Form 10QSB
period 2001-01-31
LIQUIDPURE CORP
filed 2001-03-15
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended January 31, 2001

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to              .
                                         -------------    --------------

Commission File Number: 0-31539
                        -------
--------------------------------------------------------------------------------

                                LIQUIDPURE CORP.

        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------

               Delaware                              98-0231607

     (Jurisdiction of Incorporation)   (I.R.S. Employer Identification No.)

              Suite 1650 - 200 Burrard Street
              Vancouver, British Columbia Canada               V6C 3L6

     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (604) 689-3355

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)
Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,568,200 shares of Common Stock

Traditional Small Business Disclosure Form (check one)    Yes [x] No [ ]

                          PART I: FINANCIAL INFORMATION

To simplify the language in this document, Liquidpure Corp. is referred to as "We" or the "Company".

Item 1. Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Liquidpure Corp.
(formerly Bullet Environmental Systems, Inc.)
Vancouver, B.C., Canada

We have reviewed the accompanying balance sheet of Liquidpure Corp. as at January 31, 2001, the related statement of operations for the three-month and six-month periods then ended, and the related statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

                                                 "N.I. Cameron Inc."  (signed)

Vancouver, Canada,                                    CHARTERED ACCOUNTANTS
March 5, 2001



                                Liquidpure Corp.
                  (formerly Bullet Environmental Systems, Inc.)
                        (a development stage enterprise)
                                  Balance Sheet
                                January 31, 2001

                           (expressed in U.S. dollars)

                                     ASSETS

CURRENT
     Cash                                                                     $  2,397

LICENSE, at cost (Notes 3 and 5)                                                 1,000
                                                                              --------

                                                                              $  3,397
                                                                              ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                 $  1,148
                                                                              --------


STOCKHOLDERS' EQUITY
     Share capital (Note 4)
         Common stock - $0.0001 par value
         30,000,000 authorized; 10,568,200 issued and
             outstanding                                                         1,057
         Preferred stock - $0.0001 par value
           5,000,000 authorized
     Additional paid-in capital                                                 25,425
     Deficit accumulated in the development stage                              (24,233)
                                                                              --------
                                                                                 2,249

                                                                              $  3,397
                                                                              ========

   The accompanying notes are an integral part of these financial statements.



                                Liquidpure Corp.
                  (formerly Bullet Environmental Systems Inc.)
                        (a development stage enterprise)
                            Statements of Operations
                 For the Six-Month and Three-Month Periods Ended
                      January 31, 2001 and January 31, 2000
                                   (Unaudited)

                           (expressed in U.S. dollars)

                               Three           Three             Six             Six          Period          Period
                              Months          Months          Months          Months            from            from
                               Ended           Ended           Ended           Ended  March 31, 1999  March 31, 1999
                         January 31,     January 31,     January 31,     January 31,        (date of        (date of
                                2001            2000            2001            2000  incorporation)  incorporation)
                                            (Note 1)                        (Note 1)  to January 31,  to January 31,
                                                                                                2001            2000
                                                                                                            (Note 1)
                         -------------------------------------------------------------------------------------------
Expenses
  Administration            $  1,212        $     28        $  4,237        $     56        $  5,640        $    104
  Professional fees            3,600            --             6,218            --             8,489             590
  Management fees               --              --             2,026            --             4,079            --
  Development costs             --              --               675            --               675            --
  Consulting                    --              --              --              --             5,350            --
                            --------        --------        --------        --------        --------        --------

Loss from operations        $ (4,812)       $    (28)       $(13,156)       $    (56)       $(24,233)       $   (694)
                            ========        ========        ========        ========        ========        ========


Loss per Share-
    Basic and diluted       $ (0.000)       $ (0.000)       $ (0.001)       $ (0.000)
                            ========        ========        ========        ========











   The accompanying notes are an integral part of these financial statements.



                                Liquidpure Corp.
                   (formerly Bullet Environment Systems Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                         For the Six-Month Periods Ended
                      January 31, 2001 and January 31, 2000
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                                      Six Months        Period From         Six Months        Period From
                                                           Ended     March 31, 1999              Ended     March 31, 1999
                                                     January 31,           (date of        January 31,           (date of
                                                            2001  incorporation) to               2001  incorporation) to
                                                                   January 31, 2001           (Note 1)   January 31, 2000
                                                                                                                 (Note 1)

                                                    -------------------------------------------------------------------------
Cash flows used in operating activities
  Net loss for the period                              $(13,156)          $(24,233)          $    (56)          $   (694)
  Changes in operating assets and
      liabilities

          Accounts payable                                 (955)             1,148               --                  605
                                                       --------           --------           --------           --------

Net cash used in operating activities                   (14,111)           (23,085)               (56)               (89)
                                                       --------           --------           --------           --------

Investing activities
  Purchase of license                                      --               (1,000)              --                 --
                                                       --------           --------           --------           --------

Net cash provided by (used in)
  investing activities                                     --               (1,000)              --                 --
                                                       --------           --------           --------           --------

Financing activities
  Issuance of share capital                                --               26,482               --                  100
                                                       --------           --------           --------           --------

Net cash provided by financing activities                  --               26,482               --                  100
                                                       --------           --------           --------           --------

Increase (decrease) in cash during the period           (14,111)             2,397                (56)                11

Cash at beginning of period                              16,508               --                   67               --
                                                       --------           --------           --------           --------

Cash at end of period                                  $  2,397           $  2,397           $     11           $     11
                                                       ========           ========           ========           ========







   The accompanying notes are an integral part of these financial statements.

                                Liquidpure Corp.
                  (formerly Bullet Environmental Systems, Inc.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                January 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

1.   COMPARATIVE FIGURES

     The comparative figures for the period ended January 31, 2000 were neither audited nor reviewed.

2.   FORMATION AND BUSINESS OF THE COMPANY

     Liquidpure Corp. (the "Company") was incorporated in Delaware, U.S.A. on March 31, 1999 as Bullet
     Environmental Systems, Inc. and changed its name on May 25, 2000.

     The Company is a development stage enterprise engaged in the business of developing potable and waste-water treatment solutions for commercial, agricultural, and industrial markets. To date, the Company has not commenced commercial activities, other than the development of its business plan and the acquisition of a commercial license.

     Going concern

     The accompanying financial statements have been presented assuming the Company will continue as a going concern. At January 31, 2001, the Company had accumulated $24,233 in losses and had no revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Income taxes

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance in respect of amounts considered by management to be less likely than not of realization in future periods.

                                Liquidpure Corp.
                  (formerly Bullet Environmental Systems, Inc.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                January 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Foreign currency translation

     Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at January 31, 2001 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

     (equivalent Cdn $ per U.S. $)

     January 31, 2001 rate          .6672

     Amortization

     Amortization of the license will be on the straight-line basis over a period of five years beginning when the Company commences commercial operations.

4.   SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

5.   RELATED PARTY TRANSACTIONS

     a) During the period, the Company paid management fees of $2,026 (2000 - $0) to a former director and officer of the Company and rent of $1,084 (2000 - $0) to a company controlled by a former director and officer of the Company. These transactions have been recorded using the exchange amount.

     b) During the prior year, the Company acquired a non-exclusive commercial license from a company controlled by a former director and officer of the Company for $1,000. Under the terms of the license, the Company is subject to a 3% royalty on the gross sales price on any products sold using the technology acquired by the license and a 2.5% royalty on any royalties or fees from the sale or lease of the license to third parties. This transaction has been recorded using the exchange amount.

                                Liquidpure Corp.
                  (formerly Bullet Environmental Systems, Inc.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                January 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

6.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

Item 2. Management's Discussion and Analysis or Plan of Operations

Our current cash balance is approximately $1,200. Our management believes the current cash balance is sufficient to fund the current minimum level of operations through March 31, 2001, however, in order to advance our business plan we must raise capital through the sale of equity securities. To date, the Company has sold $26,482 in equity securities and used approximately $4,080 for management fees, $5,350 for consulting fees, $8,500 for professional fees, $6,350 for rent and other office expenses, and $1,000 for licenses. Sales of our equity securities have allowed the Company to maintain a positive cash flow balance.

Our plan of business encompasses the following steps.

     o Raise capital of $500,000 through the sale of equity securities via a private placement during months one through six.

     o Recruit two technical sales engineers, at an annual base salary of $30,000 each, and one process engineer, at an annual salary of approximately $60,000, during months five through seven.

     o Engage a contract manufacturing firm to construct a pilot plant as well as a small inventory of various sizes of the Bullet aeration device at a cost of $200,000.

     o Initiate a national sales and marketing campaign to secure product sales.

Management has made initial progress in implementing its business plan by registering its Internet domain name, www.liquidpure.com, requesting detailed technical information on the Bullet from Aquasol Technologies Inc., sourcing contract manufacturing firms for the construction of its product line, and formulating the search criteria for technical sales engineers. We will only be able to continue to advance our business plan after we receive capital funding through the sale of equity securities. After raising capital, our management intends to engage an executive recruiting firm to assist in the search for sales and technical personnel, hire administrative personnel, purchase computer and office equipment and furniture, and construct a pilot plant.

We do not anticipate generating positive cash flow during our first year of operations and, therefore, anticipate utilizing our equity capital to fund the development and implementation of our business plan.

We will face considerable risk in each of our business plan steps, such as difficulty in attracting and retaining highly skilled and experienced employees within our budget, difficulty in locating a pilot plant contractor, market resistance to our new technology, and a shortfall in funding due to our inability to raise capital in the equity securities market. Further, if no funding is received during the next twelve months, we will be forced to rely on our existing cash in the bank and funds loaned by management. Our management has no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. We plan to purchase approximately $50,000 in furniture, computers, and software during the next twelve months from proceeds of our equity security sales. Our business plan provides for an increase to seven employees during the next twelve months.

         There are currently no arrangements which would result in a change of control of the Company.

         During the period ended January 31, 2001 we incurred general and administrative expenses of $13,156, all of which were related to management and consulting services and professional fees rendered in connection with the preparation of our audited financial statements for the period ended July 31, 2000, the filing of our Form 10-SB and Amendment to Form 10-SB with the Securities and Exchange Commission, and development of our website. Operating capital to pay for these expenses was funded by a private placement of our common stock to non-affiliates of the Company. We have no significant working capital.

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holdings - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended January 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

March 13, 2001

                                            LIQUIDPURE CORP.
                                            A Delaware Corporation

                                            /s/  Amar Bahadoorsingh
                                            -----------------------
                                            By:  Amar Bahadoorsingh
                                            Title: President
                                            Date: 03/13/01