Form 10QSB
period 2001-04-30
LIQUIDPURE CORP
filed 2001-06-08
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended April 30, 2001

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to               .
                                                 ------------    --------------

Commission File Number: 0-31539
                        ------------
--------------------------------------------------------------------------------

                                LIQUIDPURE CORP.

        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------

             Delaware                                    98-0231607
    (Jurisdiction of Incorporation)         (I.R.S. Employer Identification No.)

                          Suite 215 - 2438 Marine Drive
                      West Vancouver, British Columbia Canada         V7V 1L2

                     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (604) 925-9910

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes [x ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,568,200 shares of Common Stock, par value $0.0001, as at June 1, 2001

Traditional Small Business Disclosure Form (check one)    Yes [x] No [ ]

                                LIQUIDPURE CORP.
                                   FORM 10-QSB
                                      INDEX



                                                                        Page
                                                                        ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Assets                                                              3
     Liabilities and Stockholders' Equity                                3
     Statement of Operations                                             4
     Statement of Cash Flows                                             5
     Notes to Financial Statements                                       6-7

Item 2.  Management's Discussion and Analysis or Plan of Operation       8-9


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                             10

Item 2.    Changes in Securities                                         10

Item 3.    Defaults upon Senior Securities                               10

Item 4.    Submission of Matters to a Vote of Security Holdings          10

Item 5.    Other Information                                             10

Signatures                                                               11

                          PART I: FINANCIAL INFORMATION

To simplify the language in this document, Liquidpure Corp. is referred to as "We" or the "Company".

Item 1. Financial Statements

                                Liquidpure Corp.
                  (formerly Bullet Environmental Systems, Inc.)
                        (a development stage enterprise)
                                  Balance Sheet
                                 April 30, 2001

                           (expressed in U.S. dollars)


                                     ASSETS


CURRENT
     Cash                                                        $     1,257

LICENSE, at cost (Notes 3 and 5)                                       1,000
                                                                 -----------

                                                                 $     2,257
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued liabilities                    $     1,498
                                                                 -----------

STOCKHOLDERS' EQUITY
     Share capital (Note 4)
         Common stock - $0.0001 par value
         30,000,000 authorized; 10,568,200 issued and
             outstanding                                               1,057
         Preferred stock - $0.0001 par value
           5,000,000 authorized
     Additional paid-in capital                                       25,425
     Deficit accumulated in the development stage                    (25,723)
                                                                 -----------
                                                                         759
                                                                 -----------

                                                                 $     2,257
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.

                                Liquidpure Corp.
                  (formerly Bullet Environmental Systems Inc.)
                        (a development stage enterprise)
                            Statements of Operations
                For the Nine-Month and Three-Month Periods Ended
                        April 30, 2001 and April 30, 2000
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                          Three           Three           Nine           Nine            Period             Period
                                         Months          Months         Months         Months              from               from
                                          Ended           Ended          Ended          Ended    March 31, 1999     March 31, 1999
                                      April 30,       April 30,      April 30,      April 30,          (date of           (date of
                                           2001            2000           2001           2000    incorporation)     incorporation)
                                                       (Note 1)                      (Note 1)      to April 30,       to April 30,
                                                                                                           2001               2000
                                                                                                                           (Note 1)
                                     ----------------------------------------------------------------------------------------------
 Expenses
   Administration                     $     419         $    20      $   4,656        $    76         $   6,059             $  124
   Professional fees                      1,071              --          7,289             --             9,560                590
   Management fees                           --              --          2,026             --             4,079                 --
   Development costs                         --              --            675             --               675                 --
   Consulting                                --              --             --             --             5,350                 --
                                      ---------         -------      ---------        -------         ---------              -----

 Loss from operations                 $   1,490)        $   (20)     $ (14,646)       $   (76)        $ (25,723)            $ (714)
                                      =========         =======      =========        =======         =========             ======


 Loss per Share-
     Basic and diluted                $  (0.000)        $(0.000)     $  (0.001)       $(0.000)
                                      =========         =======      =========        =======













   The accompanying notes are an integral part of these financial statements.

                                Liquidpure Corp.
                   (formerly Bullet Environment Systems Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                        For the Nine-Month Periods Ended
                        April 30, 2001 and April 30, 2000
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                                        Nine Months         Period From     Nine Months          Period From
                                                              Ended      March 31, 1999           Ended       March 31, 1999
                                                          April 30,            (date of       April 30,             (date of
                                                               2001   incorporation) to            2000    incorporation) to
                                                                         April 30, 2001        (Note 1)       April 30, 2000
                                                                                                                    (Note 1)
                                                     ------------------------------------------------------------------------
Cash flows used in operating activities
  Net loss for the period                              $(14,646)          $(25,723)          $    (76)          $   (714)
  Changes in operating assets and
      liabilities
          Accounts payable                                 (605)             1,498                 --                605
                                                     ----------           --------           --------           --------

Net cash used in operating activities                   (15,251)           (24,225)               (76)              (109)
                                                     ----------           --------           --------           --------

Investing activities
  Purchase of license                                        --             (1,000)                --                 --
                                                     ----------           --------           --------           --------

Net cash provided by (used in)
  investing activities                                       --             (1,000)                --                 --
                                                     ----------           --------           --------           --------

Financing activities
  Issuance of share capital                                  --             26,482                 --                100
                                                     ----------           --------           --------           --------

Net cash provided by financing activities                    --             26,482                 --                100
                                                     ----------           --------           --------           --------

Increase (decrease) in cash during the period           (15,251)             1,257                (76)                (9)

Cash at beginning of period                              16,508                 --                 67                 --
                                                     ----------           --------           --------           --------

Cash (deficiency) at end of period                     $  1,257           $  1,257           $     (9)          $     (9)
                                                     ==========           ========           ========           ========



   The accompanying notes are an integral part of these financial statements.

                                Liquidpure Corp.
                  (formerly Bullet Environmental Systems, Inc.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                 April 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)




1.   COMPARATIVE FIGURES

     The comparative figures for the period ended April 30, 2000 were neither audited nor reviewed.

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

     Going concern
     The accompanying financial statements have been presented assuming the Company will continue as a going concern. At April 30, 2001, the Company had accumulated $25,723 in losses and had no revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.

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

                                Liquidpure Corp.
                  (formerly Bullet Environmental Systems, Inc.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                 April 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     Foreign currency translation
     Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at April 30, 2001 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

     (equivalent Cdn $ per U.S. $)
     April 30, 2001 rate    .6508

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

The Company's plan of business encompasses the following steps.

     o Raise capital of $500,000 through the sale of equity securities via a private placement during months one through six.

     o Recruit two technical sales engineers, at an annual base salary of $30,000 each, and one process engineer, at an annual salary of approximately $60,000, during months five through seven. Additional sales and support staff may be hired in addition to these engineers.

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

During the next twelve months, we plan to concentrate our efforts on raising capital funding through the sale of equity securities in order to advance our business plan. Because the Company remains essentially a start-up development company with limited capital resources, it may be necessary to accrue expenses until such time as this additional financing can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until the Company is able to secure additional financing to launch operations.

We will face considerable risk in each of our business plan steps, such as difficulty in attracting and retaining highly skilled and experienced employees within our budget, difficulty in locating a pilot plant contractor, market resistance to our new technology, and a shortfall in funding due to our inability to raise capital in the equity securities market. Further, if no funding is received during the next twelve months, we will be forced to rely on our existing cash in the bank and funds loaned by management. Our management has no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would instead, delay all cash intensive activities. We do not anticipate generating positive cash flow during our first year of operations, and without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. We plan to purchase approximately $50,000 in furniture, computers, and software during the next twelve months from proceeds of our equity security sales. Our business plan provides for an increase to seven employees during the next twelve months, including three engineers and four support and sales staff.

There are currently no arrangements which would result in a change of control of the Company.

The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources and competitive disadvantage to other public or semi-public issuers. Notwithstanding, the Company expects to develop a capital formation strategy and launch operations during the next twelve to eighteen months.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to fully launch operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

Our current cash balance is approximately $1,000. Our management believes the current cash balance is sufficient to fund the current minimum level of operations through July 31, 2001, however, in order to advance our business plan we must raise capital through the sale of equity securities. To date, the Company has sold $26,482 in equity securities and used approximately $4,080 for management fees, $5,350 for consulting fees, $9,500 for professional fees, $6,750 for rent and other office expenses. Sales of our equity securities have allowed the Company to maintain a positive cash flow balance.

During the period ended April 30, 2001 we incurred general and administrative expenses of $14,646, all of which were related to management and consulting services and professional fees rendered in connection with the preparation and filing of required statutory financial reports with the Securities and Exchange Commission, and the planning and development of our website. Operating capital to pay for these expenses was funded by a private placement of our common stock to non-affiliates of the Company. We have no significant working capital.

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

Item 4.    Submission of Matters to a Vote of Security Holdings - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits - None
         (b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended April 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

June 8, 2001

                                           LIQUIDPURE CORP.
                                           A Delaware Corporation

                                           /s/ Amar Bahadoorsingh
                                              --------------------------------
                                           By:  Amar Bahadoorsingh
                                           Title: President
                                           Date: 06/08/01