Form 10KSB
period 2001-07-31
LIQUIDPURE CORP
filed 2002-04-26
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2001

                           Commission File No. 0-31539

                          Coventure International Inc.
                             formerly Liquidpure Corp.
                             -------------------------
                   (Name of Small Business Issuer in its charter)

                Delaware                                    98-0231607
         ------------------------                      --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
Suite 174, 3359 - 27th Street N.E.
      Calgary, Alberta                                    T1Y 5E4
--------------------------------                    ---------------------
   (Address of Principal Executive Office)                 Zip Code

Registrant's telephone number, including Area Code: (403) 949-5621 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.      [ ]  YES                  [ X ]    NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended July 31, 2001 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 15, 2002 was $-0-.

As of April 15, 2002 the Company had 10,568,200 issued and outstanding shares of common stock.

Forward Looking Statements

This report contains various forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, the words "believe", "expect", "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from our projections or estimates. Factors which could cause actual results to differ materially are discussed at length under the heading "Risk Factors". Should one or more of the enumerated risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Investors should not place undue reliance on forward-looking statements, all of which speak only as of the date made.

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated in the State of Delaware on March 31, 1999 as Bullet Environmental Systems, Inc. and on May 25, 2000 we changed our name to Liquidpure Corp. On February 14, 2002 we changed our name to Coventure International Inc. In July of 2000 we received our initial funding from the sale of our common stock to investors. The Company's original business plan comprised of the manufacturing and marketing of potable and waste-water treatment systems to various commercial, agricultural, and industrial markets. However, on October 1, 2001 the agreement under which this plan of business originated was terminated. Management is implementing a new business plan that is designed to provide quality consulting services to small and medium sized businesses in North America.

We have not commenced any operational activities other than initial corporate formation and capitalization, and the selection and acquisition of our domain name, www.coventure.com.

Coventure International Inc. plans to be a North American provider of management consulting products and services to a network of regionally licensed operators. Coventure plans to provide this distribution network with pro-active solutions to increase our client's profitability through strategic analysis, planning, consulting and coaching. Our licensees will provide our clients with an enhanced understanding of local economic conditions and domestic factors that effect operating a business in that area.

Coventure plans to deliver exceptional value to its clients and to charge a competitive rate for its services. The Company's initial focus will be on the development of the Canadian and American markets. Coventure's core services may be described as preventative maintenance programs which pinpoint inefficiencies and trouble spots through-out a business before they cause significant erosion or crisis.

Principal Products or Services and their Markets

Diagnostic Assessment

Our Business Analysts will be trained to conduct an exhaustive Diagnostic Study. The Diagnostic Study reveals the unique conditions, concerns and procedures that each individual business possesses. Upon completion of the Diagnostic Survey, the Analyst provides a confidential review and report of the findings, with recommendations.

Strategic Document Development

The planning stage builds on the discoveries that the Diagnostic Survey provided. Here the planning team evaluates the analysis, prioritizes the findings, and proposes solutions incorporated into the Strategic Plan and the Operating Plan.

Consulting Services

Pending the recommendations outlined in the analysis and the business plan, a consulting program will be recommended to address those factors necessary to achieve optimal levels of profitability.

Coaching Services

Accountability is frequently absent in the world of the small business owner. By becoming a client's confessor and mentor, a Coventure coach can provide the guidance and counseling to keep the owner on track in his professional and personal life.

Unlike most competing firms that target small businesses on a nation-wide basis, Coventure plans secure regional representation through the licensing of exclusive territories.

Licensee candidates will be chosen for their past experience, personality, education and passion for the small business sector. The amount paid to Coventure provides the licensee all of the appropriate training of their regional staff, promotional and diagnostic materials, regional advertising, the initiation of a telemarketing program, some equipment, software and most legal costs. All revenues generated by the regional licensee will be transacted through Coventure and an average of a 15% commission will be paid to the licensee. All phone, regional travel, entertainment and overhead costs in a territory will be the responsibility of the licensee.

Number of Total Employees and Number of Full Time Employees

We currently have no full-time employees and one part-time employee, John Hromyk, who is our sole officer and director. Mr. Hromyk is involved in other full-time business activities and participates in the running of the Company on a part-time basis as needed. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. We have no collective bargaining agreements or employment agreements in existence.

ITEM 2.  DESCRIPTION OF PROPERTY

We have no material assets and, as such, we do not own any real or personal property. We currently operate out of rented space located at Suite 174, 3359 - 27th Street, N.E., Calgary, Alberta T1Y 5E4, which is rented by the company. The cost of rent per month is $100.00 plus applicable taxes. We believe that this space is sufficient at this time.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) The Company's common stock is not quoted on any exchange and there is no public trading market.

   (b) As of April 15, 2002, the Company had approximately 23 shareholders of record of the common stock.

   (c) Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. No dividends on outstanding common stock have been paid since inception. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

   (d)  Recent Sales of Unregistered Securities

        In July of 2000 2,568,200 shares of common stock were issued to twenty-two investors, all resident in the State of Missouri, for an aggregate of $25,682. These transactions were exempted from registration pursuant to Rule 504 of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Our plan of business encompasses the following steps.

     o Raise capital of $250,000 through the sale of equity securities via a private placement Offering Memorandum before July 31, 2002
     o Refine, market and expand the Company's methodologies and initiate licensing program
     o Hire, train and implement an outside sales force, analysts and consultants

Management has made initial progress in implementing its business plan by registering its Internet domain name, www.coventure.com, and preliminary development of the site has commenced. We will only be able to continue to advance our business plan after we receive capital funding through the sale of equity securities. After raising capital, our management intends to initiate its current strategic plan which outlines the start-up expenses, marketing initiatives, refinements to the Company's methodologies, the training of staff, and the initiation and implementation of a licensing program to expand to new markets. The majority of the funds will be used to research, develop and market Coventure's licensing opportunities to prospective licensees in new outside markets.

Unlike most competing firms that target small businesses on a nation-wide basis,
Coventure  plans  secure  regional   representation  through  the  licensing  of
exclusive territories.

Licensee candidates will be chosen for their past experience, personality, education and passion for the small business sector. The amount paid to Coventure provides the licensee all of the appropriate training of their regional staff, promotional and diagnostic materials, regional advertising, the initiation of a telemarketing program, some equipment, software and most legal costs. All revenues generated by the regional licensee will be transacted through Coventure and an average of a 15% commission will be paid to the licensee. All phone, regional travel, entertainment and overhead costs in a territory will be the responsibility of the licensee.

A licensee will be formally reviewed each quarter. Annual and quarterly targets will be established with Coventure prior to each new fiscal period. A Coventure manager will be assigned to assist and guide the licensee and his operatives in securing their targets. Upon two consecutive quarterly targets being not met, the licensee will receive a warning that his territory is in jeopardy of being revoked. If attempts to remedy the licensee's territory have proved unsuccessful the territory will be reassigned and the licensee will lose their licensing fee. A non-competition agreement will keep licensees from consulting in the regional market for a period of one year. Coventure plans to license three markets in 2002.

We do not anticipate generating positive cash flow during the first year of operations and, therefore, anticipate utilizing our equity capital to fund the development and implementation of our business plan.

We will face considerable risk in each of our business plan steps, such as the anticipated difficulty in providing substantiated market performance to those wishing to license a regional territory. Other anticipated challenges include finding and developing our internal human resource base, competitive pressures and negative economic conditions. Further, if no funding is received during the next twelve months, we will be forced to rely on our existing cash in the bank and funds loaned by management. Our management has no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, we would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, we may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Operations and results for the past year ended July 31, 2001: Activity during the past year has been confined to the research and development of a business plan and securing an Internet website. The schematic web plan, the fundamental web design and the web copy have now been developed. We anticipate the Coventure website to commence its design phase in April, 2002.

Future Prospects: The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantage to other public or semi-public issuers, and new uncertainties about compliance with NASD requirements for trading on the OTCBB. Notwithstanding the conditions, the Company expects to develop a capital formation strategy and launch operations during the next twelve to eighteen months.

Reverse Acquisition Candidate: The Company is not currently searching for a profitable business opportunity. This contingency is disclosed for the possibility that the Company's intended business might fail. The Company is not presently a reverse acquisition candidate. Should the Company's business fail, management does not believe the Company would be able to effectively, under current laws and regulations, attract capital, and would be required to seek such an acquisition to achieve profitability for shareholders.

During the twelve months ending April 30, 2003 we anticipate that we will need $170,000 in additional capital to pay operating expenses.

We anticipate obtaining the capital which we will require through a combination of debt and equity financing. There is no assurance that we will be able to obtain capital we will need or that our estimates of our capital requirements will prove to be accurate. As of the date of this report we did not have any commitments from any source to provide additional capital.

ITEM 7.  FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Name                 Age         Position

   John Hromyk             41        President, Secretary, Treasurer and a
                                     director

John Hromyk has been an officer and director of our corporation since August 30, 2001. From May 1999 to June 2001 he was the sole proprietor of Banded Peak Venture Services, a business development and management-consulting firm located in Calgary, Alberta. For three years prior he was the founder and president of Hillside Estate Winery Ltd. located in Penticton, British Columbia. From June 1985 to April 1996 Mr. Hromyk was a contract magazine publisher for numerous Canadian regional and national periodicals. Educated in Vancouver, British Columbia Mr. Hromyk studied biological sciences from 1980 to 1984 at Vancouver Community College (Langara) and at the University of British Columbia. He also completed a Diploma Program in Business Administration and Marketing from Capilano College in North Vancouver in 1986.

Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the board of directors. John Hromyk devotes a limited amount of his time to our business.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by our Chief Executive Officer. None of our former or current executive officers received in excess of $100,000 in compensation during the fiscal year ended July 31, 2001 or during any other twelve month period.


Name and             Fiscal                  Other Annual    Restricted     Options
Principal             Year    Salary  Bonus  Compensation   Stock Awards    Granted
Position

John Hromyk           2001       0       0         0              0            0
  President
Amar Bahadoorsingh    2001       0       0         0              0            0
  President
Amar Bahadoorsingh    2000       0       0         0              0            0
  President
Brett Walker,         2000  $3,375       0       700              0            0
  President



Employment Agreements

We do not have any consulting or employment agreements with any officer or director of the Company.

We have a consulting agreement with Big Sky Management Ltd. to provide financial consulting and to assist the Company in preparing and refining its business plan, and identifying, introducing to and consulting as to strategy for initiating discussions with potential investors. This agreement is on a month to month basis commencing February 1, 2002, at a rate of $1,605 per month.


Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

We do not have any compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of any executive officer's employment with us or from a change in control of or a change in an executive officer's responsibilities following a change in control.

Options Granted During Fiscal Year Ending July 31, 2001:
--------------------------------------------------------

None.

Long Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

None.

Employee Pension, Profit Sharing or other Retirement Plans
----------------------------------------------------------

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Directors' Compensation
-----------------------

At present we do not pay our directors for attending meetings of the board of directors, although we expect to adopt a director compensation policy in the future. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

Except as disclosed elsewhere in this report none of our directors received any compensation from us during the year ended July 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 15, 2002, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                    Shares of               Percent of
Name and Address                   Common Stock               Class

John Hromyk                         10,054,900                 95%
PO Box 731
Bragg Creek, Alberta
Canada T0L 0K0

All Officers and Directors          10,054,900                 95%
  as a Group (1 person)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have issued shares of our common stock to the following persons during the past two years, who are or were affiliated with Coventure:

o In March 1999 we issued 1,000,000 shares of our common stock to Century Capital Management Ltd., a company controlled by a former president and director, for $100.

o In October 1999 we issued 7,000,000 shares of our common stock to Brett Walker, a former officer and director, for services rendered valued at $700.

In August, 2001 the President of the Company, Amar Bahadoorsingh, sold 6,500,000 shares registered in his name to John Hromyk for $650 cash. Following this sale, and effective August 30, 2001, Mr. Bahadoorsingh resigned as an officer and director and appointed Mr. Hromyk as a director to oversee the implementation of a new business plan.

In September, 2001 Mr. Bahadoorsingh sold an additional 500,000 shares registered in his name to John Hromyk for $50 cash. In September, 2001 a major shareholder sold 500,000 shares to Mr. Hromyk for $50 cash. In February, 2002 another shareholder sold 500,000 shares to Mr. Hromyk for $50 in cash.

In April 2002 John Hromyk acquired an additional 2,054,900 shares of common stock from ten other shareholders of the Company.

Save and except as disclosed herein we have not entered into and do not intend to enter into any transactions with our management or any nominees for such positions. We have not entered into and do not intend to enter into any transactions with beneficial owners of more than 5% of our issued and outstanding share capital. Since inception, we have not entered into any transactions with promoters.

Our management is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, our management may face a conflict in selecting between the Company and their other business interests. We have not formulated a policy for the resolution of such conflicts. While the Company and our sole officer and director have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, he has advised the Company that he will limit his roles in all other business activities to the role of a passive investor and devote his full time services to the Company after we raise capital of $250,000 through the sale of securities through a private placement and are able to provide adequate salaries.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number      Exhibit                                            Page Number

1           Underwriting Agreement                                 N/A
                                                               -----------

3.1         Certificate of Incorporation and Amendments           (1)
                                                               -----------

3.2         Bylaws                                                (1)
                                                               -----------

5.          Opinion of Counsel                                    N/A
                                                               -----------

10          Agreement for the Purchase of Common Stock            (2)
                                                               -----------

(1) Incorporated by reference to the same exhibit number in the Company's registration statement on Form 10-SB filed September 15, 2000.

(2) Incorporated by reference to the same exhibit number in the Company's Form 8-K filed August 30, 2001.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                              Financial Statements
                         July 31, 2001 and July 31, 2000

                          REPORT OF INDEPENDENT AUDITOR





To the Stockholders of
Coventure International Inc.
(formerly Liquidpure Corp.)


We have audited the accompanying balance sheets of Coventure International Inc. (a development stage enterprise) as of July 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended July 31, 2001 and for each of the periods from March 31, 1999 (date of incorporation) to July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liquidpure Corp. at July 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended July 31, 2001 and July 31, 2000 and for each of the periods from March 31, 1999 (date of incorporation) to July 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   /s/ N.I. Cameron Inc.
Vancouver, Canada,                                               CHARTERED
ACCOUNTANTS
March 6, 2002

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                                 Balance Sheets


                           (expressed in U.S. dollars)

                                     ASSETS

                                                  July 31          July 31
                                                     2001             2000
                                               ---------------------------

CURRENT
Cash                                           $       301        $ 16,508

LICENSE, at cost (Notes 2 and 4)                     1,000           1,000
                                                --------------------------

                                                 $   1,301        $ 17,508
                                                 =========================


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities       $  3,229        $  2,103
                                                  ------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
   Share capital (Note 3)
      Common stock - $0.0001 par value
      30,000,000 authorized; 10,568,200 issued and
          outstanding (1999 - 1,000,000)             1,057           1,057
      Preferred stock - $0.0001 par value
        5,000,000 authorized                             -               -
   Additional paid-in capital                       25,425          25,425
   Deficit accumulated in the development stage   (28,410)        (11,077)
                                                 -------------------------
                                                   (1,928)          15,405
                                                --------------------------

                                                 $   1,301        $ 17,508
                                                 =========================

    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                            Statements of Operations


                           (expressed in U.S. dollars)



                                                  Period from     Period from
                                                    March 31,       March 31,
                                                      1999            1999
                                                    (date of        (date of
                        Year Ended    Year Ended  incorporation)  incorporation)
                          July 31,     July 31,    to July 31,     to July 31,
                            2001         2000         2001            2000
                        -------------------------------------------------------
                        -------------------------------------------------------

EXPENSES
  Professional fees       $ 9,549     $  1,681      $ 11,820       $ 2,271
  Administration            5,758        1,355         7,161         1,403
  Consulting fees               -        5,350         5,350         5,350
  Management fees           2,026        2,053         4,079         2,053
                         -----------------------------------------------------
                         -----------------------------------------------------

LOSS FROM OPERATIONS
FOR THE PERIOD           $(17,333)   $ (10,439)    $ (28,410)    $ (11,077)
                         ======================================================


LOSS PER SHARE -
Basic and diluted         $(0.002)     $(0.002)
                          ======================
                          ======================


WEIGHTED AVERAGE
  NUMBER OF SHARES     10,568,000    6,353,001
  OUTSTANDING          =======================
                       =======================


    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                   Statements of Stockholders' Equity (Deficit)


                           (expressed in U.S. dollars)


                                                              Deficit
                                                            Accumulated
                               Common Stock                   in the
                           Number of            Additional  development
                            Shares     Amount    Paid-in       Stage      Total
                                                 Capital
                          -----------------------------------------------------

Issuance of common
  stock                  1,000,000    $  100     $    -      $   -       $  100

Loss for the period              -         -          -       (638)        (638)
                        --------------------------------------------------------

Balance, July 31,
   1999                  1,000,000       100          -       (638)        (538)

Issuance of common
  stock                  9,568,200       957     25,425          -       26,382

Loss for the Year                -         -          -    (10,439)     (10,439)
                      ---------------------------------------------------------

Balance, July 31,
   2000                 10,568,200     1,057     25,425    (11,077)      15,405

Loss for the Year                -         -          -    (17,333)     (17,333)
                        --------------------------------------------------------

Balance, July 31,
  2001                  10,568,200    $1,057    $25,425   $(28,410)     $(1,928)
                       =========================================================


    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                            Statements of Cash Flows


                           (expressed in U.S. dollars)


                                                    Period from    Period from
                                                     March 31,      March 31,
                                                       1999           1999
                              Year        Year       (date of       (date of
                              Ended       Ended    incorporation) incorporation)
                             July 31,    July 31,    to July 31,   to July 31,
                              2001        2000          2001         2000
                           ----------------------------------------------------
OPERATING ACTIVITIES
 Loss for the Period    $ (17,333)  $ (10,439)    $ (28,410)    $ (11,077)
 Changes  in  operating
  assets  and liabilities
  Accounts payable and
     accrued liabilities    1,126       1,498         3,229         2,103
                          ----------------------------------------------------

  Net cash used in
   operating activities   (16,207)     (8,941)      (25,181)       (8,974)
                          ----------------------------------------------------

INVESTING ACTIVITIES
   Purchase of license          -      (1,000)       (1,000)       (1,000)
                          ----------------------------------------------------

   Net cash used in
   investing activities         -      (1,000)       (1,000)       (1,000)
                          ----------------------------------------------------

FINANCING ACTIVITIES
   Issuance of share
    capital                     -      26,382        26,482        26,482
                          ----------------------------------------------------

   Net cash provided by
    financing activities        -      26,382        26,482        26,482
                          ----------------------------------------------------

NET CHANGE IN CASH DURING
  THE PERIOD              (16,207)     16,441          301         16,508

CASH AT BEGINNING OF
  PERIOD                   16,508          67            -              -
                          ----------------------------------------------------

CASH AT END OF PERIOD       $ 301     $16,508       $  301       $ 16,508
                           ===================================================

    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                  July 31, 2001

                           (expressed in U.S. dollars)

1.    FORMATION AND BUSINESS OF THE COMPANY

     Coventure International Inc. (the "Company") was incorporated in Delaware, U.S.A. on March 31, 1999 as Bullet Environmental Systems, Inc. and changed its name on May 25, 2000 to Liquidpure Corp. On February 14, 2002, the Company changed its name to Coventure International Inc.

     The Company is a development stage enterprise engaged in the business of developing potable and waste-water treatment solutions for commercial, agricultural, and industrial markets. To date, the Company has not commenced commercial activities, other than the development of its business plan and the acquisition of a commercial license.

   Going concern

   The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At July 31, 2001, the Company had accumulated $28,410 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue-producing venture partner.

2.    SIGNIFICANT ACCOUNTING POLICIES

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

   Foreign currency translation

   Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at July 31, 2001 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

         (equivalent Cdn $ per U.S. $)        2001              2000
                                              ----------------------
                   July 31 rate               .6525            .6756

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                  July 31, 2001

                           (expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

   Amortization

   Amortization of the license will be on the straight-line basis over a period of five years beginning when the Company commences commercial operations.

3.  SHARE CAPITAL

   Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

4.  RELATED PARTY TRANSACTIONS

     a) During the year, the Company paid management fees of $2,026 (2000 - $2,053) to a former director and officer of the Company and consulting fees of $0 (2000 - $5,350) and rent of $1,084 (2000 - $724) to a company controlled by a former director and officer of the Company. These transactions have been recorded using the exchange amount.

     b) During the prior year, the Company acquired a non-exclusive commercial license from a company controlled by a former director and officer of the Company for $1,000. Under the terms of the license, the Company is subject to a 3% royalty on the gross sales price on any products sold using the technology acquired by the license and a 2.5% royalty on any royalties or fees from the sale or lease of the license to third parties. This transaction has been recorded using the exchange amount. Subsequent to July 31, 2001, the Company has abandoned this license.

5. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

   The Company's financial instruments consist of cash and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of April, 2002.

                                       Coventure International Inc.


                                       By /s/ John Hromyk
                                          ------------------------------------
                                          John Hromyk, President and Principal
                                          Financial and Accounting Officer



     Pursuant  to  the   requirements  of  the  Securities  Act  of  l933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                    Title             Date



John Hromyk                         Director          April _____, 2002















Coventure 10-KSB July 4-25-02