Form 10QSB
period 2001-10-31
LIQUIDPURE CORP
filed 2002-04-26
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended October 31, 2001

Commission File Number: 0-31539
                        ------------


                         COVENTURE INTERNATIONAL INC.
                         ----------------------------
      (Exact name of small business issuer as specified in its charter)


            Delaware                               98-0231607
            --------                               ----------
      (Jurisdiction of Incorporation)           (I.R.S. Employer
                                                Identification No.)


                      Suite 174, 3359 - 27th Street N.E.
                       Calgary, Alberta, Canada T1Y 5E4
                  ------------------------------------------
              (Address of principal executive office) (Zip Code)


Registrant's telephone number, including area code:   (403) 949-5621

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes
[ ] No [X]

As of April 15, 2002 the Company had 10,568,200 shares of common stock issued and outstanding.

                                Liquidpure Corp.
                            #1650-200 Burrard Street
                       Vancouver, British Columbia V6C 3L6
                    Former name, former address and former
                   fiscal year if changed from last report

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                              Financial Statements
                      October 31, 2001 and October 31, 2000
                                   (Unaudited)

                         INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors and Stockholders of Coventure International Inc.
(formerly Liquidpure Corp.)
Bragg Creek, Alberta, Canada



We have reviewed the accompanying balance sheet of Coventure International Inc. as at October 31, 2001, the related statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Corporation's management.

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







                                                   /s/ N.I. Cameron Inc.
Vancouver, Canada,                                CHARTERED ACCOUNTANTS
March 6, 2002

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                                  Balance Sheet
                                October 31, 2001


                           (expressed in U.S. dollars)


                                     ASSETS

                                              October 31,            July 31,
                                                    2001                2001
                                              (Unaudited)
CURRENT
Cash                                       $           139       $        301

LICENSE, at cost (Note 4)                                -              1,000
                                       --------------------------------------

                                           $           139        $     1,301
                                           ==================================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities $        3,457        $     3,229
                                            ---------------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
   Share capital (Note 3)
      Common stock - $0.0001 par value
      30,000,000 authorized; 10,568,200 issued and
          outstanding                                1,057              1,057
      Preferred stock - $0.0001 par value
        5,000,000 authorized
   Additional paid-in capital                       25,425             25,425
   Deficit accumulated in the development stage    (29,800)           (28,410)
                                                 ----------------------------
                                                   (3,318)            (1,928)
                                           ----------------------------------

                                           $           139        $     1,301
                                           ==================================

  The accompanying notes are an integral part of these financial statements.

                            Coventure International Inc.
                           (formerly Liquidpure Corp.)
                          (a development stage enterprise)
                              Statements of Operations
                        For the Three-Month Periods Ended
                      October 31, 2001 and October 31, 2000
                                   (Unaudited)

                           (expressed in U.S. dollars)



                                  Three       Three        Period         Period
                                 Months      Months         from           from
                                  Ended       Ended    March 31, 1999 March 31, 1999
                               October 31, October 31,    (date of       (date of
                                  2001        2000     incorporation) incorporation)
                                                       To October 31, to October 31,
                                                            2001           2000
                               ------------------------------------------------------

 Expenses
  Professional fees                 $    -    $  2,618      $  11,820       $  4,889
   Administration                      390       3,700          7,551          5,103
   Consulting                            -           -          5,350          5,350
   Management fees                       -       2,026          4,079          4,079
  Loss on abandonment of             1,000           -          1,000              -
license
                               ------------------------------------------------------

 Loss from operations            $ (1,390)   $  (8,344)     $ (29,800)      $(19,421)
                               ======================================================


 Loss per Share-
     Basic and diluted           $ (0.000)    $(0.001)
                               ========================




  The accompanying notes are an integral part of these financial statements.

                             Coventure International Inc.
                             (formerly Liquidpure Corp.)
                           (a development stage enterprise)
                               Statements of Cash Flows
                          For the Three-Month Periods Ended
                        October 31, 2001 and October 31, 2000
                                     (Unaudited)

                             (expressed in U.S. dollars)



                                        Three      Three       Period        Period
                                       Months     Months       from          from
                                        Ended      Ended      March 31,     March 31,
                                     October 31, October 31,  (date of      (date of
                                        2001       2000    incorporation)incorporation)
                                                            to October    to October
                                                                31,           31,
                                                               2001          2000
                                     --------------------------------------------------

Cash flows used in operating
activities
  Net loss for the period              $ (1,390) $ (8,344)    $ (29,800)   $  (19,421)
  Adjustment to reconcile net loss
to net cash
    used in operating activities
     Loss on abandonment of license        1,000         -         1,000             -
                                     --------------------------------------------------
                                           (390)   (8,344)      (28,800)      (19,421)
  Changes in operating assets and
liabilities
          Accounts payable                   228   (2,103)         3,457             -
                                     --------------------------------------------------
Net cash used in operating                 (162)  (10,447)      (25,343)      (19,421)
activities
                                     --------------------------------------------------
Investing activities
  Purchase of license                          -         -       (1,000)       (1,000)
                                     --------------------------------------------------
Net cash provided by (used in)
  investing activities                         -         -       (1,000)
                                                                               (1,000)
                                     --------------------------------------------------
Financing activities
  Issuance of share capital                    -         -        26,482        26,482
                                     --------------------------------------------------
Net cash provided by financing                 -         -        26,482        26,482
activities
                                     --------------------------------------------------
Increase (decrease) in cash during         (162)  (10,447)           139         6,061
the period

Cash at beginning of period                  301    16,508             -             -
                                     --------------------------------------------------
Cash at end of period                     $  139  $  6,061        $  139     $   6,061
                                     ==================================================




  The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                October 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)



1. FORMATION AND BUSINESS OF THE COMPANY

   Coventure International Inc. (the "Company") was incorporated in Delaware, U.S.A. on March 31, 1999 as Bullet Environmental Systems, Inc. and changed its name on May 25, 2000 to Liquidpure Corp. On February 14, 2002, the Company changed its name to Coventure International Inc.

   The Company is a development stage enterprise engaged in the business of providing management consulting products and services through an eventual network of regionally licensed operators in North America. The Company plans to provide this distribution network with pro-active solutions to increase clients' profitability through strategic analysis, planning, consulting and coaching. To date the Company has not commenced any operational activities other than the development of its business plan and the selection and acquisition of the domain name.

   Going concern
   The accompanying financial statements have been presented assuming the Company will continue as a going concern. At October 31, 2001, the Company had accumulated $28,800 in losses and had no revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue-producing venture partner.

2.    SIGNIFICANT ACCOUNTING POLICIES

   Interim Financial Statements
   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2001 and its result of operations and its cash flows for the three-month period ending October 31, 2001. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended October 31, 2001 included in the Company's annual report on Form 10-KSB.

   Use of estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                October 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

   Foreign currency translation
   Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at October 31, 2001 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

                          (equivalent Cdn $ per U.S. $)

                           October 31, 2001 rate .6294

3.    SHARE CAPITAL

    Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

4.    RELATED PARTY TRANSACTIONS

a. During the period, the Company paid management fees of $0 (2000 - $2,026) to a former director and officer of the Company and rent of $0 (2000 - $1,084) to a company controlled by a former director and officer of the Company. These transactions have been recorded using the exchange amount.

b. During a prior period, the Company acquired a non-exclusive commercial license from a company controlled by a former director and officer of the Company. During the current period, the Company abandoned this license.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                October 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

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

The Company plans to be a North American provider of management consulting products and services to a network of regionally licensed operators.

The Company will need approximately $50,000 in additional funding before it will be able to commence operations. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

During the next twelve months, the Company plans to: (1) raise $250,000 through the sale of equity securities via a private placement before July 31, 2002; (2) refine, market and expand the Company's methodologies and initiate its licensing program, and (3) hire, train and implement outside sales personnel, analysts and consultants.

During the three months ended October 31, 2001 the Company incurred a loss of $(1,390) which was related to general administration and a loss on the abandonment of non-exclusive license.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits - None
      (b)   Reports on Form 8-K
            August 30, 2001 - Change in Control of Registrant

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended October 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  April  ______, 2002

                                          COVENTURE INTERNATIONAL INC.
                                          A Delaware Corporation



                                          By:  John Hromyk, President and
                                              Principal Financial and
                                              Accounting Officer