Form 10QSB
period 2002-01-31
LIQUIDPURE CORP
filed 2002-04-26
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended January 31, 2002

                         Commission File Number: 0-31539


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

                       Suite 174, 3559 - 27th Street N.E.
                        Calgary, Alberta, Canada T1Y 5E4
                   -------- ---------------------------------
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

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                              Financial Statements
                      January 31, 2002 and January 31, 2001
                                   (Unaudited)

                         INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors and Stockholders of Coventure International Inc.
(formerly Liquidpure Corp.)
Bragg Creek, Alberta, Canada



We have reviewed the accompanying balance sheet of Coventure International Inc. as at January 31, 2002, the related statement of operations for the three-month and six-month periods then ended, and the related statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Corporation's management.

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







                                                    /s/ N.I. Cameron Inc.
Vancouver, Canada,                                   CHARTERED ACCOUNTANTS
March 6, 2002

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                                  Balance Sheet
                                January 31, 2002


                           (expressed in U.S. dollars)


                                     ASSETS

                                              January 31,          July 31,
                                                    2002              2001
                                             -----------------------------------
                                              (Unaudited)
CURRENT
Cash                                         $    3,117          $         301

LICENSE, at cost (Note 4)                             -                  1,000
                                             -----------------------------------
                                             $    3,117          $       1,301
                                             ===================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
 Accounts payable and accrued liabilities    $    1,862          $       3,229
 Advances from stockholder (Note 4)               7,500                      -
                                             -----------------------------------
                                                  9,362                  3,229
                                             -----------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Share capital (Note 3)
   Common stock - $0.0001 par value
   30,000,000 authorized; 10,568,200 issued and
   outstanding                                    1,057                  1,057
  Preferred stock - $0.0001 par value
   5,000,000 authorized
   Additional paid-in capital                    25,425                 25,425
   Deficit accumulated in the development stage (32,727)               (28,410)
                                              ----------------------------------
                                                 (6,245)                (1,928)
                                              ----------------------------------
                                            $     3,117           $      1,301
                                              ==================================

   The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                            Statements of Operations
                 For the Three-Month and Six-Month Periods Ended
                      January 31, 2002 and January 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)



                                  Three           Three           Six             Six          Period From        Period From
                                  Months          Months         Months         Months          March 31,          March 31,
                                  Ended           Ended          Ended           Ended             1999              1999
                               January 31,     January 31,    January 31,     January 31,        (date of          (date of
                                   2002            2001           2002           2001         incorporation)    incorporation)
                                                                                              to January 31,    to January 31,
                                                                                                   2002              2001
                            ----------------------------------------------------------------------------------------------------

 Expenses
   Administration                    $ 1,669          $1,212        $ 2,059        $  4,912           $  9,220         $   6,315
   Professional fees                       -           3,600              -           6,218             11,820             8,489
   Management fees                     1,258               -          1,258           2,026              5,337             4,079
   Consulting                              -               -              -               -              5,350             5,350
   Loss on abandonment
     of license                            -               -          1,000               -              1,000                 -
                             ----------------------------------------------------------------------------------------------------
 Loss from operations               $(2,927)        $(4,812)       $(4,317)      $ (13,156)         $ (32,727)        $ (24,233)
                             ====================================================================================================


 Loss per Share-
     Basic and diluted              $(0.000)        $(0.000)      $ (0.001)        $(0.000)
                             ===============================================================





   The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                         For the Six-Month Periods Ended
                      January 31, 2002 and January 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)



                                                              Six               Six           Period From          Period From
                                                             Months           Months           March 31,            March 31,
                                                             Ended             Ended              1999                 1999
                                                          January 31,       January 31,         (date of             (date of
                                                              2002             2001          incorporation)       incorporation)
                                                                                             to January 31,       to January 31,
                                                                                                  2002                 2001
                                                       -----------------------------------------------------------------------------
Cash flows used in operating activities
  Net loss for the period                                        $(4,317)      $ (13,156)           $ (32,727)           $ (24,233)
  Adjustment to reconcile net loss to net cash
     used in operating activities
         Loss on abandonment of license                             1,000               -               1,000                    -
                                                       -----------------------------------------------------------------------------
                                                                  (3,317)        (13,156)             (31,727)             (24,233)
  Changes in operating assets and liabilities
          Accounts payable                                        (1,367)           (955)               1,862                1,148
                                                       -----------------------------------------------------------------------------
Net cash used in operating activities                             (4,684)        (14,111)             (29,865)             (23,085)
                                                       -----------------------------------------------------------------------------
Investing activities
  Purchase of license                                                   -               -              (1,000)              (1,000)
                                                       -----------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                                  -               -              (1,000)              (1,000)
                                                       -----------------------------------------------------------------------------
Financing activities
  Advances from stockholder                                         7,500               -                7,500                    -
  Issuance of share capital                                             -               -               26,482               26,482
                                                       -----------------------------------------------------------------------------
Net cash provided by financing activities                           7,500               -               33,982               26,482
                                                       -----------------------------------------------------------------------------
Increase (decrease) in cash during the period                       2,816        (14,111)                3,117                2,397

Cash at beginning of period                                           301          16,508                    -                    -
                                                       -----------------------------------------------------------------------------

Cash at end of period                                            $  3,117        $  2,397             $  3,117             $  2,397
                                                       =============================================================================



   The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                January 31, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)



1.       FORMATION AND BUSINESS OF THE COMPANY

     Coventure International Inc. (the "Company") was incorporated in Delaware, U.S.A. on March 31, 1999 as Bullet Environmental Systems, Inc. and changed its name on May 25, 2000 to Liquidpure Corp. On February 14, 2002, the Company changed its name to Coventure International Inc.

     The Company is a development stage enterprise engaged in the business of providing management consulting products and services through an eventual network of regionally licensed operators in North America. The Company's services will include strategic analysis, planning, consulting and coaching. To date the Company has not commenced any operational activities other than the development of its business plan and the selection and acquisition of the domain name.

     Going concern
     The accompanying financial statements have been presented assuming the Company will continue as a going concern. At January 31, 2002, the Company had accumulated $31,727 in losses and had no revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue-producing venture partner.


2.       SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements
     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2002 and its result of operations and its cash flows for the six-month period ending January 31, 2002. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended July 31, 2001 included in the Company's annual report on Form 10-KSB.

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                January 31, 2002
                                   (Unaudited)

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

     Foreign currency translation
     Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at January 31, 2002 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

                          (equivalent Cdn $ per U.S. $)

                           January 31, 2002 rate .6300

3.       SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

4.       RELATED PARTY TRANSACTIONS

a) During the period, the Company paid management fees of $1,258 (2001 - $0) to a director and officer of the Company and rent of $0 (2001 - $1,084) to a company controlled by a former director and officer of the Company. During the period ended January 31, 2001, the Company paid management fees of $2,026 to a former director and officer of the Company. These transactions have been recorded using the exchange amount.

b)   The advances from a stockholder are interest-free and repayable on demand.

c) During a prior period, the Company acquired a non-exclusive commercial license from a company controlled by a former director and officer of the Company. During the six-month period ended January 31, 2002, the Company abandoned this license.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                January 31, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)

5.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash, accounts payable and advances from stockholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

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

During the six months ended January 31, 2002 the Company incurred a loss of $(4,317), which was related to management and administration fees and the abandonment of a non-exclusive license. Operating capital was provided by a loan from John Hromyk, an officer, director and principal shareholder of the Company.

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

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits - None
         (b)      Reports on Form 8-K  - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended January 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  April ______, 2002

                                              COVENTURE INTERNATIONAL INC.
                                              A Delaware Corporation



                                              By:  John Hromyk
                                              Title: President and Principal
                                              Financial and Accounting Officer