Form 10QSB
period 2002-04-30
COVENTURE INTERNATIONAL INC
filed 2002-06-17
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended April 30, 2002

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

                       Suite 174, 3559 - 27th Street N.E.
                      Calgary, Alberta, Canada      T1Y 5E4
                     --------------------------------------
               (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code:   (403) 949-5621

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes [x ] No [ ]

As of May 31, 2002 the Company had 6,718,200 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

To simplify the language in this document, Coventure International Inc. is referred to as
"We" or the "Company".

Item 1. Financial Statements











                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                        Consolidated Financial Statements
                        April 30, 2002 and April 30, 2001
                                   (Unaudited)

                         INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors and Stockholders of Coventure International Inc.
(formerly Liquidpure Corp.)
Calgary, AB Canada




We have reviewed the accompanying consolidated balance sheet of Coventure International Inc. as at April 30, 2002, the related consolidated statement of operations for the three-month and nine-month periods then ended, and the related consolidated statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.







                                                          N.I. Cameron Inc.
Vancouver, Canada,                                      CHARTERED ACCOUNTANTS
June 11, 2002

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                           Consolidated Balance Sheet
                                 April 30, 2002

                           (expressed in U.S. dollars)


                                     ASSETS

                                                April 30,          July 31,
                                                  2002               2001
                                                -----------------------------
                                              (Unaudited)
CURRENT

   Cash                                   $          2,619      $         301
   Accounts receivable                                 282                  -
                                         ------------------------------------
                                                     2,901                301
LICENSE, at cost (Note 4)                                -              1,000
                                         ------------------------------------

                                          $          2,901       $      1,301
                                          ===================================


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities     $   12,159         $    3,229
   Advances from stockholder (Note 4)               10,000                  -
                                           ----------------------------------
                                                    22,159              3,229
                                           ----------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Share capital (Notes 3 and 6)
      Common stock - $0.0001 par value
      30,000,000 authorized; 10,568,200 issued and
          outstanding                                1,057              1,057
      Preferred stock - $0.0001 par value
        5,000,000 authorized
   Share subscriptions received (Note 3)            20,000                  -
   Additional paid-in capital                       25,425             25,425
   Deficit accumulated in the development stage    (65,740)           (28,410)
                                               -------------------------------
                                                   (19,258)            (1,928)
                                             ---------------------------------

                                            $        2,901       $      1,301
                                            =================================
SUBSEQUENT EVENT (Note 6)

    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                      Consolidated Statements of Operations
                    For the Nine-Month and Three-Month Periods Ended
                        April 30, 2002 and April 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

                           Three      Three      Nine      Nine      Period       Period
                           Months     Months     Months    Months     from         from
                           Ended      Ended      Ended     Ended     March 31,    March 31,
                         April 30,   April 30,  April 30, April 30,    1999         1999
                           2002       2001       2002      2001      (date of     (date of
                                                                  incorporation) incorporation)
                                                                  to April 30,   to April 30,
                                                                      2002          2001
                          --------------------------------------------------------------------
REVENUE                    $  2,678   $    -   $  2,678   $    -    $  2,678      $     -
                          -------------------------------------------------------------------
 EXPENSES
   Professional fees         12,673    1,071     12,673    7,289      24,493        9,560
   Management fees           11,340        -     12,598    2,026      16,677        4,079
   Administration
                              4,990      419      7,049    5,331      14,210        6,734
   Consulting                 4,500        -      4,500        -       9,850        5,350
   Advertising and            2,188        -      2,188        -       2,188            -
promotion               $
   Loss on abandonment            -        -      1,000        -       1,000            -
of license
                          -------------------------------------------------------------------
                            (35,691)  (1,490)   (40,008) (14,646)    (68,418)     (25,723)
                          -------------------------------------------------------------------

LOSS FROM OPERATIONS       $(33,013) $(1,490)  $(37,330) $(14,646) $ (65,740)   $ (25,723)
                          ==================================================================

 LOSS PER SHARE -
     Basic and diluted    $  (0.003) $(0.000)  $ (0.004) $ (0.001)
                           =======================================
                           =======================================


    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                        For the Nine-Month Periods Ended
                        April 30, 2002 and April 30, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                              Nine        Nine    Period From     Period From
                                            Months      Months      March 31,       March 31,
                                             Ended       Ended           1999            1999
                                         April 30,   April 30,       (date of        (date of
                                              2002        2001  incorporation)  incorporation)
                                                                 to April 30,     to April 30,
                                                                       2002           2001
                                      --------------------------------------------------------
Cash flows used in operating
activities
  Net loss for the period                $(37,330)   $ (14,646)    $ (65,740)     $ (25,723)
  Adjustment to reconcile net loss to
  net cash used in operating activities
      Loss on abandonment of license         1,000          -         1,000               -
                                      -----------------------------------------------------
                                           (36,330)   (14,646)      (64,740)        (25,723)
  Changes in operating assets and
     liabilities
     Accounts receivable                     (282)          -          (282)              -
     Accounts payable                       8,930        (605)       12,159           1,498
                                      -----------------------------------------------------

Net cash used in operating activities     (27,682)    (15,251)      (52,863)        (24,225)
                                      -----------------------------------------------------

Investing activities
  Purchase of license                           -           -        (1,000)         (1,000)
                                      -----------------------------------------------------

Net cash used in investing activities           -           -        (1,000)         (1,000)
                                      -----------------------------------------------------

Financing activities
  Advances from stockholder                10,000           -        10,000               -
  Issuance of share capital                     -           -        26,482          26,482
  Deposit on shares to be issued           20,000           -        20,000               -
                                      -----------------------------------------------------

Net cash provided by financing             30,000           -        56,482          26,482
activities
                                      -----------------------------------------------------

Increase (decrease) in cash during          2,318     (15,251)        2,619           1,257
   the period

Cash at beginning of period                   301      16,508             -               -
                                      -----------------------------------------------------

Cash at end of period                    $  2,619    $  1,257      $  2,619        $  1,257
                                      =====================================================


    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

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

These financial statements include the accounts of the Company and its wholly-owned subsidiary Coventure Canada Ltd. (the "Subsidiary"). The Subsidiary was incorporated in the Province of Alberta, Canada on February 5, 2002.

Going concern

The accompanying financial statements have been presented assuming the Company will continue as a going concern. At April 30, 2002, the Company had accumulated $65,740 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or merge with a revenue-producing venture partner.

2.    SIGNIFICANT ACCOUNTING POLICIES

   Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2002 and its result of operations and its cash flows for the nine-month period ending April 30, 2002. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the financial statements and related footnotes for the year ended July 31, 2001 included in the Company's annual report on Form 10-KSB.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Foreign currency translation

Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company and its Subsidiary is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at April 30, 2002 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

    (equivalent Cdn $ per U.S. $)

    April 30, 2002 rate      .6376


3.    SHARE CAPITAL

Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

During the period, the Company issued a private placement offering memorandum to issue up to 1,000,000 common shares at a price of $0.25 per share. As at April 30, 2002, the Company had received share subscriptions totaling $20,000 to purchase 80,000 shares. Subsequent to April 30, 2002, the Company received an additional $17,500 to purchase 70,000 shares. All shares subscribed have been issued subsequent to April 30, 2002.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)


4.    RELATED PARTY TRANSACTIONS

a) During the period, the Company paid management fees of $12,598 (2001 - $0), rent of $945 (2001 - $0) and automobile allowance of $377 (2001 - $0) to a director and officer of the Company. In addition, the Company paid $1,889 (2001 - $0) to the spouse of this director and officer for administrative services. During the period ended April 30, 2001, the Company paid management fees of $2,026 to a former director and officer of the Company and rent of $1,064 to a company controlled by a former director and officer of the Company. These transactions have been recorded using the exchange amount.

b)    The advances from a stockholder are interest-free and repayable on demand.

c) During a prior period, the Company acquired a non-exclusive commercial license from a company controlled by a former director and officer of the Company. During the nine-month period ended April 30, 2002, the Company abandoned this license.


5. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

   The Company's financial instruments consist of cash, accounts receivable, accounts payable and advances from stockholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.


6. SUBSEQUENT EVENT

   Subsequent to April 30, 2002, 4,000,000 common shares were returned to the treasury of the Company.

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

In April 2002 the Company issued a private placement offering memorandum to sell a maximum of 1,000,000 common shares at a price of $0.25 per share. As at April 30, 2002, the Company had received share subscriptions for $20,000 to purchase 80,000 common shares, which has enabled us to commence operations. Subsequent to April 30, 2002 the Company received an additional $17,500 to purchase 70,000 common shares

The drafting and design of the Coventure regional sales and marketing materials continued over the period. Final design and print production was initiated in early May. The Coventure website (www.coventure.com) was, at the end of April three-quarters complete, and went live in mid-May.

A test of the Coventure Analysis methodologies was tested on a mid-sized firm located in Calgary, Alberta. The results proved that the methodology for assessing business dysfunction was sound, however management is refining how the presentation of the results to the client is approached. These adjustments are expected to result in the increased amount of sales of Coventure products and services following the Analysis.

Over the period the advertising of Coventure services was tested in a selection of regional publications targeting small business owners. Employment advertising for an Area Manager to engage in new business development in the test market was commenced. Two potential candidates were identified and brought in for second round interviews and a selection for the position was made in May.

During the next twelve months, the Company plans to: (1) raise $250,000 through the sale of equity securities via a private placement before July 31, 2002; (2) refine, market and expand the Company's methodologies and initiate its licensing program, and (3) hire, train and implement outside sales personnel, analysts and consultants.

During the nine months ended April 30, 2002 the Company's operations used $27,682 in cash. Operating capital was provided by the sale of the Company's common stock ($20,000) and a loan of $10,000 from John Hromyk, an officer and director of the Company.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities

      On May 17, 2002 a total of 150,000 common shares were issued to two individuals for $37,500 cash received through private placements. These transactions were exempt from registration pursuant to Rule 903 of the Securities and Exchange Commission.

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holdings - None

Item 5. Other Information

        In May, 2002 the President of the Company, John Hromyk, returned 4,000,000 common shares to the authorized and unissued treasury of the Company.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits - None
      (b)   Reports on Form 8-K  - None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended April 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June 14, 2002

                                       COVENTURE INTERNATIONAL INC.
                                       A Delaware Corporation



                                       By:  /s/John Hromyk
                                           ----------------------------
                                       Title: President and Principal Financial
                                       and Accounting Officer






Coventure 10-QSB draft #2 changes 6-14-02