Form 10KSB
period 2002-07-31
COVENTURE INTERNATIONAL INC
filed 2002-11-13
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2002

                           Commission File No. 0-31539

                           Coventure International Inc.
                           ----------------------------
                   (Name of Small Business Issuer in its charter)

                Delaware                                    98-0231607
         ------------------------                      --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)

    Suite 174, 3359 - 27th Street N.E.
            Calgary, Alberta                                  T1Y 5E4
--------------------------------                    -------------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (403) 219-8880 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.     [X]  YES                  [   ]    NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended July 31, 2002 were $2,678.

The aggregate market value of the voting stock held by non-affiliates of the Company as of November 12, 2002 was $-0-.

As of November 12, 2002 the Company had 6,718,200 issued and outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

      This report contains various forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "believe", "expect", "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding future operations, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from our projections or estimates. Should our underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Investors should not place undue reliance on forward-looking statements, all of which speak only as of the date made.

ITEM 1.  DESCRIPTION OF BUSINESS

      We were incorporated in Delaware on March 31, 1999 as Bullet Environmental Systems, Inc. and on May 25, 2000 we changed our name to Liquidpure Corp. On February 14, 2002 we changed our name to Coventure International Inc. Our original business plan involved the manufacturing and marketing of potable and waste-water treatment systems to various commercial, agricultural, and industrial markets. We never sold any water treatment systems and on October 1, 2001 the agreement under which this plan of business originated was terminated.

      We plan provide consulting services to small and medium sized businesses in North America through a network of regionally licensed operators. Our consulting services will be designed to improve a client's profitability through strategic analysis, planning, consulting and ongoing evaluation. Our core services will attempt to identify inefficiencies and trouble spots in a business before they cause significant problems.

      We have tested the Coventure Analysis methodologies on a mid-sized firm located in Calgary, Alberta. The results proved that the methodology for assessing business dysfunction was sound, however management is refining the process of presenting the results to the client. Our website, www.coventure.com became active in May 2002.

Products or Services

      We plan to provide the following products and services to our clients. We will be able to provide these services once we raise $100,000 in capital. Of this amount, the $50,000 will be used to hire and train the analysts and consultants which will provide these services to future clients and $50,000 will be used to market our products, services, and licensing program. We do not know when we will obtain the $100,000 in capital. Our initial focus will be on the development of Canadian and American markets.

      We anticipate pricing our products and services at rates which are comparable to those charged by consulting firms serving small and mid-sized businesses and which are located in the same area as the client.

Diagnostic Assessment

Our Business Analysts will be trained to conduct an exhaustive Diagnostic Study. The Diagnostic Study will reveal the unique conditions, concerns and procedures that each individual business possesses as well as local economic conditions and domestic factors that impact a business in the client's area of operation. Upon completion of the Diagnostic Study, the Analyst will provide a confidential review and report of the findings, with recommendations.

Our Diagnostic Study reviews the following areas of a client's business:

o     Current and historical financial records, statements and reports
o     Strategic and Operating Plans/Budgeting Policies
o     The Organization Structure
o     Policies and Procedures - Employee Manuals
o     Internal Reporting Systems and Document Flows
o     Employee Moral and Attitudes
o     Management - Employee Communication
o     Employee and Management Compensation
o     Management Goals and Philosophy
o     Fixed and Variable Cost Analysis
o     Receivable and payable policies and performance
o     Breakeven Assessments
o     Pricing Strategies
o     Sales and Marketing
o     Supply Chain Management and Costs
o     Inventory Controls and Performance
o     Productivity and Employee Training
o     Quality Controls and Customer Satisfaction
o     Administration and Management Systems and Integration

Consulting Services

      Following the completion of the Diagnostic Study, the information in the Diagnostic Study will be evaluated and a consulting program will be prepared to address those factors necessary for the client to achieve optimal levels of profitability.

      If requested by a client, we will periodically evaluate the client's business, changing economic factors, and the client's progress in implementing our recommendations.

Licensing

      Unlike most competing firms that target small businesses on a nation-wide basis, we plan to secure regional representation through licensing exclusive territories to third parties.

      Licensee candidates will be chosen for their past experience, personality, education and passion for the small business sector. The amount paid to us as a licensing fee will provide the licensee with all of the appropriate training for their regional staff, promotional and diagnostic materials, regional advertising, the initiation of a telemarketing program, some equipment, software and most legal costs. All revenues generated by the regional licensee will be billed through us and an average commission of 15% will be paid to the licensee. All telephone, regional travel, entertainment and overhead costs in a territory will be the responsibility of the licensee.

      A licensee will be formally reviewed each quarter. Annual and quarterly targets will be established prior to each new fiscal period. A manager will be assigned to assist and guide the licensee and his operatives in securing their targets. Upon two consecutive quarterly targets being not met, the licensee will receive a warning that his territory is in jeopardy of being revoked. If attempts to remedy the licensee's territory have proved unsuccessful the territory will be reassigned and the licensee will lose their licensing fee. A non-competition agreement will keep licensees from consulting in the regional market for a period of one year.

     We plan to license the following Canadian markets in 2002: Edmonton, Kelowna and Vancouver. As of November 12, 2002 we have not licensed any of these markets.

Other Services

     If the results of our Diagnostic Study reveal a need for legal, accounting, tax, or related professional services, we will refer the small business owner to firms which specialize in providing these services to small and mid-sized businesses.

Competition

     The leaders in the small and medium business consulting market include George S. May International and International Business Analysts. Both are located in Chicago, Illinois and are represented through-out North America. These large competitors are not regionally represented and are priced higher than the accounting services that most of the target market works with. In each territory we will also compete with numerous local and regional firms which provide business consulting services. We believe our competitive advantage will be our focus on only small and mid-sized businesses. By focusing on small and mid-sized businesses, we expect that our analysts and consultants will be more familiar with the unique range of issues facing companies of this size. As of November 12, 2002 we were not competing in the consulting industry and we will not be able to compete until we raise a minimum of $100,000 in capital and begin operations.

Offices and Employees

     We do not have any full-time employees. We have one part-time employee, John Hromyk, who is our sole officer and director. Mr. Hromyk is involved in other full-time business activities and acts as an officer on a part-time basis as needed. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. We have no collective bargaining agreements or employment agreements in existence.

     We have no material assets and, as such, we do not own any real or personal property. We currently operate out of rented space located at Suite 174, 3359 - 27th Street, N.E., Calgary, Alberta. We rent this space at a cost of $100 per month. We believe that this space is sufficient at this time.

ITEM 2.  DESCRIPTION OF PROPERTY

      We have no material assets and, as such, we do not own any real or personal property. We currently operate out of rented space located at Suite 174, 3359 - 27th Street, N.E., Calgary, Alberta T1Y 5E4, which is rented by the company. The cost of rent per month is $100.00 plus applicable taxes. We believe that this space is sufficient at this time.

ITEM 3.  LEGAL PROCEEDINGS.

      We are not involved in any pending or threatened legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fiscal year covered by this report to a vote of our security holders, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is not quoted on any exchange and there is no public trading market.

      As of October 31, 2002, we had 6,718,200 issued and outstanding shares of common stock and approximately 39 shareholders of record. We do not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of our capital stock.

      Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. The Board of Directors is not obligated to declare a dividend. No dividends have ever been declared and we do not anticipate or intend upon paying dividends for the foreseeable future.

      Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of Preferred Stock. The provisions in the Articles of Incorporation relating to the Preferred Stock allow our directors to issue Preferred Stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of Preferred Stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

     As of the date of this prospectus there was no public market for our common stock. Trades of our common stock, should a market ever develop, will be subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors in this offering, should a market for our shares ever develop, may find it difficult to sell their shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Our plan of business encompasses the following steps.

o Raise capital of $250,000 through the sale of equity securities prior to January 31, 2003
o    Refine, market and expand our business plan and begin our licensing program
o    Hire and train an outside sales force, analysts and consultants

      Although we have made initial progress in implementing our business, we will face considerable risks in each step of our business plan. Our website, www.coventure.com became active in May 2002.

      Year ended July 31, 2001: Activity during the year ended July 31, 2001 was confined to the development of a business plan and securing an Internet website.

      Year ended July 31, 2002: During the year ended July 31, 2002 our operations used $46,694 in cash. Operating capital was provided by a loan of $10,000 from John Hromyk, our President, the sale of the 80,000 shares of our common stock for $20,000 to Jacquie Hromyk, the wife of Mr. Hromyk, and the sale of shares of our common stock for $17,500 to an unrelated third party.

      We will be able to begin providing consulting services once we raise $100,000 in capital. Of this amount, $50,000 will be used to hire and train the analysts and consultants which will provide these services to future clients and $50,000 will be used to market our products, services, and licensing program. We do not know when we will obtain the $100,000 in capital.

ITEM 7.  FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Name                 Age         Position

   John Hromyk              41        President, Secretary, Treasurer and a
                                      director

      John Hromyk has been our officer and director since August 30, 2001. From May 1999 to June 2001 he was the sole proprietor of Banded Peak Venture Services, a business development and management-consulting firm located in Calgary, Alberta. Banded Peak Venture Service is presently inactive. For three years prior he was the founder and president of Hillside Estate Winery Ltd. located in Penticton, British Columbia. Hillside Estate Winery Ltd. is an established winery which produces a small number of high quality varietal wines which are sold through its wine shop and to specialty stores and restaurants. From June 1985 to April 1996 Mr. Hromyk was a contract magazine publisher for numerous Canadian regional and national periodicals. Educated in Vancouver, British Columbia Mr. Hromyk studied biological sciences from 1980 to 1984 at Vancouver Community College (Langara) and at the University of British Columbia. He also completed a Diploma Program in Business Administration and Marketing from Capilano College in North Vancouver in 1986.

      Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the board of directors. John Hromyk presently devotes a limited amount of his time to our business. If we can raise at least $100,000 in capital, Mr. Hromyk plans to spend approximately 75% of his time on our business. If we are not able to raise at least $100,000 in capital, and other funding is not available, Mr. Hromyk, plans to spend approximately 50% of his time on our business.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by our Chief Executive Officer. None of our former or current executive officers have ever received in excess of $100,000 in compensation during any fiscal year.

                                              Other                        All
 Name and                                    Annual   Restricted          Other
 Principal          Fiscal                   Compen-   Stock     Options Compen-
  Position           Year    Salary   Bonus  sation    Awards    Granted sation
-------------       -----    ------   -----  -------   ------    -------- ------

John Hromyk          2002      --       --   $17,426     --         --    $1,322
President since
August 2001

Amar Bahadoorsingh   2001      --       --        --     --         --       --
President prior to
August 2001

     The Other Compensation paid to Mr. Hromyk represents automobile allowance and rent.

      We do not have any consulting or employment agreements with our officer or director.

      Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

Options Granted During Fiscal Year Ending July 31, 2002:
-------------------------------------------------------
      None.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or other Retirement Plans

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

      Except as disclosed elsewhere in this prospectus none of our directors received any compensation from us during the year ended July 31, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of October 31, 2002, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group.
Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                     Shares of                Percent of
Name and Address                   Common Stock                  Class

John Hromyk                        6,134,900 (1)                  90%
PO Box 731
Bragg Creek, Alberta
Canada T0L 0K0

All Officers and Directors         6,134,900 (1)                  90%
  as a group (1 person)


(1) includes 80,000 shares owned by Mr. Hromyk's wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In March 1999 we sold 1,000,000 shares of our common stock to Century Capital Management Ltd., a company controlled by Andrew Hromyk, for $100. Andrew Hromyk is our founder, a former officer and director, and the brother of John Hromyk.

      In October 1999 we issued 7,000,000 shares of our common stock to Brett Walker, a former officer and director, for services rendered valued at $700.

      In May 2000 we acquired, for $1,000, a license to manufacture and sell water treatment systems from a company controlled by Andrew Hromyk. Under the terms of the license, we were required to pay a 3% royalty on the gross sales price on any products sold using the technology subject to the license and a 2.5% royalty on any royalties or fees from the sale or lease of the license to third parties. During the nine-month period ended April 30, 2002, we abandoned this license since we decided we would not be able to raise the capital needed to compete in the water purification industry.

      In July 2000 we sold 2,568,200 shares of common stock to twenty-two investors, all residents of Missouri, for cash in the amount of $25,682.

     In November 2000 Mr. Walker sold his 7,000,000 shares of common stock to Amar Bahadoorsingh.

      During the year ended July 31, 2001, we paid management fees of $2,026 to Brett Walker a former officer and director of the Company and rent of $1,084 to a company controlled by Andrew Hromyk, a former officer and director of the Company.

      In August 2001 Mr. Bahadoorsingh, who was then our President, sold 6,500,000 shares to John Hromyk for $650 in cash. Following this sale, and effective August 30, 2001, Mr. Bahadoorsingh resigned as an officer and director and appointed Mr. Hromyk as a director.

      In September 2001 Mr. Bahadoorsingh sold his remaining 500,000 shares to John Hromyk for $50 in cash. In September 2001 and February 2002 Mr. Hromyk acquired the 1,000,000 shares originally sold to Century Capital Management for $100 in cash.

      In February, 2002 we received a loan of $10,000 from Jacquie Hromyk, the wife of John Hromyk, for $20,000 in cash.

      In April 2002 Mr. Hromyk acquired 2,054,900 shares of common stock from ten of the shareholders who purchased shares in the July 2000 private placement.

      In April, 2002 we sold 80,000 shares of our common stock to Jacquie Hromyk, the wife of John Hromyk, for $20,000 in cash.

     In May 2002 Mr. Hromyk returned 4,000,000 shares of common stock to the Company for cancellation.

      In May 2002 we sold 150,000 shares of our common stock to two investors for cash of $37,500.

      During the year ended July 31, 2002 we paid $1,889 to the wife of John Hromyk for administrative services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number     Exhibit                                                  Page Number

3          Certificate of Incorporation and Bylaws                       (1)

4.         Instruments defining the rights of security holders           (2)


(1) Incorporated by reference to the same exhibit number in the Company's registration statement on Form 10-SB.

(2)  Included as part of Exhibit 3.


ITEM 14.  CONTROLS AND PROCEDURES

     John Hromyk, our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in his opinion our disclosure controls and procedures ensure that material information relating to our Company, including our consolidated subsidiaries, is made know to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Hromyk there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                        Consolidated Financial Statements
                         July 31, 2002 and July 31, 2001

                          REPORT OF INDEPENDENT AUDITOR





To the Stockholders of
Coventure International Inc.
(formerly Liquidpure Corp.)


We have audited the accompanying consolidated balance sheets of Coventure International Inc. (a development stage enterprise) as of July 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2002 and 2001 and for each of the periods from March 31, 1999 (date of incorporation) to July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coventure International Inc. at July 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended July 31, 2002 and July 31, 2001 and for each of the periods from March 31, 1999 (date of incorporation) to July 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   N.I. Cameron Inc. (signed)
Vancouver, Canada,                                               CHARTERED
ACCOUNTANTS
October 10, 2002

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                           (expressed in U.S. dollars)


                                                     July 31       July 31
                                                     2002            2001
                                              -----------------------------
CURRENT ASSETS
   Cash                                      $         232   $         301
   Accounts receivable                               1,259               -
                                             -----------------------------
                                                     1,491             301
                                             -----------------------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
   Computer equipment                                  875               -
   Less: accumulated depreciation                      109               -
                                             -----------------------------
                                                       766               -
                                             -----------------------------

LICENSE, at cost (Note 4)                                -           1,000
                                          --------------------------------

                                              $      2,257     $     1,301
                                              ============================


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities    $    16,035     $     3,229
   Advances from stockholder (Note 4)               10,000               -
                                              ----------------------------
                                                    26,035           3,229
                                              ----------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Share capital (Note 3)
      Common stock - $0.0001 par value
      30,000,000 authorized; 6,718,200 issued and
          outstanding (2001 - 10,568,200)              672           1,057
      Preferred stock - $0.0001 par value
        5,000,000 authorized
   Additional paid-in capital                       63,310          25,425
   Deficit accumulated in the development stage    (87,760)        (28,410)
                                               ---------------------------
                                                   (23,778)         (1,928)

                                                $    2,257       $   1,301
                                                ==========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (expressed in U.S. dollars)



                                                                 Period from     Period from
                                                               March 31, 1999    March 31, 1999
                                                                  (date of        (date of
                                   Year Ended     Year Ended   incorporation)   incorporation)
                                    July 31,        July 31,     to July 31,      to July 31,
                                      2002            2001          2002             2001
                                   --------------------------------------------------------------

REVENUE                             $ 2,678        $    -         $  2,678          $    -
                                   --------------------------------------------------------------
EXPENSES
  Professional fees
                                     18,232         9,549           30,052          11,820
  Management fees                    17,426         2,026           21,505           4,079
  Administration                     11,197         5,758           18,358           7,161
  Consulting fees                     9,000             -           14,350           5,350
  Advertising and promotion           5,064             -            5,064               -
  Write-off   of  impaired   asset    1,000             -            1,000               -
     (Note 4)
  Depreciation                          109             -              109               -
                                   -------------------------------------------------------------
                                     62,028        17,333           90,438          28,410
                                   -------------------------------------------------------------

LOSS FROM OPERATIONS               $(59,350)   $  (17,333)        $(87,760)     $  (28,410)
                                   =============================================================
  FOR THE PERIOD

LOSS PER SHARE - Basic and diluted $ (0.006)     $ (0.002)
                                   =========================


WEIGHTED AVERAGE NUMBER           9,745,460    10,568,200
                                  =========================
  OF SHARES OUTSTANDING







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                           (expressed in U.S. dollars)


                                                                      Deficit
                                                                   Accumulated
                                 Common Stock         Additional     in the
                            Number of                  Paid-In     Development
                             Shares       Amount       Capital       Stage       Total
                          ------------------------------------------------------------

Issuance of common stock    1,000,000     $  100        $    -      $    -    $   100

Loss for the period                 -          -             -        (638)      (638)
                          ------------------------------------------------------------

Balance, July 31, 1999      1,000,000        100             -        (638)      (538)

Issuance of common stock    9,568,200        957        25,425           -     26,382

Loss for the Year                   -          -             -     (10,439)   (10,439)
                          ------------------------------------------------------------

Balance, July 31, 2000     10,568,200      1,057        25,425     (11,077)    15,405

Loss for the Year                   -          -             -     (17,333)   (17,333)
                          -----------------------------------------------------------

Balance, July 31, 2001     10,568,200      1,057        25,425     (28,410)    (1,928)

Issuance of common stock      150,000         15        37,485           -     37,500

Common stock cancelled     (4,000,000)      (400)          400           -          -

Loss for the Year                   -          -             -     (59,350)   (59,350)
                          ------------------------------------------------------------
                            6,718,200     $  672      $ 63,310    $(87,760) $ (23,778)
                          ============================================================









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (expressed in U.S. dollars)


                                                                        Period from     Period from
                                                                      March 31, 1999    March 31, 1999
                                                                         (date of        (date of
                                          Year Ended     Year Ended   incorporation)   incorporation)
                                           July 31,        July 31,     to July 31,      to July 31,
                                             2002            2001          2002             2001
                                          --------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss for the Period               $ (59,350)     $ (17,333)     $ (87,760)       $ (28,410)
   Adjustments  to  reconcile  net loss
to net cash used
    in operating activities
      Write-off of impaired asset             1,000             -          1,000                -
      Depreciation                              109             -            109                -
                                        ---------------------------------------------------------------
                                            (58,241)      (17,333)       (86,651)         (28,410)
Changes  in  operating   assets  and
     liabilities
      Accounts receivable                    (1,259)            -         (1,259)               -
      Accounts   payable   and  accrued      12,806         1,126         16,035            3,229
liabilities
                                        --------------------------------------------------------------

   Net cash used in operating               (46,694)      (16,207)       (71,875)         (25,181)
      activities                           -----------------------------------------------------------

INVESTING ACTIVITIES
   Purchase of property, plant and             (875)            -           (875)               -
      equipment
   Purchase of license                            -             -         (1,000)          (1,000)
                                        --------------------------------------------------------------

   Net cash used in investing                  (875)            -         (1,875)          (1,000)
    activities                           -------------------------------------------------------------

FINANCING ACTIVITIES
   Issuance of share capital                 37,500             -         63,982           26,482
   Advances from stockholders                10,000             -         10,000                -
                                        --------------------------------------------------------------

   Net cash provided by financing            47,500             -         73,982           26,482
      activities                        --------------------------------------------------------------

NET CHANGE IN CASH DURING THE PERIOD           (69)       (16,207)           232              301

CASH AT BEGINNING OF PERIOD                    301         16,508              -                -
                                        ---------------------------------------------------------------

CASH AT END OF PERIOD                       $  232         $  301         $  232           $  301
                                        ===============================================================




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                  July 31, 2002


                           (expressed in U.S. dollars)


1.    FORMATION AND BUSINESS OF THE COMPANY

     Coventure International Inc. (the "Company") was incorporated in Delaware, U.S.A. on March 31, 1999 as Bullet Environmental Systems, Inc. and changed its name on May 25, 2000 to Liquidpure Corp. On February 14, 2002, the Company changed its name to Coventure International Inc.

     The Company is a development stage enterprise engaged in the business of providing management consulting products and services through an eventual network of regionally licensed operators in North America. The Company's services will include strategic analysis, planning, consulting and coaching. To date the Company has not commenced significant operational activities.

     These financial statements include the accounts of the Company and its wholly-owned subsidiary Coventure Canada Inc. (the "Subsidiary"). The Subsidiary was incorporated in the Province of Alberta, Canada on February 5, 2002.

   Going concern
   The accompanying financial statements have been presented assuming the Company will continue as a going concern. At July 31, 2002, the Company had accumulated $87,760 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, achieve profitable operations or merge with a revenue-producing venture partner.

2.    SIGNIFICANT ACCOUNTING POLICIES

   Revenue Recognition
   The Company recognizes revenue in accordance with applicable accounting regulations. Accordingly, revenues from services are recognized when all significant contractual obligations have been satisfied and collection is reasonably assured.

   Use of estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                          Coventure International Inc.
                                (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                  July 31, 2002

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

Foreign currency  translation
Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company and its Subsidiary is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at July 31, 2002 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

            (equivalent Cdn $ per U.S. $)
                                                   2002      2001
                                                   ----      ----
                       July 31 rate               .6318     .6525

Depreciation
Depreciation   of  property,   plant  and  equipment  is  provided  for  on  the
straight-line basis over the estimated useful life of the assets, estimated to be four years. One-half the normal rate is taken in the year of acquisition.


3.    SHARE CAPITAL

   Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

   During the year ended July 31, 2002, the Company issued 150,000 shares of common stock at a price of $0.25 per share.

   During the year ended July 31, 2002, 4,000,000 common shares were returned to the treasury of the Company and were cancelled.

                          Coventure International Inc.
                                (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                  July 31, 2002

                           (expressed in U.S. dollars)


4.    RELATED PARTY TRANSACTIONS

a) During the year, the Company paid management fees of $17,426 (2001 - $ 0), rent of $945 (2001 - $0) and automobile allowance of $377 (2001 - $0) to a director and officer of the Company. In addition, the Company paid $1,889 (2001 - $0) to the spouse of this director and officer for administrative services. During the period ended July 31, 2001, the Company paid management fees of $2,026 to a former director and officer of the Company and rent of $1,084 to a company controlled by a former director and officer of the Company. These transactions have been recorded using the exchange amount.

b)    The advances from a stockholder are interest-free and repayable on demand.

c) In May 2000, the Company acquired a non-exclusive commercial license from a company controlled by a former director and officer of the Company for $1,000. The Company experienced a lack of co-operation from the engineering firm who owned the patent to the apparatus under license. The Company was not provided with the technical information it required to start manufacturing any of the systems for which it was contractually permitted. Further, due to the capital market decline in 2001, it proved impossible to execute the business plan. As a result, in October 2001, the Company abandoned this license.


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







Coventure 10-K fins July 01-02 10-24-02

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of November, 2002.

                                       Coventure International Inc.


                                       By   /s/ John Hromyk
                                           ---------------------------------
                                          John Hromyk, President and Principal
                                          Financial and Accounting Officer

      Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                    Title             Date

 /s/ John Hromyk
--------------------
John Hromyk                         Director          November 11, 2002




                                  CERTIFICATION

      In connection with the Annual Report of Coventure International Inc. (the "Company") on Form 10-KSB for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I John Hromyk, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  November 11, 2002

                                    By: /s/ John Hromyk
                                        --------------------------------------
                                       John Hromyk, President, Chief Executive
                                       Officer and Chief Financial Officer

                                 CERTIFICATIONS

I, John Hromyk, the President, Chief Executive Officer and Chief Financial Officer of Coventure International Inc., certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Coventure International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 11, 2002                       /s/ John Hromyk
                                        ------------------------------------
                                        John Hromyk, President, Chief Executive
                                        Officer and Chief Financial Officer


Coventure 10-KSB July 02 11-02