Form 10QSB
period 2002-10-31
COVENTURE INTERNATIONAL INC
filed 2002-12-17
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended October 31, 2002

                         Commission File Number: 0-31539


                          COVENTURE INTERNATIONAL INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes [x ] No [ ]

As of December 16, 2002 the Company had 6,718,200 shares of common stock issued and outstanding.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                        Consolidated Financial Statements
                      October 31, 2002 and October 31, 2001
                                   (Unaudited)

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                           Consolidated Balance Sheets

                           (expressed in U.S. dollars)


ASSETS

                                                   October 31,       July 31,
                                                      2002             2002
                                                -------------------------------
                                                   (Unaudited)
CURRENT
Cash                                      $            111       $        232
Accounts receivable                                  1,853              1,259
                                          -----------------------------------
                                                     1,964              1,491
                                          -----------------------------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
Computer equipment                                     583                875
Less: accumulated depreciation                         109                109
                                         ------------------------------------
                                                       474                766
                                         ------------------------------------
                                           $         2,438        $     2,257
                                           ==================================



                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities $       21,948         $   16,035
   Advances from stockholder (Note 4)               10,000             10,000
                                            ---------------------------------
                                                    31,948             26,035
                                            ---------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Share capital (Note 3) Common stock - $0.0001 par value 30,000,000 authorized; 6,718,200 issued and
          outstanding                                  672                672
      Preferred stock - $0.0001 par value
        5,000,000 authorized
   Additional paid-in capital                       63,310             63,310
   Deficit accumulated in the development stage    (93,492)           (87,760)
                                                 ----------------------------
                                                  (29,510)           (23,778)
                                            ---------------------------------

                                            $       2,438        $     2,257
                                            =================================

The accompanying notes are an integral part of these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                      Consolidated Statements of Operations
                        For the Three-Month Periods Ended
                      October 31, 2002 and October 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)



                                  Three       Three        Period         Period
                                 Months      Months         from           from
                                  Ended       Ended    March 31, 1999 March 31, 1999
                               October 31, October 31,    (date of       (date of
                                  2002        2001     incorporation) incorporation)
                                                       To October 31, to October 31,
                                                            2002           2001
                               ------------------------------------------------------

Revenue                             $    -     $     -      $   2,678        $     -
                               ------------------------------------------------------

Expenses
  Professional fees                                  -         30,861         11,820
                                       809
   Management fees                       -           -         21,505          4,079
   Consulting fees                   4,500           -         18,850          5,350
   Administration                      435         390         18,793          7,551
  Advertising and promotion              -           -          5,064              -
  Write-off of impaired asset            -       1,000          1,000          1,000
(Note 4)
  Gain on sale of equipment           (48)           -           (48)              -
  Depreciation                          36           -            145              -
                               ------------------------------------------------------
                                     5,732       1,390         96,170         29,800
                               ------------------------------------------------------

 Loss from operations            $ (5,732)   $ (1,390)     $ (93,492)     $ (29,800)
                               ======================================================

 Loss per Share-
     Basic and diluted           $  (0.00)   $  (0.00)
                               ========================



The accompanying notes are an integral part of these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                        For the Three-Month Periods Ended
                      October 31, 2002 and October 31, 2001
                                   (Unaudited)

                           (expressed in U.S. dollars)



                                         Three         Three         Period             Period
                                         Months        Months         from               from
                                         Ended         Ended      March 31, 1999     March 31, 1999
                                       October 31,   October 31,    (date of          (date of
                                          2002          2001      incorporation      incorporation)
                                                                  to October 31,     to October 31,
                                                                       2002               2001
                                       -------------------------------------------------------------
Cash flows used in operating
activities
  Net loss for the period               $ (5,732)    $ (1,390)      $ (93,492)       $  (29,800)
  Adjustments to reconcile net loss
to net cash used in operating activities
      Depreciation                            36            -             145                 -
      Write-off of impaired asset              -        1,000           1,000             1,000
      Gain on sale of equipment              (48)           -             (48)                -
  Changes in operating assets and
liabilities
      Accounts receivable                   (594)           -          (1,853)                -
            Accounts payable               5,913          228          21,948             3,457
                                       -----------------------------------------------------------
Net cash used in operating activities       (425)        (162)        (72,300)          (25,343)
                                       -----------------------------------------------------------

Investing activities
  Purchase of property, plant
   and equipment                                -           -            (875)                -
  Purchase of license                           -           -          (1,000)           (1,000)
  Proceeds on sale of equipment               304           -             304                 -
                                       ----------------------------------------------------------
Net cash provided by (used in)
investing activities                          304           -          (1,571)           (1,000)
                                       ----------------------------------------------------------

Financing activities
  Advances from stockholder                     -           -          10,000                 -
  Issuance of share capital                     -           -          63,982            26,482
                                       ----------------------------------------------------------
Net cash provided by financing activities       -           -          73,982            26,482
                                       ----------------------------------------------------------

Increase (decrease) in cash during           (121)       (162)            111               139
the period

Cash at beginning of period                   232         301               -                 -
                                       ----------------------------------------------------------

Cash at end of period                      $  111      $  139          $  111           $   139
                                       ==========================================================



The accompanying notes are an integral part of these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                October 31, 2002
                                   (Unaudited)

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

   Going concern
   The accompanying financial statements have been presented assuming the Company will continue as a going concern. At October 31, 2002, the Company had accumulated $93,492 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, achieve profitable operations or merge with a revenue-producing venture partner.

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

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                October 31, 2002
                                   (Unaudited)

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

   Foreign currency translation
   Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company and its Subsidiary is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at October 31, 2002 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

    (equivalent Cdn $ per U.S. $)

    October 31, 2002 rate:   .6421

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

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                October 31, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)


4.    RELATED PARTY TRANSACTIONS

a)   The advances from a stockholder are interest-free and repayable on demand.

b) In May 2000, the Company acquired a non-exclusive commercial license from a company controlled by a former director and officer of the Company for $1,000. The Company experienced a lack of co-operation from the engineering firm who owned the patent to the apparatus under license. The Company was not provided with the technical information it required to start manufacturing any of the systems for which it was contractually permitted. Further, due to the capital market decline in 2001, it proved impossible to execute the business plan. As a result, in October 2001, the Company abandoned this license.


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

Item 2. Management's Discussion and Analysis or Plan of Operations

The Company plans to provide consulting services to small and medium sized businesses in North America through a network of regionally licensed operators. The consulting services will be designed to improve a client's profitability through strategic analysis, planning, consulting and ongoing evaluation. The Company's core services will attempt to identify inefficiencies and trouble spots in a business before they cause significant problems.

The Company has tested the Coventure Analysis methodologies on a mid-sized firm located in Calgary, Alberta. The results proved that the methodology for assessing business dysfunction was sound, however the Company is refining the process of presenting the results to its client. The Company's website, WWW.COVENTURE.COM became active in May 2002.

The Company will be able to provide consulting services once it raises $100,000 in capital. Of this amount, $50,000 will be used to hire and train the analysts and consultants which will provide these services to future clients and $50,000 will be used to market the Company's products, services, and licensing program. The Company does not know when it will obtain the $100,000 in capital. The Company's initial focus will be on the development of Canadian and American markets.

During the three months ended October 31, 2002 the Company's operations used $425 in cash. Operating capital was provided from the sale of equipment and cash on hand at July 31, 2002.

This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to ability of the Company to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                           PART II: OTHER INFORMATION

Item 4.  Controls And Procedures

Based on the evaluation of the Company's disclosure controls and procedures by John Hromyk, the Company's President, Principal Financial Officer and Principal Accounting Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits - None
      (b)   Reports on Form 8-K  - None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended October 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  December 16, 2002

                                          COVENTURE INTERNATIONAL INC.

                                              /s/ John Hromyk
                                              -------------------------
                                          By: John Hromyk
                                          Title:  President, Principal Financial
                                          Officer and Principal Accounting
                                          Officer

                                  CERTIFICATION

      In connection with the Quarterly Report of Coventure International Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Hromyk, the President, Principal Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  December 16, 2002
                                  By:  /s/ John Hromyk
                                       ---------------------
                                       John Hromyk, President, Principal
                                       Financial Officer and Principal
                                       Accounting Officer

CERTIFICATION

I, John Hromyk, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Coventure International Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002                   /s/ John Hromyk
                                          ------------------------
                                          John Hromyk, President, Principal
                                          Financial Officer and Principal
                                          Accounting Officer