Form 10QSB
period 2003-01-31
COVENTURE INTERNATIONAL INC
filed 2003-03-17
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended January 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes [x ] No [ ]

As of March 11, 2003 the Company had 6,718,200 shares of common stock issued and outstanding.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                        Consolidated Financial Statements
                      January 31, 2003 and January 31, 2002
                                   (Unaudited)

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                           Consolidated Balance Sheets

                           (expressed in U.S. dollars)


                                     ASSETS

                                                 January 31,           July 31,
                                                     2003               2002
                                                -------------------------------
                                                (Unaudited)
CURRENT
   Cash                                   $            556       $        232
   Accounts receivable                               2,152              1,259
                                          -----------------------------------
                                                     2,708              1,491
                                          -----------------------------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
   Computer equipment                                  583                875
   Less: accumulated depreciation                      145                109
                                         ------------------------------------
                                                       438                766
                                         ------------------------------------

                                           $         3,146        $     2,257
                                           ==================================



                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities   $     57,933         $   16,035
   Customer deposits                                   657                  -
   Advances from stockholder (Note 5)               10,000             10,000
   Note payable (Note 3)                             6,681                  -
                                           ----------------------------------
                                                    75,271             26,035
                                            ---------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Share capital (Note 4)
      Common stock - $0.0001 par value 30,000,000
      authorized; 6,718,200 issued and
          outstanding                                  672                672
      Preferred stock - $0.0001 par value
        5,000,000 authorized
   Additional paid-in capital                       63,310             63,310
   Deficit accumulated in the development stage   (136,107)           (87,760)
                                                 ----------------------------
                                                   (72,125)           (23,778)
                                            ---------------------------------

                                            $        3,146        $     2,257
                                            =================================

The accompanying notes are an integral part of these consolidated financial statements.

                          Coventure International Inc.
                               (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Consolidated Statements of Operations
                     For the Three-Month and Six-Month Periods Ended
                          January 31, 2003 and January 31, 2002
                                       (Unaudited)

                               (expressed in U.S. dollars)



                          Three        Three         Six          Six       Period From      Period From
                          Months       Months       Months       Months      March 31,         March 31,
                          Ended        Ended        Ended        Ended         1999              1999
                        January 31,  January 31,  January 31,  January 31,  (date of          (date of
                           2003         2002         2003         2002      incorporation    incorporation)
                                                                            to January 31,   to January 31,
                                                                                2003             2002
                        -----------------------------------------------------------------------------------

Revenue                 $  3,971      $    -       $  3,971      $    -        $  6,649           $     -
                        -----------------------------------------------------------------------------------

 Expenses
   Professional fees      36,674           -              -       67,535         11,820            37,483
   Consulting              4,500           -          9,000            -         23,350             5,350
   Management fees         1,190       1,258          1,190        1,258         22,695             5,337
   Administration          2,319       1,669          2,754        2,059         21,112             9,220
   Advertising and           272           -            272            -          5,336                 -
promotion
   Sub-contract            1,595           -          1,595            -          1,595                 -
   Write-off of
impaired
    Asset (Note 5)             -           -              -        1,000          1,000             1,000
   Gain on sale of             -           -            (48)           -            (48)                -
equipment
   Depreciation               36           -             72            -            181                 -
                        -----------------------------------------------------------------------------------
                          46,586       2,927         52,318        4,317        142,756            32,727
                        -----------------------------------------------------------------------------------

Loss from Operations    $(42,615)    $(2,927)      $(48,347)    $ (4,317)    $ (136,107)        $ (32,727)
                        ===================================================================================

 Loss per Share-
     Basic and diluted  $  (0.01)    $ (0.00)      $  (0.01)    $  (0.00)
                        =================================================




    The accompanying notes are an integral part of these financial statements.

                               Coventure International Inc.
                               (formerly Liquidpure Corp.)
                             (a development stage enterprise)
                          Consolidated Statements of Cash Flows
                             For the Six-Month Periods Ended
                          January 31, 2003 and January 31, 2002
                                       (Unaudited)

                               (expressed in U.S. dollars)



                                           Six         Six      Period From    Period From
                                          Months      Months     March 31,      March 31,
                                          Ended       Ended        1999           1999
                                       January 31,  January 31, (date of       (date of
                                           2003        2002    incorporation)  incorporation)
                                                               to January 31,  to January 31,
                                                                   2003          2002
                                       ------------------------------------------------------
Cash flows used in operating
activities
  Net loss for the period              $ (48,347)   $ (4,317)   $ (136,107)    $ (32,727)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities
      Depreciation                            72           -           181             -
      Write-off of impaired asset              -       1,000         1,000         1,000
      Gain on sale of equipment              (48)          -           (48)            -

  Changes in operating assets and
liabilities
      Accounts receivable                   (893)          -        (2,152)            -
      Accounts payable                    41,898      (1,367)       57,933         1,862
      Customer deposits                      657           -           657             -
                                       ----------------------------------------------------
Net cash used in operating activities     (6,661)     (4,684)      (78,536)      (29,865)
                                       ----------------------------------------------------

Investing activities
  Proceeds on sale of equipment              304           -           304             -
  Purchase of license                          -           -        (1,000)       (1,000)
  Purchase of property, plant and              -           -          (875)            -
equipment
                                       ----------------------------------------------------
Net cash provided by (used in)               304           -        (1,571)       (1,000)
investing activities
                                       ----------------------------------------------------

Financing activities
  Increase in note payable                 6,681           -         6,681             -
  Advances from stockholder                    -       7,500        10,000         7,500
  Issuance of share capital                    -           -        63,982        26,482
                                       ----------------------------------------------------
Net cash provided by financing             6,681       7,500        80,663        33,982
activities
                                       ----------------------------------------------------

Increase in cash during the period           324       2,816           556         3,117

Cash at beginning of period                  232         301             -             -
                                       ----------------------------------------------------

Cash at end of period                    $   556    $  3,117      $    556      $  3,117
                                       ====================================================


    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                January 31, 2003
                                   (Unaudited)

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

   Going concern
   The accompanying financial statements have been presented assuming the Company will continue as a going concern. At January 31, 2003, the Company had accumulated $136,107 in losses and had no material revenue producing operations. At present, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, achieve profitable operations or merge with a revenue-producing venture partner.


2.    SIGNIFICANT ACCOUNTING POLICIES

   General Information

   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2003 and its results of operations and its cash flows for the six-month period ended January 31, 2003. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's financial statements and related footnotes for the year ended July 31, 2002.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                January 31, 2003
                                   (Unaudited)

                           (expressed in U.S. dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

   Foreign currency translation
   Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company and its Subsidiary is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at January 31, 2003 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

   (equivalent Cdn $ per U.S. $)
   January 31 rate .6572

   Depreciation
   Depreciation of property, plant and equipment is provided for on the straight-line basis over the estimated useful life of the assets, estimated to be four years. One-half the normal rate is taken in the year of acquisition.

   3.    NOTE PAYABLE

    The note payable is payable on demand and bears no interest.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                January 31, 2003
                                   (Unaudited)

                           (expressed in U.S. dollars)


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

c) During the six-month period ended January 31, 2003, the Company paid management fees of $1,190 (2002 - $1,258) to a director and officer of the Company. These transactions have been recorded at the exchange amount. Accounts payable include $3,543 (2002 - $195) due to the same director and officer.

6.    FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

   The Company's financial instruments consist of cash, accounts receivable, accounts payable, note payable and advances from stockholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

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

The Company has not commenced significant operational activities, however, it is providing consulting services to clients in the local Calgary, Alberta region. The Company will be able to expand consulting services once it raises $100,000 in capital. Of this amount, $50,000 will be used to hire and train the analysts and consultants which will provide these services to future clients and $50,000 will be used to market the Company's products, services, and licensing program. The Company does not know when it will obtain the $100,000 in capital. The Company's initial focus will be on the development of Canadian and American markets.

During the six months ended January 31, 2003 the Company's operations used $6,661 in cash. Operating capital was provided from consulting fees received for services provided to clients and a loan from a third party.

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


Item 3.  Not applicable

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


                           PART II: OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits - None
      (b)   Reports on Form 8-K  - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended January 31, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  March 17, 2003


                                       COVENTURE INTERNATIONAL INC.


                                            /s/ John Hromyk
                                       By:  John Hromyk
                                       Title:  President, Principal Financial
                                       Officer and Principal Accounting Officer

                                  CERTIFICATION

      In connection with the Quarterly Report of Coventure International Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Hromyk, the President, Principal Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  March 17, 2003

                                  By:  /s/ John Hromyk
                                       ---------------
                                       John Hromyk, President, Principal
                                       Financial Officerand Principal Accounting
                                       Officer

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


Date: March 17, 2003
                                          /s/ John Hromyk
                                          ---------------------------------
                                          John Hromyk, President, Principal
                                          Financial Officer and Principal
                                          Accounting Officer