Form 10QSB
period 2003-04-30
COVENTURE INTERNATIONAL INC
filed 2003-06-17
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period ended April 30, 2003


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

                       Suite 174, 3559 - 27th Street N.E.
                        Calgary, Alberta, Canada T1Y 5E4
                     -------------------------------------
               (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code:   (403) 949-5621

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes [x ] No [ ]


As of June 16, 2003 the Company had 6,974,200 shares of common stock issued and outstanding.

                          Coventure International Inc.
                        (a development stage enterprise)
                        Consolidated Financial Statements
                        April 30, 2003 and April 30, 2002
                                   (Unaudited)

                           Coventure International Inc.
                        (a development stage enterprise)
                            Consolidated Balance Sheets

                            (expressed in U.S. dollars)


ASSETS
                                                April 30,            July 31,
                                                  2003                 2002
                                                -------------------------------
                                              (Unaudited)
CURRENT
   Cash                                   $          5,972       $        232
   Accounts receivable                               1,332              1,259
                                          -----------------------------------
                                                     7,304              1,491
                                          -----------------------------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
   Computer equipment                                  583                875
   Less: accumulated depreciation                      182                109
                                         ------------------------------------
                                                       401                766
                                         ------------------------------------

                                           $         7,705        $     2,257
                                           ==================================


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities$        10,341         $   16,035
   Advances from stockholder (Note 5)               10,000             10,000
   Note payable (Note 3)                             7,092                  -
                                           ----------------------------------
                                                    27,433             26,035
                                            ---------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Share capital (Note 4) Common stock - $0.0001 par value 30,000,000 authorized; 6,944,200 issued and
          outstanding (July 31, 2002 - 6,718,200)      694                672
      Preferred stock - $0.0001 par value
        5,000,000 authorized
   Additional paid-in capital                      119,788             63,310
   Deficit accumulated in the development stage   (140,210)           (87,760)
                                                 ----------------------------
                                                   (19,728)           (23,778)
                                            ---------------------------------

                                            $        7,705        $     2,257
                                            =================================




    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                        (a development stage enterprise)
                      Consolidated Statements of Operations
                     For the Nine-Month and Three-Month Periods Ended
                        April 30, 2003 and April 30, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                Three       Three        Nine      Nine        Period             Period
                                Months      Months      Months     Months       from               from
                                Ended        Ended      Ended      Ended       March 31,         March 31,
                              April 30,    April 30,   April 30,  April 30,   1999 (date of     1999 (date
                                2003 30,     2002        2003       2002      incorporation   incorporation)
                                                                                to April         to April
                                                                                30, 2003         30, 2002
                             -------------------------------------------------------------------------------

REVENUE                        $  6,414     $ 2,678    $ 10,385   $  2,678     $  13,063        $   2,678

                             -------------------------------------------------------------------------------
EXPENSES
  Professional fees               7,974      12,673      45,457     12,673        75,509           24,493
  Administration
                                  2,691       4,990       5,445      7,049        23,803           14,210
  Management fees                 1,015      11,340       2,205     12,598        23,710           16,677
  Consulting                     (4,500)      4,500       4,500      4,500        18,850            9,850
  Advertising and promotion$          -       2,188         272      2,188         5,336            2,188
  Sub contract                    2,298           -       3,893          -         3,893                -
  Wages                           1,002           -       1,002          -         1,002                -
  Write-off of impaired               -           -           -      1,000         1,000            1,000
asset (Note 5)
  Gain on sale of equipment           -           -         (48)         -           (48)               -
  Depreciation                       37           -         109          -           218                -

                                ---------------------------------------------------------------------------
                                 10,517      35,691      62,835     40,008       153,273           68,418
                                --------------------------------------------------------------------------


LOSS FROM OPERATIONS          $  (4,103)   $(33,013)   $(52,450)  $(37,330)   $ (140,210)       $ (65,740)
                               ============================================================================



LOSS PER SHARE -
  Basic and diluted           $   (0.00)   $  (0.00)   $  (0.01)  $  (0.00)
                              =============================================

WEIGHTED AVERAGE NUMBER       6,768,986  10,568,200   6,734,757  10,568,200
 OF SHARES OUTSTANDING       ===============================================












    The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                        For the Nine-Month Periods Ended
                        April 30, 2003 and April 30, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                         Nine Months     Nine Months     Period From      Period From
                                            Ended          Ended          March 31,        March 31,
                                          April 30,       April 30,      1999 (date of    1999 (date of
                                            2003            2002        incorporation)   incorporation)
                                                                        to  April  30,    to April  30,
                                                                              2003            2002
                                        ----------------------------------------------------------------
Cash flows used in operating activities
  Net loss for the period                 $(52,450)      $ (37,330)       $ (140,210)       $ (65,740)
  Adjustment to reconcile net loss to
net cash
    used in operating activities
      Depreciation                             109               -               218                -
      Write-off of impaired asset                -           1,000             1,000            1,000
      Gain on sale of equipment                (48)              -               (48)               -
  Changes in operating assets and
liabilities
     Accounts receivable                       (73)           (282)           (1,332)            (282)
          Accounts payable                  (5,694)          8,930            10,341           12,159
                                       ------------------------------------------------------------------

Net cash used in operating activities      (58,156)        (27,682)         (130,031)         (52,863)
                                       ------------------------------------------------------------------


Investing activities
  Proceeds on sale of equipment                304               -               304                -
  Purchase of license                            -               -            (1,000)          (1,000)
  Purchase of property, plant and
     equipment                                   -               -              (875)               -
                                       -------------------------------------------------------------------

Net cash provided by (used) in                 304               -            (1,571)          (1,000)
investing activities                   ------------------------------------------------------------------

Financing activities
  Increase in note payable                   7,092               -             7,092                -
  Advances from stockholder                      -          10,000            10,000           10,000
  Issuance of share capital                 56,500               -           120,482           26,482
  Deposit on shares to be issued                 -          20,000                 -           20,000
                                       -----------------------------------------------------------------

Net cash provided by financing
   activities                               63,592          30,000           137,574           56,482
                                       ----------------------------------------------------------------

Increase in cash during the period           5,740           2,318             5,972            2,619

Cash at beginning of period                    232             301                 -                -
                                       -----------------------------------------------------------------


Cash at end of period                     $  5,972        $  2,619          $  5,972         $  2,619
                                       ==================================================================





    The accompanying notes are an integral part of these financial statements.

                           Coventure International Inc.
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                  April 30, 2003
                                    (Unaudited)

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

   Going concern
   The accompanying financial statements have been presented assuming the Company will continue as a going concern. At April 30, 2003, the Company had accumulated $140,210 in losses and had no material revenue producing operations. At present, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, achieve profitable operations or merge with a revenue-producing venture partner.


2.    SIGNIFICANT ACCOUNTING POLICIES

   General Information
   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2003 and its results of operations and its cash flows for the nine-month period ended April 30, 2003. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's financial statements and related footnotes for the year ended July 31, 2002.

                           Coventure International Inc.
                         (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                  April 30, 2003
                                    (Unaudited)

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

   Foreign currency translation
   Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company and its Subsidiary is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at April 30, 2003 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

         (equivalent Cdn $ per U.S. $)
         April 30 rate  .6976

   Depreciation
   Depreciation of property, plant and equipment is provided for on the straight-line basis over the estimated useful life of the assets, estimated to be four years. One-half the normal rate is taken in the year of acquisition.

3.  NOTE PAYABLE

   The note payable is payable on demand and bears no interest.

                          Coventure International Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                 April 30, 2003
                                   (Unaudited)

                           (expressed in U.S. dollars)


4.    SHARE CAPITAL

   Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

   During the period ended April 30, 2003, the Company issued 226,000 common shares for $56,500 cash. Subsequent to April 30, 2003, the Company issued 30,000 common shares for $7,500 cash.


5.    RELATED PARTY TRANSACTIONS

a) During the period ended April 30, 2003, the Company paid management fees of $2,205 (2002 - $12,598) to a director and officer of the Company. During the period ended April 30, 2002, the Company paid rent of $945 and automobile allowance of $377 to a director and officer of the Company. These transactions have been recorded using the exchange amount. Accounts payable include $3,120 (2002 - $77) due to the same director and officer.

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

During the nine months ended April 30, 2003 the Company's operations used $58,156 in cash. Operating capital was provided from proceeds received from the sale of the Company's common stock and a loan from a third party.

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


                           PART II: OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits - None
      (b)   Reports on Form 8-K  - None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended April 30, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June 16, 2003

                                   COVENTURE INTERNATIONAL INC.


                                   /s/ John Hromyk
                                   -------------------------------
                                   By:  John Hromyk
                                   Title: President, Principal Financial Officer and Principal Accounting Officer

                                  CERTIFICATION

      In connection with the Quarterly Report of Coventure International Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Hromyk, the President, Principal Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


Date:  June 16, 2003

                             By:   /s/ John Hromyk
                                  ----------------------------------
                                  John Hromyk, President, Principal Financial
                                   Officer and Principal Accounting Officer

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


Date: June 16, 2003

                                   /s/ John Hromyk
                                   -----------------------------
                                    John Hromyk, President, Principal Financial
                                    Officer and Principal Accounting Officer