Form 10KSB
period 2003-07-31
COVENTURE INTERNATIONAL INC
filed 2003-10-29
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2003

                           Commission File No. 0-31539

                          Coventure International Inc.
                 (Name of Small Business Issuer in its charter)

                Delaware                                    98-0231607
         ------------------------                      --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
    404 First Street West, Unit 3
            Cochrane, Alberta                                  T4C 1A5
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (403) 851-2600 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues during the year ended July 31, 2003 were $14,788.

The aggregate market value of the voting stock held by non-affiliates of the Company as of October 24, 2003 was approximately $222,000.

As of October 24, 2003 the Company had 7,022,200 issued and outstanding shares of common stock.

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

      We plan to license the following Canadian markets in 2003: Edmonton, Kelowna and Vancouver. As of October 24, 2003 we have not licensed any of these markets.

Other Services

      If the results of our Diagnostic Study reveal a need for legal, accounting, tax, or related professional services, we will refer the small business owner to firms which specialize in providing these services to small and mid-sized businesses.

Competition

    The leaders in the small and medium business consulting market include George S. May International and International Business Analysts. Both are located in Chicago, Illinois and are represented through-out North America. These large competitors are not regionally represented and are priced higher than the accounting services that most of the target market works with. In each territory we will also compete with numerous local and regional firms which provide business consulting services. We believe our competitive advantage will be our focus on only small and mid-sized businesses. By focusing on small and mid-sized businesses, we expect that our analysts and consultants will be more familiar with the unique range of issues facing companies of this size. As of October 24, 2003 we were not competing in the consulting industry and we will not be able to compete until we raise a minimum of $100,000 in capital and begin operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      We have no material assets and, as such, we do not own any real or personal property. We rent office space located at 404 First Street West, Unit 3, Cochrane, Alberta T4C 1A5. We lease this space at a cost of $836 per month until August 31, 2006. We are also responsible for our proportionate share of operating costs, which as of October 24, 2003 were $222 per month. We believe this space is sufficient at this time.

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

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of October 24, 2003, we had 7,022,200 outstanding shares of common stock and forty-seven shareholders of record. We do not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of our capital stock.

      Although our common stock is listed for trading on the OTC Bulletin Board under the symbol "CVNI", as of October 24, 2003 there had been no trades in our common stock.

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

      Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      Our plan of business encompasses the following steps.

o Raise capital of $250,000 through the sale of equity securities prior to October 31, 2004.
o    Refine, market and expand our business plan and begin our licensing program
o    Hire and train an outside sales force, analysts and consultants

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

      Year ended July 31, 2003: During this fiscal year our operations used $59,444 in cash. Operating capital was provided by the sale of 256,000 shares of our common stock for $64,000 ($0.25 per share). Subsequent to July 31, 2003 we sold 48,000 shares of our common stock for $12,000 ($0.25 per share).

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8a. CONTROLS AND PROCEDURES.

      Based on the evaluation of the Company's disclosure controls and procedures by John Hromyk, the Company's Chief Executive and Financial Officer, as of a date within 90 days of the filing date of this annual report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and as a result, no corrective actions with regard to significant deficiencies and material weaknesses were required.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Name                 Age         Position

   John Hromyk             42       President, Secretary, Treasurer and a
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

                                            Other                                All
 Name and                                   Annual   Restricted                 Other
 Principal           Fiscal                 Compen-    Stock        Options    Compen-
 Position             Year   Salary  Bonus  sation     Awards       Granted     sation
---------------      ------   -----  ----   ------    --------     --------     ------

John Hromyk           2003     --      --  $  2,205                            $  712
  President since     2002     --      --   $17,426        --          --      $1,322
  August 2001

Amar Bahadoorsingh    2001     --      --        --        --          --          --
  President prior to
  August 2001


     All Other Compensation paid to Mr. Hromyk represents automobile allowance and rent.

      We do not have any consulting or employment agreements with our officer or director.

      Our board of directors may increase the compensation paid to our officers depending upon a variety of factors, including the results of our future operations.

Options Granted During Fiscal Year Ending July 31, 2003:

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

      Except as disclosed elsewhere in this report none of our directors received any compensation from us during the year ended July 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of October 24, 2003, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group.
Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                     Shares of                Percent of
Name and Address                   Common Stock                  Class

John Hromyk                       6,134,900 (1)                    87.4%
PO Box 731
Bragg Creek, Alberta
Canada T0L 0K0

All Officers and Directors         6,134,900 (1)                   87.4%
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

      In February, 2002 we received a loan of $10,000 from John Hromyk.

      In April 2002 Mr. Hromyk acquired 2,054,900 shares of common stock from ten of the shareholders who purchased shares in the July 2000 private placement.

      In April, 2002 we sold 80,000 shares of our common stock to Jacquie Hromyk, the wife of John Hromyk, for $20,000 in cash.

      In May 2002 Mr. Hromyk returned 4,000,000 shares of common stock to the Company for cancellation.

      In May 2002 we sold 70,000 shares of our common stock to one investor for cash of $17,500.

      In April 2003 we sold 226,000 shares of our common stock to six investors for cash of $56,500.

      In May 2003 we sold 30,000 shares of our common stock to one investor for cash of $7,500.

      During the year ended July 31, 2002 we paid $1,889 to the wife of John Hromyk for administrative services.

      During the year ended July 31, 2003 we paid $723 to Mr. Hromyk's wife for administrative services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number  Exhibit                                                     Page Number

3       Certificate of Incorporation and Bylaws                         (1)
                                                                   ------------

4.      Instruments defining the rights of security holders             (2)
                                                                  ------------
31      Rule 13a-14(a) Certifications
                                                                  -----------

32      Section 1350 Certifications                               -----------

(1) Incorporated by reference to the same exhibit number in the Company's registration statement on Form 10-SB.
(2)  Included as part of Exhibit 3.

     We did not file any reports on Form 8-K during the three months ended July 31, 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table shows the aggregate fees billed to us for the years ended July 31, 2003 and July 31, 2002 by N.I. Cameron Inc., our independent auditors:

                                              Year Ended July 31,
                                        -------------------------------
                                             2003            2002
                                        ------------------------------

                   Audit Fees            $  5,200          $ 4,300
                   Audit-Related Fees    $    568          $    --
                   Tax Fees              $     --          $    --
                   All Other Fees        $     --          $    --

     Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB for the fiscal year. We do not have an Audit Committee. Our Board of Directors has not adopted any polices or procedures for the pre-approval of non-audit services. Our Board of Directors has considered the role of N.I. Cameron Inc. in providing audit, audit-related and tax services to us and has concluded that such services are compatible with the role of N.I. Cameron Inc. as our independent auditor.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                        Consolidated Financial Statements
                         July 31, 2003 and July 31, 2002

                          REPORT OF INDEPENDENT AUDITOR





To the Stockholders of
Coventure International Inc.
(formerly Liquidpure Corp.)


We have audited the accompanying consolidated balance sheets of Coventure International Inc. (a development stage enterprise) as of July 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2003 and 2002 and for each of the periods from March 31, 1999 (date of incorporation) to July 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coventure International Inc. at July 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended July 31, 2003 and July 31, 2002 and for each of the periods from March 31, 1999 (date of incorporation) to July 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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



                                                   N.I. Cameron Inc. (signed)
Vancouver, Canada,                                               CHARTERED
ACCOUNTANTS
October 15, 2003

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                          Consolidated Balance Sheets

                           (expressed in U.S. dollars)


                                     ASSETS
                                                  July 31          July 31
                                                     2003             2002
                                              ----------------------------
CURRENT
      Cash                                    $      4,992   $         232
   Accounts receivable                                   -           1,259
   Prepaid expenses and deposits                       824               -
                                            ------------------------------
                                                     5,816           1,491
                                             -----------------------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
   Computer equipment                                  583             875
   Less: accumulated depreciation                      218             109
                                            ------------------------------
                                                       365             766
                                            ------------------------------

                                              $      6,181     $     2,257
                                              ============================


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities    $    14,238      $   16,035
   Advances from stockholder (Note 4)               10,000          10,000
                                              ----------------------------
                                                    24,238          26,035
                                              ----------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Share capital (Note 3)
    Common stock - $0.0001 par value
      30,000,000 authorized; 6,974,200 issued
       and outstanding (2002 - 6,718,200)              697            672
    Preferred stock - $0.0001 par value
       5,000,000 authorized
    Additional paid-in capital                     127,285         63,310
   Deficit accumulated in the development stage   (146,039)       (87,760)
                                               ---------------------------
                                                   (18,057)       (23,778)

                                             $       6,181     $    2,257
                                             =============================

SUBSEQUENT EVENTS (Notes 3 and 6)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                      Consolidated Statements of Operations


                           (expressed in U.S. dollars)


                                                               Period from      Period from
                                                                 March 31,        March 31,
                                                                   1999             1999
                                                                (date of         (date of
                                    Year Ended   Year Ended   incorporation)   incorporation)
                                      July 31,     July 31,     to July 31,      to July 31,
                                          2003         2002        2003             2002
                                   -----------------------------------------------------
 REVENUE                               $ 14,788      $ 2,678     $  17,466      $  2,678
                                   -----------------------------------------------------
 EXPENSES
  Professional fees                     50,594       18,232        80,646        30,052
  Administration                         7,522       11,197        25,880        18,358
  Management fees                        2,205       17,426        23,710        21,505
  Consulting fees                        4,500        9,000        18,850        14,350
  Sub-contract                           7,327            -         7,327             -
  Advertising and promotion                578        5,064         5,642         5,064
  Write-off   of  impaired   asset           -        1,000         1,000         1,000
(Note 4)
  Bad debts                                244            -           244             -
  Gain on sale of equipment               (49)            -          (49)             -
  Depreciation                             146          109           255           109
                                   -----------------------------------------------------
                                        73,067       62,028       163,505        90,438
                                   -----------------------------------------------------

LOSS FROM OPERATIONS                $ (58,279)   $ (59,350)    $(146,039)    $ (87,760)
FOR THE PERIOD                     =====================================================




LOSS PER SHARE - Basic and diluted    $ (0.01)     $ (0.01)
                                   =========================


WEIGHTED AVERAGE NUMBER              6,793,877    9,745,460
OF SHARES OUTSTANDING              =========================



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
             Consolidated Statements of Stockholders' Equity (Deficit)

                           (expressed in U.S. dollars)


                                                                   Deficit
                                                                 Accumulated
                                 Common Stock                      in the
                            Number of               Additional   development
                             Shares      Amount      Paid-in       Stage         Total
                                                     Capital
                          --------------------------------------------------------------

Issuance of common stock    1,000,000    $  100       $    -      $    -      $   100

Loss for the period                 -         -            -        (638)        (638)
                          -------------------------------------------------------------

Balance, July 31, 1999      1,000,000       100            -        (638)        (538)

Issuance of common stock    9,568,200       957       25,425           -       26,382

Loss for the Year                   -         -            -     (10,439)     (10,439)
                          ------------------------------------------------------------
Balance, July 31, 2000     10,568,200     1,057       25,425     (11,077)      15,405

Loss for the Year                   -         -            -     (17,333)     (17,333)
                          ------------------------------------------------------------

Balance, July 31, 2001     10,568,200     1,057       25,425     (28,410)      (1,928)

Issuance of common stock      150,000        15       37,485           -       37,500

Common stock cancelled     (4,000,000)     (400)         400           -            -

Loss for the Year                   -         -            -     (59,350)     (59,350)
                           -----------------------------------------------------------
Balance, July 31, 2002      6,718,200       672       63,310     (87,760)     (23,778)

Issuance of common stock     256,000         25       63,975           -       64,000

Loss for the Year                   -         -            -     (58,279)     (58,279)
                          -------------------------------------------------------------

Balance, July 31, 2003      6,974,200     $ 697    $ 127,285  $ (146,039)    $(18,057)
                          ==============================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows

                           (expressed in U.S. dollars)



                                                                    Period from   Period from
                                                                      March 31,     March 31,
                                                                        1999          1999
                                               Year        Year      (date of        (date of
                                              Ended       Ended    incorporation)  incorporation)
                                           July 31,    July 31,     to July 31,    to July 31,
                                               2003        2002        2003            2002
                                          ----------------------------------------------------

OPERATING ACTIVITIES
   Net loss for the Period                 $ (58,279)  $ (59,350)   $ (146,039)    $ (87,760)
   Adjustments  to  reconcile  net loss
    to net cash used in operating
    activities
      Gain on sale of equipment                  (49)          -           (49)            -
      Write-off of impaired asset                  -       1,000         1,000         1,000
      Depreciation                               146         109           255           109

   Changes in operating assets and
    liabilities
      Accounts receivable                      1,259      (1,259)            -        (1,259)
      Prepaid expenses and deposits             (824)          -          (824)            -
      Accounts payable and accrued
       liabilities                            (1,797)     12,806        14,238        16,035
                                        ----------------------------------------------------

   Net cash used in operating
     activities                              (59,544)    (46,694)     (131,419)      (71,875)
                                        ----------------------------------------------------
INVESTING ACTIVITIES
   Proceeds on sale of equipment                 304           -           304             -
   Purchase of property, plant and                 -        (875)         (875)         (875)
    equipment
   Purchase of license                             -           -        (1,000)       (1,000)
                                        ----------------------------------------------------

   Net cash used in investing                    304        (875)       (1,571)       (1,875)
    activities
                                        ----------------------------------------------------
FINANCING ACTIVITIES
   Issuance of share capital                  64,000      37,500       127,982        63,982
   Advances from stockholders                      -      10,000        10,000        10,000
                                        ----------------------------------------------------

   Net cash provided by financing             64,000      47,500       137,982        73,982
    activities
                                        ----------------------------------------------------

NET CHANGE IN CASH DURING THE PERIOD           4,760         (69)        4,992           232

CASH AT BEGINNING OF PERIOD                      232         301             -             -
                                        ----------------------------------------------------

CASH AT END OF PERIOD                      $   4,992     $   232      $  4,992        $  232
                                        ====================================================



The accompanying notes are an integral part of these consolidated financial statements.

                          Coventure International Inc.
                           (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                  July 31, 2003


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

   Going concern
   The accompanying financial statements have been presented assuming the Company will continue as a going concern. At July 31, 2003, the Company had accumulated $146,039 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, achieve profitable operations or merge with a revenue-producing venture partner.

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

                          Coventure International Inc.
                                (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                  July 31, 2003


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

            (equivalent Cdn $ per U.S. $)
                                                   2003     2002
                                                  ------   ------

                      July 31 rate                .7118    .6318

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

   During the year ended July 31, 2003, the Company issued 256,000 shares of common stock at a price of $0.25 per share. Subsequent to July 31, 2003, the Company issued 48,000 shares of common stock at a price of $0.25 per share.

   During the year ended July 31, 2002, 4,000,000 common shares were returned to the treasury of the Company and were cancelled.

                          Coventure International Inc.
                                (formerly Liquidpure Corp.)
                        (a development stage enterprise)
                    Notes to Consolidated Financial Statements
                                  July 31, 2003


                           (expressed in U.S. dollars)


4.    RELATED PARTY TRANSACTIONS

a) During the year, the Company paid management fees of $2,205 (2002 - $17,426), rent of $712 (2002 - $945) and automobile allowance of $0 (2002
      - $377) to a director and officer of the Company. In addition, the Company paid $723 (2002 - $1.889) to the spouse of this director and officer for administrative services. These transactions have been recorded using the exchange amount. Accounts payable include $1,987 (2002 - $1,848) due to the same officer and director.

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


6. SUBSEQUENT EVENTS

   Subsequent to July 31, 2003, the Company entered into an operating lease for office premises. The lease calls for monthly payments of $836 starting September 1, 2003 until August 31, 2006. In addition, the Company is responsible for its proportionate share of operating costs, currently at $222 per month.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of October, 2003.

                                       Coventure International Inc.


                                       By  /s/ John Hromyk
                                           ------------------------------
                                          John Hromyk, President and Principal
                                          Financial and Accounting Officer

      Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                    Title             Date

/s/ John Hromyk
John Hromyk                         Director          October 28, 2003