Form 10QSB
period 2003-10-31
COVENTURE INTERNATIONAL INC
filed 2003-12-12
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period ended October 31, 2003


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

                          404 First Street West, Unit 3
                        Cochrane, Alberta, Canada T4C 1A5
                   -----------------------------------------
               (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code:   (403) 851-2600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes [x ] No [ ]

As of December 13, 2003 the Company had 7,022,200 shares of common stock issued and outstanding.

                          Coventure International Inc.
                                 (a development stage enterprise)
                        Consolidated Financial Statements
                                October 31, 2003
                                   (Unaudited)

                          Coventure International Inc.
                        (a development stage enterprise)
                           Consolidated Balance Sheets

                           (expressed in U.S. dollars)


                                     ASSETS

                                               October 31,        July 31,
                                                  2003              2003
                                            ----------------------------------
                                              (Unaudited)
CURRENT
   Cash                                      $      1,833     $        4,992
   Accounts receivable                             19,314                  -
   Prepaid expenses and deposits                    1,649                824
                                           -----------------------------------
                                                   22,796              5,816
                                            ----------------------------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
   Furniture and equipment                          2,529                583
   Leasehold improvements                           6,186                  -
                                           -----------------------------------
                                                    8,715                583
   Less: accumulated depreciation                     573                218
                                          ------------------------------------
                                                    8,142                365
                                           -----------------------------------

                                             $     30,938        $     6,181
                                             =================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities  $     22,013         $   14,238
   Advances from stockholder (Note 4)              10,000             10,000
   Deferred revenue                                30,722                  -
                                             ---------------------------------
                                                   62,735             24,238
                                             ---------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Share capital (Note 3)
      Common stock - $0.0001 par value
      30,000,000 authorized; 7,022,200 issued and
      outstanding (July 31, 2003 - 6,974,200)        702                697
    Preferred stock - $0.0001 par value
      5,000,000 authorized
   Additional paid-in capital                    139,280            127,285
   Deficit accumulated in the development
      stage                                     (171,779)          (146,039)
                                               ------------------------------
                                                 (31,797)           (18,057)
                                              ---------------------------------

                                             $    30,938        $     6,181
                                             =================================
COMMITMENTS (Note 6)

  The accompanying notes are an integral part of these consolidated financial statements.

                            Coventure International Inc.
                          (a development stage enterprise)
                       Consolidated Statements of Operations
                         For the Three-Month Periods Ended
                       October 31, 2003 and October 31, 2002
                                    (Unaudited)

                            (expressed in U.S. dollars)

                                    Three        Three
                                   Months        Months      Period from       Period from
                                    Ended         Ended       March 31,       March 31, 1999
                                 October 31,   October 31,  1999 (date of       (date of
                                    2003          2002      incorporation)     incorporation)
                                                            To October 31,     to October 31,
                                                                 2003              2002
                               --------------------------------------------------------------
Revenue                           $  9,587      $    -      $  27,053           $   2,678
                               --------------------------------------------------------------

Expenses
    Professional fees                7,000         809         87,646              30,861
    Management fees                 12,915           -         36,625              21,505
    Administration                   6,725         435         32,605              18,793
    Consulting fees                      -       4,500         18,850              18,850
  Advertising and promotion          4,047           -          9,689               5,064
    Sub-contract                     1,344           -          8,671                   -
    Commissions                      2,941           -          2,941                   -
    Write-off of impaired                -           -          1,000               1,000
asset
    Bad debts                            -           -            244                   -
    Gain on sale of equipment            -         (49)           (49)                (49)
    Depreciation                       355          37            610                 146
                               ------------------------------------------------------------
                                    35,327       5,732        198,832              96,170
                               ------------------------------------------------------------
 Loss from operations            $ (25,740)   $ (5,732)     $(171,779)          $ (93,492)
                               ============================================================

 Loss per Share Basic
      and diluted                 $  (0.00)   $  (0.00)
                               ========================





  The accompanying notes are an integral part of these consolidated financial statements.

                          Coventure International Inc.
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                        For the Three-Month Periods Ended
                      October 31, 2003 and October 31, 2002
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                    Three        Three
                                   Months        Months      Period from       Period from
                                    Ended         Ended       March 31,       March 31, 1999
                                 October 31,   October 31,  1999 (date of       (date of
                                    2003          2002      incorporation)     incorporation)
                                                            To October 31,     to October 31,
                                                                  2003              2002
                               --------------------------------------------------------------
Cash flows used in operating
 activities
  Net loss for the period          $(25,740)    $ (5,732)     $(171,779)        $ (93,492)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities
      Depreciation                      355           37            610               146
      Write-off of impaired asset         -            -          1,000             1,000
      Gain on sale of equipment           -          (49)           (49)              (49)
  Changes in operating assets and
liabilities
      Accounts receivable           (19,314)        (594)       (19,314)           (1,853)
      Prepaid expenses and deposits    (825)           -         (1,649)                -
            Accounts payable          7,775        5,913         22,013            21,948
      Deferred revenue               30,722            -         30,722                 -
                                     -------------------------------------------------------
Net cash used in operating
  activities                         (7,027)        (425)      (138,446)          (72,300)
                                    --------------------------------------------------------

Investing activities
  Purchase of property, plant and    (8,132)           -         (9,007)             (875)
equipment
  Purchase of license                     -            -         (1,000)           (1,000)
  Proceeds on sale of equipment           -          304            304               304
                                        -----------------------------------------------------
Net cash provided by (used in)
investing activities                 (8,132)         304         (9,703)           (1,571)
                                     --------------------------------------------------------

Financing activities
  Advances from stockholder               -            -         10,000            10,000
  Issuance of share capital          12,000            -        139,982            63,982
                                        -------------------------------------------------
Net cash provided by financing
activities                           12,000            -        149,982            73,982
                                     -----------------------------------------------------

Increase (decrease) in cash
  during the period                  (3,159)        (121)         1,833               111


Cash at beginning of period           4,992          232              -                 -
                                     ------------------------------------------------------

Cash at end of period              $  1,833       $  111       $  1,833           $   111
                                   =========================================================


  The accompanying notes are an integral part of these consolidated financial statements.

                          Coventure International Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                October 31, 2003
                                   (Unaudited)

                           (expressed in U.S. dollars)


1.    FORMATION AND BUSINESS OF THE COMPANY

     Coventure International Inc. (the "Company") was incorporated in Delaware, U.S.A. on March 31, 1999 as Bullet Environmental Systems, Inc. and changed its name on May 25, 2000 to Liquidpure Corp. On February 14, 2002, the Company changed its name to Coventure International Inc.

     The Company is a development stage enterprise engaged in the business of providing management consulting products and services through an eventual network of regionally licensed operators in North America. The Company's services include accounting, tax, planning and consulting.

     These financial statements include the accounts of the Company and its wholly-owned subsidiary Coventure Canada Inc. (the "Subsidiary"). The Subsidiary was incorporated in the Province of Alberta, Canada on February 5, 2002.

   Going concern
     The accompanying financial statements have been presented assuming the Company will continue as a going concern. At October 31, 2003, the Company had accumulated $171,779 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, achieve profitable operations or merge with a revenue-producing venture partner.

2.    SIGNIFICANT ACCOUNTING POLICIES

   General Information
     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2003 and its results of operations and its cash flows for the three-month period ended October 31, 2003. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's financial statements and related footnotes for the year ended July 31, 2003.

                          Coventure International Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                October 31, 2003
                                   (Unaudited)

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

   Foreign currency translation
   Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company and its Subsidiary is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at October 31, 2003 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

   (equivalent Cdn $ per U.S. $)
   October 31 rate                .7583

Depreciation
   Depreciation of property, plant and equipment is provided for on the straight-line basis over the estimated useful life of the assets at the following rates:

    Furniture and equipment  25%
    Leasehold improvements   33%

    One-half the normal rate is taken in the year of acquisition.

                          Coventure International Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                October 31, 2003
                                   (Unaudited)

                           (expressed in U.S. dollars)


3.    SHARE CAPITAL

   Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

   During the quarter ended October 31, 2003, the Company issued 48,000 shares of common stock at a price of $0.25 per share.


4.    RELATED PARTY TRANSACTIONS

a) During the period, the Company paid management fees of $12,434 (2002 - $0) to a director and officer of the Company. These transactions have been recorded using the exchange amount. Accounts payable include $11,692 (July 31, 2003 - $1,987) due to the same officer and director.

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


6. COMMITMENTS

   The Company entered into an operating lease for office premises. The lease calls for monthly payments of $890 starting September 1, 2003 until August 31, 2006. In addition, the Company is responsible for its proportionate share of operating costs, currently at $232 per month.

Item 2. Management's Discussion and Analysis or Plan of Operations

In the fall of 2003 the Company began providing accounting, tax and business consulting services to small and medium sized businesses in-and-around the Calgary, Alberta region. It is the intent of management to leverage the experience from this regional office to template offices throughout Canada through a network of regionally licensed operators. The consulting services will be designed to improve a client's profitability through strategic analysis, planning, consulting and ongoing evaluation. The Company's core services will attempt to identify inefficiencies and trouble spots in a business before they cause significant problems.

As of December 1, 2003, the Company has established 15 accounts. These clients are small and medium sized businesses that have selected one of the Company's standard programs that incorporate tax and business advisory services for a one-year initial period. Client response has been strong and the Company has implemented numerous refinements to its programs from its experience with its clients.

The Company commenced significant operational activities as of September 1, 2003. A regional office was opened in Cochrane, Alberta, a community west of Calgary, on October 1, 2003. Administrative and inside support staff were hired at that time. Currently two full-times sales people are supported by two inside appointment setters. Client servicing is done by John Hromyk, President and Carla Cochran, CGA. Cash flow deficiencies are being covered through shareholder loans from John Hromyk.

The Company is targeting between $500,000 and $750,000 CDN in revenue by the end of the 2004 fiscal year. The Company will be able to expand its consulting services once it raises $100,000 in capital. Of this amount, $50,000 will be used to hire and train the analysts and consultants which will provide these services to future clients and $50,000 will be used to market the Company's products, services, and licensing program. The Company does not know when it will obtain the $100,000 in capital. The Company's initial focus will be on the development of the Canadian market.

During the three months ended October 31, 2003 the Company's operations used ($7,027) in cash and the Company spent $8,132 on office equipment and leasehold improvements. Operating capital was provided from the sale of the Company's common stock which was registered by means of SB-2 registration statement.

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

Item 3.  Controls And Procedures

Based on the evaluation of the Company's disclosure controls and procedures by John Hromyk, the Company's President and Principal Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II: OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

Number      Exhibit

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications


      (b)   Reports on Form 8-K  - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 2003.

                                     COVENTURE INTERNATIONAL INC.



                                 By:   /s/ John Hromyk
                                       ------------------------------------
                                      John Hromyk, President, Principal
                                      Financial Officer and Principal
                                      Accounting Officer