Form 10QSB
period 2004-01-31
COVENTURE INTERNATIONAL INC
filed 2004-03-22
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended January 31, 2004

                         Commission File Number: 0-31539


                          COVENTURE INTERNATIONAL INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                               98-0231607
    ---------------------                         -------------
 (Jurisdiction of Incorporation)                 (I.R.S. Employer
                                                Identification No.)

                          404 First Street West, Unit 3
                        Cochrane, Alberta, Canada T4C 1A5
                    ----------------------------------------
               (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code:   (403) 851-2600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes [x ] No [ ]

As of March 15, 2004 the Company had 7,022,200 shares of common stock issued and outstanding.

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

                           (expressed in U.S. dollars)


                                     ASSETS

                                               January 31,         July 31,
                                                  2004               2003
                                             ----------------------------------
                                              (Unaudited)
CURRENT
Cash                                     $              53     $        4,992
Accounts receivable                                 30,529                  -
   Prepaid expenses and deposits                     1,641                824
                                          -----------------------------------
                                                    32,223              5,816
                                           ----------------------------------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 2)
Furniture and equipment                             15,729                583
Leasehold improvements                               6,186                  -
                                          -----------------------------------
                                                    21,915                583
Less: accumulated depreciation                       1,753                218
                                          -----------------------------------
                                                    20,162                365
                                           ----------------------------------
                                            $       52,385      $       6,181
                                            =================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities $       24,452       $     14,238
   Advances from stockholder (Note 4)               10,000             10,000
   Deferred revenue                                 59,419                  -
   Current portion of loan payable to
        stockholder (Note 4)                         1,314                  -
                                             ---------------------------------
                                                    95,185             24,238
LOAN PAYABLE TO STOCKHOLDER (Note 4)                24,905                  -
                                            ---------------------------------
                                                   120,090             24,238
                                             --------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Share capital (Note 3) Common stock -
   $0.0001 par value 30,000,000 authorized;
   7,022,200 issued and outstanding
   (July 31, 2003 - 6,974,200)                         702                697
      Preferred stock - $0.0001 par value
        5,000,000 authorized
   Additional paid-in capital                      139,280            127,285
   Deficit accumulated in the development stage   (207,687)          (146,039)
                                                ------------------------------
                                                   (67,705)            (18,057)
                                                ------------------------------

                                            $       52,385       $       6,181
                                            ===================================
COMMITMENTS (Note 6)

         The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                        (a development stage enterprise)
                      Consolidated Statements of Operations
                      For the Three-Month and Six-Month Periods Ended January 31, 2004 and January 31, 2003
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                                                               Period From      Period From
                                                                                March 31,        March 31,
                            Three         Three        Six         Six            1999             1999
                            Months        Months      Months      Months        (date of         (date of
                            Ended         Ended       Ended       Ended       incorporation    incorporation)
                          January 31,   January 31, January 31,  January 31,  to January 31,     to January 31,
                             2004          2003        2004        2003            2004            2003
                         --------------------------------------------------------------------------------------
Revenue                   $ 22,829       $ 3,971     $ 32,416    $  3,971       $  49,882       $   6,649
                         ------------------------------------------------------------------------------------

 Expenses
   Professional fees         5,750        36,674       12,750      37,483          93,396          67,535
   Management fees          18,476         1,190       31,391       1,190          55,101          22,695
   Administration           14,413         2,319       21,138       2,754          47,018          21,112
   Consulting fees               -         4,500            -       9,000          18,850          23,350
   Advertising and
      promotion              7,538           272       11,585         272          17,227           5,336
   Sub-contract              8,231         1,595        9,575       1,595          16,902           1,595
   Commissions               3,149             -        6,090           -           6,090               -
   Write-off of impaired
      Asset                      -             -            -           -           1,000           1,000
   Bad debts                     -             -            -           -             244               -
   Gain on sale of
      equipment                  -             -            -         (49)            (49)            (49)
   Depreciation              1,180            36        1,535          73           1,790             182
                        ------------------------------------------------------------------------------------
                            58,737        46,586       94,064      52,318         257,569         142,756
                        ------------------------------------------------------------------------------------

Loss from Operations    $  (35,908)    $ (42,615)   $ (61,648)   $(48,347)      $(207,687)     $ (136,107)
                        =====================================================================================
 Loss per Share-
     Basic and diluted  $    (0.01)    $   (0.01)   $   (0.01)   $  (0.01)
                        ==================================================


The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                         For the Six-Month Periods Ended
                      January 31, 2004 and January 31, 2003
                                   (Unaudited)

                           (expressed in U.S. dollars)

                                                                       Period From       Period From
                                                                       March 31,          March 31,
                                              Six         Six             1999             1999
                                             Months      Months         (date of         (date of
                                             Ended       Ended        incorporation)   incorporation)
                                           January 31,  January 31,   to January 31,    to January 31,
                                              2004        2003            2004               2003
                                       --------------------------------------------------------------------
Cash flows used in operating activities
  Net loss for the period                $ (61,648)   $ (48,347)      $ (207,687)         $ (136,107)
  Adjustments to reconcile net loss to
net cash
    used in operating activities
      Depreciation                            1,535          73            1,790                 182
      Write-off of impaired asset                 -           -            1,000               1,000
      Gain on sale of equipment                   -         (49)             (49)                (49)

  Changes in operating assets and
liabilities
      Accounts receivable                   (30,529)       (893)         (30,529)             (2,152)
      Prepaid expenses and deposits            (817)           -          (1,641)                  -
      Accounts payable                       10,214      41,898           24,452              57,933
      Deferred revenue                       59,419           -           59,419                  -
      Customer deposits                           -         657               -                 657
                                         ------------------------------------------------------------
Net cash used in operating activities       (21,826)     (6,661)        (153,245)           (78,536)
                                         ------------------------------------------------------------

Investing activities
  Proceeds on sale of equipment                   -         304              304                304
  Purchase of license                             -           -           (1,000)            (1,000)
  Purchase of property, plant and
      equipment                             (21,332)          -          (22,207)              (875)
                                         -------------------------------------------------------------
Net cash provided by (used in)              (21,332)        304          (22,903)            (1,571)
                                         -------------------------------------------------------------

Financing activities
  Increase in loan payable to                26,219           -           26,219                  -
stockholder
  Increase in note payable                        -       6,681                -              6,681
  Advances from stockholder                       -           -           10,000             10,000
  Issuance of share capital                  12,000           -          139,982             63,982
                                         -------------------------------------------------------------
Net cash provided by financing
   activities                                 38,21       96,681          176,201             80,663
                                         -------------------------------------------------------------

Increase in cash during the period          (4,939)          324              53                556
Cash at beginning of period                  4,992           232               -                  -
                                         ------------------------------------------------------------
Cash at end of period                    $      53     $     556        $     53           $    556
                                         ============================================================


The accompanying notes are an integral part of these financial statements.

                          Coventure International Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                January 31, 2004
                                   (Unaudited)

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

   Going concern
   The accompanying financial statements have been presented assuming the Company will continue as a going concern. At January 31, 2004, the Company had accumulated $207,687 in losses and had no material revenue producing operations. At present, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital, achieve profitable operations or merge with a revenue-producing venture partner.


2.    SIGNIFICANT ACCOUNTING POLICIES

    General Information

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles financial statements. In the opinion of management, the accompanying interim financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2004 and its results of operations and its cash flows for the six-month period ended January 31, 2004. The results of operations for the interim period are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's financial statements and related footnotes for the year ended July 31, 2003.

                          Coventure International Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                January 31, 2004
                                   (Unaudited)

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

   Foreign currency translation
   Unless otherwise stated, all amounts are in United States dollars. The functional currency of the Company and its Subsidiary is the Canadian dollar. Hence, all asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at January 31, 2004 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

    (equivalent Cdn $ per U.S. $)

    January 31 rate     .7548

         Depreciation
         Depreciation of property, plant and equipment is provided for on the straight-line basis over the estimated useful life of the assets at the following rates:

         Furniture and equipment  25%
         Leasehold improvements   33%

         One-half the normal rate is taken in the year of acquisition.

                          Coventure International Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                January 31, 2004
                                   (Unaudited)

                           (expressed in U.S. dollars)


3.    SHARE CAPITAL

Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

During the six-month period ended January 31, 2004, the Company issued 48,000 shares of common stock at a price of $0.25 per share.


4.  RELATED  PARTY   TRANSACTIONS

a)   The advances from a stockholder are interest-free and repayable on demand.

b) During the six-month period ended January 31, 2004, the Company paid management fees of $1,190 (2003 - $1,190) to a director and officer of the Company. In addition, management fees of $4,414 (2003 - $ 0) have been paid to the spouse of this director and officer. These transactions have been recorded at the exchange amount. Accounts payable include $3,041 (2003 -$3543) due to the same director and officer.

c)   Details of the loan payable to stockholder are as follows:

                                                January 31,         July 31,
                                                  2004                2003
      Interest at 14.75%, unsecured monthly
      payments of $415 including principal
      and interest, remaining unpaid balance
      due November 24, 2008                    $  26,219            $      -

      Less: current portion                        1,314                   -
                                            ---------------------------------
                                            $     24,905            $      -
                                            ==================================

      Principal payments over the next 5 calendar years are expected to be as follows:

                   2005             $      1,314
                   2006                    1,516
                   2007                    1,748
                   2008                    2,015
                   2009                   19,626
                                     -----------
                                      $   26,219

                          Coventure International Inc.
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                January 31, 2004
                                   (Unaudited)

                           (expressed in U.S. dollars)


5. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

   The Company's financial instruments consist of cash, accounts receivable, accounts payable, loan payable to stockholder and advances from stockholder. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.


6. COMMITMENTS

   The Company entered into an operating lease for office premises. The lease calls for monthly payments of $886 starting September 1, 2003 until August 31, 2006. In addition, the Company is responsible for its proportionate share of operating costs, currently at $235 per month.

Item 2. Management's Discussion and Analysis or Plan of Operations

In the fall of 2003 we began providing accounting, tax and business consulting services to small and medium sized businesses in-and-around the Calgary, Alberta region. It is the intent of our management to leverage the experience from this regional office to template offices throughout Canada through a network of regionally licensed operators. The consulting services will be designed to improve a client's profitability through strategic analysis, planning, consulting and ongoing evaluation. Our core services will attempt to identify inefficiencies and trouble spots in a business before they cause significant problems.

We commenced significant operational activities as of September 1, 2003. A regional office was opened in Cochrane, Alberta, a community west of Calgary, on October 1, 2003. Administrative and inside support staff were hired at that time. Currently two full-times sales people are supported by two inside appointment setters. Client servicing is done by John Hromyk, President and Carla Cochran, CGA.

During the six months ended January 31, 2004 our operations used $21,826 in cash and we spent $21,332 on office equipment and leasehold improvements. Operating capital was provided from the sale of our common stock, which was registered by means of SB-2 registration statement, a loan from John Hromyk and cash on hand at July 31, 2003.

On March 17, 2004 the over-the-counter Bulletin Board operated by NASDR, Inc. began quotation of our common stock under the symbol "CVNI".

We are targeting between $150,000 and $300,000 CDN in revenue by the end of the 2004 fiscal year provided that we are able to raise $100,000 in capital. Of this amount, $50,000 will be used to hire and train the analysts and consultants which will provide these services to future clients and $50,000 will be used to market our products, services, and licensing program. We do not know when we will obtain the $100,000 in capital. Our initial focus will be on the development of the Canadian market. However, we will not be able to grow without raising these funds.

As of March 1, 2004, we had established 32 accounts. These clients are small and medium sized businesses that have selected one of our standard programs that incorporate tax and business advisory services for a one-year initial period. Client response has been strong and we have implemented numerous refinements to its programs from its experience with its clients. As a result of the foregoing, our revenue for the six month period ended January 31, 2004 has increased to $32,416 from $3,971 for the six month period ended January 31, 2003. However, the increased revenue has been matched by increased expenses ($61,648 for the six month period ended January 31, 2004 as compared to $48,347 for the six month period ended January 31, 2003) and as a result our net loss for the six month period ended January 31, 2004 has increased to $61,628 from $48,347 in the previous period. In addition, our loss from inception is now $136,107.

As a result of the foregoing, while we expect that our core business will achieve profitability in the next twelve months, we expect that, after paying the legal, accounting and other regulatory costs associated with maintaining the currency of our filing with the Securities and Exchange Commission, we will continue to operate at a loss. In order to address the foregoing, our management will attempt to raise additional capital in excess of the $100,000 referred to above in order to accelerate the expansion of our business. However, there is no guarantee that our management will be successful in this regard. In the event that our management fails to raise additional capital, we will be forced to seek to merge with or acquire a revenue producing venture partner seeking the benefits of being publicly traded or suspend our filing obligations with the Securities and Exchange Commission, which will result in our common stock being delisted from the over-the-counter Bulletin Board.

This report contains certain forward-looking statements. We wish to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to ability of us to meet our cash and working capital needs, our ability to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 3.  Controls And Procedures

Based on the evaluation of our disclosure controls and procedures by John Hromyk, our President and Principal Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

Number      Exhibit

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications


      (b)   Reports on Form 8-K  - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2004.

                                     COVENTURE INTERNATIONAL INC.



                                 By:   /s/ John Hromyk
                                       ------------------------------------
                                      John Hromyk, President, Principal
                                      Financial Officer and Principal Accounting
                                      Officer