Form 10QSB
period 2004-04-30
COVENTURE INTERNATIONAL INC
filed 2004-06-18
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes ☒ No ☐

As of June 1, 2004 the Company had 7,022,200 shares of common stock issued and outstanding.

Coventure International Inc.
(A Development Stage Enterprise)
Consolidated Financial Statements

Coventure International Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30,	July 31,
	2004	2003
	$	$
	(unaudited)	(audited)

ASSETS

CURRENT
Cash	–	4,992
Accounts receivable	13,202	–
Prepaid expenses and deposits	1,585	824
Total Current Assets	14,787	5,816
Property and Equipment (Note 3)	21,824	365
Total Assets	36,611	6,181

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Excess of cheques written over funds on deposit	3,144	–
Accounts payable and accrued liabilities	31,279	14,238
Due to related parties (Note 5)	27,821	10,000
Deferred revenue	62,390	–
Total Current Liabilities	124,634	24,238
Due To Related Party (Note 5)	23,688	-
	148,322	24,238

STOCKHOLDERS’ DEFICIT

Common stock (Note 4) - $0.0001 par value; 30,000,000 authorized:
7,022,200 and 6,974,200 issued and outstanding, respectively	702	697
Preferred stock - $0.0001 par value; 5,000,000 authorized	–	–
Additional Paid-In Capital	139,280	127,285
Accumulated Other Comprehensive Income	3,216	–
Deficit accumulated in the development stage	(254,909)	(146,039)
Total Stockholders’ Deficit	(111,711)	(18,057)
Total Liabilities and Stockholders’ Deficit	36,611	6,181

CONTINGENT LIABILITY (Note 1)
COMMITMENTS (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

Coventure International Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

					Period From
	Three Months Ended		Nine Months Ended		March 31, 1999
	April 30,		April 30,		(Date of Inception)
	2004	2003	2004	2003	to April 30, 2004
	$	$	$	$	$

Revenue	30,844	6,414	63,260	10,385	80,726
Expenses
Administration	11,103	2,691	31,974	5,445	57,854
Advertising and promotion	7,352	–	18,937	272	24,579
Bad debts	187	–	187	–	431
Commissions	14,626	–	20,716	–	20,716
Consulting	–	(4,500)	–	4,500	18,850
Depreciation	1,019	37	2,554	109	2,809
Gain on sale of equipment	–	–	–	(49)	(49)
Management fees and wages (Note 5)	14,657	2,017	46,048	3,207	69,758
Professional fees	4,879	7,974	17,629	45,457	98,275
Subcontract	24,510	2,298	34,085	3,894	41,412
Write-off of impaired asset	–	–	–	–	1,000
Total Expenses	78,333	10,517	172,130	62,835	335,635
Net Loss For The Period	(47,489)	(4,103)	(108,870)	(52,450)	(254,909)

Net Loss Per Share - Basic and Diluted	(0.01)	–	(0.02)	(0.01)
Weighted Average Shares Outstanding	7,022,000	10,568,000	7,014,000	10,568,000

The accompanying notes are an integral part of these consolidated financial statements.

Coventure International Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months Ended
	April 30,
	2004	2003
	$	$
Cash Flows Used In Operating Activities

Net loss for the period	(108,870)	(52,450)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,554	109
Gain on sale of equipment	–	(49)

Changes in operating assets and liabilities
Accounts receivable	(13,202)	(72)
Prepaid expenses and deposits	(761)	-
Accounts payable and accrued liabilities	17,041	(5,694)
Deferred revenue	62,390	-

Net Cash Used In Operating Activities	(40,848)	(58,156)

Cash Flows From (Used In) Investing Activities
Proceeds on sale of equipment	–	304
Purchase of property and equipment	(24,013)	–

Net Cash Provided By (Used In) Investing Activities	(24,013)	304

Cash Flows From Financing Activities
Increase in due to related parties	41,509	–
Increase in note payable	–	7,092
Issuance of common stock	12,000	56,500

Net Cash Provided By Financing Activities	53,509	63,592
Foreign Currency Translation	3,216	–
Increase (Decrease) in Cash	(8,136)	5,740
Cash, Beginning of Period	4,992	232
Cash, End of Period	(3,144)	5,972

Non-Cash Investing and Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Coventure International Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

1.

DEVELOPMENT STAGE COMPANY

Coventure International Inc. (the “Company”) was incorporated in the State of Delaware, U.S.A. on March 31, 1999 as Bullet Environmental Systems, Inc. and changed its name on May 25, 2000 to Liquidpure Corp. On February 14, 2002, the Company changed its name to Coventure International Inc.

These financial statements include the accounts of the Company and its wholly-owned subsidiary Coventure Canada Inc. (the “Subsidiary”). The Subsidiary was incorporated in the Province of Alberta, Canada on February 5, 2002.

The Company is engaged in the business of providing management consulting products and services through an eventual network of regionally licensed operators in North America. The Company’s services include accounting, tax, planning and consulting.

The Company is in the development stage and planned principal activities have commenced, but has not yet generated significant revenue. In a development stage company, management devotes most of its activities to developing a market for its services. The Company’s primary source of revenue is currently from consulting services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue and as at April 30, 2004 has a working capital deficiency of $109,847, and accumulated losses of $254,909 since inception. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a)

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. All significant intercompany transactions and balances have been eliminated. The Company has not produced significant revenue from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Coventure International Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

d)

Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities, due to related parties and deferred revenue were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

e)

Property and Equipment

Property and equipment consists of furniture and equipment and leasehold improvements and is recorded at cost. Furniture and equipment and leasehold improvements are being amortized on a straight-line basis over their estimated lives of four years and three years, respectively.

f)

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

g)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders’ equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income.

h)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue consists of consulting services and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

Consulting services include accounting, tax, planning and management consulting. The Company recognizes consulting revenue ratably over the term of the services contract or, if no contract is entered into, when the services are provided.

Coventure International Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

i)

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the period ended April 30, 2004, the Company had a comprehensive loss of $105,654, which includes a foreign currency translation gain of $3,216.

j)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

k)

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (“SAB 104”), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Coventure International Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

l)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	PROPERTY AND EQUIPMENT

			April 30,	July 31,
			2004	2003
			Net Carrying	Net Carrying
		Accumulated	Value	Value
	Cost	Depreciation	$	$
	$	$	(unaudited)	(audited)
Furniture and equipment	18,410	1,999	16,411	365
Leasehold improvements	6,186	773	5,413	–
	24,596	2,772	21,824	365

4.	COMMON STOCK During the nine months ended April 30, 2004, the Company issued 48,000 shares of common stock at a price of $0.25 per share for total proceeds of $12,000.

5.	RELATED PARTY TRANSACTIONS

	a)	The amount of $15,000 (July 31, 2003 - $10,000) due to the sole officer and director of the Company is unsecured, non-interest bearing and due on demand.

b)
The amount of $11,500 (July 31, 2003 - $Nil) due from a company controlled by a relative of the sole officer and director of the Company is non-interest bearing, secured by a promissory note and due on demand.

	c)	Details of the loan payable to the sole officer and director of the Company are as follows:

	April 30,	July 31,
	2004	2003
	$	$
	(unaudited)	(audited)
Monthly payments of $415 including principal and interest at
14.75% per annum, unsecured and due on November 24,
2008	25,009	–

Less: current portion	1,321	–

	23,688	–

Coventure International Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

5.	RELATED PARTY TRANSACTIONS (continued)

Principal payments over the next five years are expected to be as follows:

2005	$1,321
2006	1,516
2007	1,748
2008	2,010
2009	18,414
$25,009

d)
During the nine months ended April 30, 2004, the Company paid management fees of $26,756 (2003 - $2,205) to the sole officer and director of the Company. In addition, management fees of $9,552 (2003 - $Nil) were paid to the spouse of the sole officer and director of the Company.

6.

COMMITMENTS

The Company entered into an operating lease for office premises. The lease calls for monthly payments of CAD$1,174 starting September 1, 2003 until August 31, 2006. In addition, the Company is responsible for its proportionate share of operating costs, currently at CAD$312 per month.

Item 2. Management's Discussion and Analysis or Plan of Operations

In the fall of 2003 we began providing accounting, tax and business consulting services to small and medium sized businesses in-and-around the Calgary, Alberta region. It is the intent of our management to leverage the experience from this regional office to template offices throughout Canada through a network of regionally licensed operators. The consulting services will be designed to improve a client’s profitability through strategic analysis, planning, consulting and ongoing evaluation. Our core services will attempt to identify inefficiencies and trouble spots in a business before they cause significant problems.

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

During the nine months ended April 30, 2004 our operations used $40,848 in cash and we spent $24,013 on office equipment and leasehold improvements. Operating capital was provided from the sale of our common stock, which was registered by means of SB-2 registration statement, loans from our President and his wife and cash on hand at July 31, 2003.

On March 17, 2004 the over-the-counter Bulletin Board operated by NASDR, Inc. began quotation of our common stock under the symbol “CVNI”.

As of June 1, 2004, we had established 35 accounts. These clients are small and medium sized businesses that have selected one of our standard programs that incorporate tax and business advisory services for a one-year initial period. Client response has been strong and we have implemented numerous refinements to our programs from our experience with our clients. As a result of the foregoing, our revenue for the nine month period ended April 30, 2004 has increased to $63,260 from $10,385 for the nine month period ended April 30, 2003. However, the increased revenue has been matched by increased expenses ($172,130 for the nine month period ended April 30, 2004 as compared to $62,835 for the nine month period ended April 30, 2003) and as a result our net loss for the nine month period ended April 30, 2004 has increased to $108,870 from $52,450 in the previous period. In addition, our loss from inception is now $254,909.

We have been targeting between $150,000 and $300,000 CDN in revenue by the end of the 2004 fiscal year, on the assumption that we would be able to raise $100,000 in capital. Of this amount, $50,000 was to be used to hire and train the analysts and consultants which will provide these services to future clients and $50,000 was to be used to market our products, services, and licensing program. We have not been successful to date in our attempt to raise significant capital and we do not know when we will obtain such capital, if at all.

As a result of the foregoing, while we expect that our core business may achieve profitability in the next twelve months, we expect that, after paying the legal, accounting and other regulatory costs associated with maintaining the currency of our filing with the Securities and Exchange

Commission, we will continue to operate at a loss. In order to address the foregoing, our management has attempted to raise additional capital in excess of the $100,000 referred to above. To date, our management has not been successful in this regard. Our management has therefore begun seeking a revenue producing venture partner which is seeking the benefits of being publicly traded. In the event that we are unable to raise additional capital, or we are unable to find a suitable revenue producing venture partner, we will be forced to suspend our filing obligations with the Securities and Exchange Commission, resulting in our common stock being delisted from the over-the-counter Bulletin Board.

As at the date hereof, we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition, and our management has not engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between ourselves and such other companies.

This report contains certain forward-looking statements. We wish to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to ability of us to meet our cash and working capital needs, our ability to maintain our existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

New Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (“SAB 104”), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Forward Looking Statements

This Plan of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

Item 3.     Controls and Procedures

Based on the evaluation of our disclosure controls and procedures by John Hromyk, our President and Principal Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable.

Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities

Not Applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Principal Financial Officer).

(b)

Reports on Form 8-K

The Company filed a report on Report on Form 8-K, dated June 8, 2004 which reported on the change of the Company’s auditors from N. I. Cameron, Inc., Chartered Accountants to Manning Elliott, Chartered Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2004.

COVENTURE INTERNATIONAL INC.

By:	/s/ John Hromyk

John Hromyk, President, Principal Financial Officer
and Principal Accounting Officer