Form 10KSB
period 2004-07-31
COVENTURE INTERNATIONAL INC
filed 2004-11-12
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 000-31539

COVENTURE INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0231607
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

404 First Street West, Unit 3, Cochrane, Alberta Canada	T4C 1A5
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (403) 851-2600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for fiscal year ended July 31, 2004, 2004 were $122,276.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 31, 2004 was: $1,047,897.22.

The number of shares of the issuer's Common Stock outstanding as of July 31, 2004 was 7,022,200.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in Delaware on March 31, 1999 as Bullet Environmental Systems, Inc. and on May 25, 2000 we changed our name to Liquidpure Corp. On February 14, 2002 we changed our name to Coventure International Inc.

We provide accounting, tax and business consulting services to small and medium sized businesses in-and-around the Calgary, Alberta region. We operate out of our primary office in Cochrane, Alberta and we recently opened an office in Calgary, Alberta to better enable us to serve our clients. We rely primarily on the services of contractors to act as our business analysts. We currently have 16 contractors in various fields of specialization.

We had planned to raise additional equity capital to enable us to expand our business to provide these services to small and medium sized businesses in North America through a network of regionally licensed operators. To this end we registered our common stock with the Securities and Exchange Commission and caused our common stock to be quoted on the over-the-counter Bulletin Board operated by NASDR, Inc. However, our capital raising efforts to date have fallen short of the amounts we consider necessary to implement this expansion plan and we have postponed our plans to regionally license operators until we are able to secure additional financing. There is no guarantee that we will be able to secure additional financing or that such financing will be on terms acceptable to us.

While our core business has achieved marginal profitability, the costs incurred in registering our common stock and the ongoing costs of maintaining such registration have resulted in unsustainable financial losses.

As a result of the foregoing, our management has determined that it would be in our best interests to attempt to locate a revenue producing venture partner which is seeking the benefits of being publicly traded with which to merge. There is no guarantee that our management will be successful in locating such a revenue producing venture partner or that our management will be able to negotiate such a merger on terms acceptable to us. In the event that we are unable to locate a revenue producing venture partner, we will be forced to suspend our filing obligations with the Securities and Exchange Commission, resulting in our common stock being delisted from the over-the-counter Bulletin Board.

While our management is seeking a revenue producing venture partner in a business complimentary to ours, there is no guarantee that our management will be successful in this regard. In order to maximize shareholder value, our management is also seeking businesses in other, unrelated fields and has broad discretion in their search for and negotiations with any potential business or business opportunity. In addition, our management expects that in the event that a potential business or business opportunity is engaged in a substantially unrelated field, it may be a term of the transaction that our present business be sold or discontinued.

Current Operations

Our consulting services are designed to improve a client’s profitability through strategic analysis, planning, consulting and ongoing evaluation. Our core services attempt to identify inefficiencies and trouble spots in a business before they cause significant problems. We provide the following products and services to our clients. We price our products and services at rates which are comparable to those charged by consulting firms serving small and mid-sized businesses.

Diagnostic Assessment

Our business analysts are trained to conduct an exhaustive diagnostic assessment of our clients. The diagnostic assessment is aimed at revealing the unique conditions, concerns and procedures that each individual business possesses as well as local economic conditions and domestic factors that impact a business in the client’s area of operation. Upon completion of the diagnostic assessment, the analyst provides a confidential review and report of the findings, with recommendations.

The diagnostic assessment reviews the following areas of a client’s business:

  Current and historical financial records, statements and reports
  Strategic and Operating Plans/Budgeting Policies
  The Organization Structure
  Policies and Procedures – Employee Manuals
  Internal Reporting Systems and Document Flows
  Employee Moral and Attitudes
  Management – Employee Communication
  Employee and Management Compensation
  Management Goals and Philosophy
  Fixed and Variable Cost Analysis
  Receivable and Payable Policies And Performance
  Breakeven Assessments
  Pricing Strategies
  Sales and Marketing
  Supply Chain Management and Costs
  Inventory Controls and Performance
  Productivity and Employee Training
  Quality Controls and Customer Satisfaction
  Administration and Management Systems and Integration

Consulting Services

Following the completion of the diagnostic assessment, the information in the diagnostic assessment will be evaluated and a consulting program will be prepared to address those factors necessary for the client to achieve optimal levels of profitability.

If requested by a client, we will periodically evaluate the client’s business, changing economic factors, and the client’s progress in implementing our recommendations.

Other Services

If the results of our diagnostic assessment reveal a need for legal, accounting, tax, or related professional services, we will refer the small business owner to firms which specialize in providing these services to small and mid-sized businesses.

Competition

The leaders in the small and medium business consulting market include George S. May International and International Business Analysts. Both are located in Chicago, Illinois and are represented through-out North America. These large competitors are not regionally represented and are priced higher than the accounting services that most of the target market works with. We also compete with numerous local and regional firms which provide business consulting services. We believe our competitive advantage will be our focus on only small and mid-sized businesses. By focusing on small and mid-sized businesses, we expect that our analysts and consultants will be more familiar with the unique range of issues facing companies of this size.

Search for Business Opportunities

Sources

Our management intends to use various sources in our search for potential business opportunities. However, because of our lack of capital, we may not be able to retain a fee based professional firm specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger.

Other than our sole officer and director and our legal counsel, we have not yet engaged any outside consultants for the purpose of searching for potential business opportunities. While our management is seeking a revenue producing venture partner in a business complimentary to ours, we do not intend to restrict our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

Our management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Our management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once we have identified a particular entity as a potential acquisition or merger candidate, our management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on our management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Our management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

Because we have not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to us may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Form of Potential Acquisition or Merger

We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, our needs and desires and those of the management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in opportunities through the purchase of minority stock positions.

Because of our current status and our concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of our existing stockholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of us. Our management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, our management will endeavor to negotiate the best possible terms for the benefit of our stockholders as the case arises.

Our management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Our management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that we would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of our securities would also be unfeasible, and our management does not contemplate any form of new public offering at this time. In the event that we do need to raise capital, we would most likely have to rely on the private sale of our securities. Such a private sale would be subject to available exemptions, if any apply. However, no private sales are contemplated by our management at this time. If a private sale of our securities is deemed appropriate in the future, our management will endeavor to acquire funds on the best terms available to us. However, there can be no assurance that we will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to us. Although not presently anticipated by our management, there is a possibility that we might sell our securities to our management or affiliates.

In the event of a successful acquisition or merger, a finders fee, in the form of cash or our securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finders fee, although most likely an appropriate finders fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finders fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and our management does not contemplate any other arrangement at this time. Our management has not actively undertaken a search for, nor retention of, any finders fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finders fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre existing contract; in such case, we may be limited in our ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of our stockholders. Our management cannot predict any other terms of a finders fee arrangement at this time. It would be unlikely that a finders fee payable to our affiliates would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to us so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and we would require that the proposed arrangement would be submitted to the stockholders for prior ratification in an appropriate manner.

Competition

Because we have not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search for business opportunities and, due to our lack of funds, it may be difficult to successfully compete with these other companies.

Offices and Employees

Other than our sole officer and director, John Hromyk, we do not have any full-time employees. We rely primarily on the services of contractors to act as our business analysts. We currently have 16 contractors in various fields of specialization. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. We have no collective bargaining agreements or employment agreements in existence.

Subsidiaries

We have one wholly-owned subsidiary, Coventure Canada Inc. which was formed pursuant to the laws of the Province of Alberta, Canada on February 5, 2002 and through which we conduct our business operations.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY

We have no material assets and, as such, we do not own any real or personal property. We rent office space for our principal business office located at 404 First Street West, Unit 3, Cochrane, Alberta T4C 1A5. We lease this space at a cost of $836 per month until August 31, 2006. We are also responsible for our proportionate share of operating costs, which as of October 25, 2004 were $222 per month. We also rent approximately 1,800 square feet of office space for our satellite office which is located at 3740 11A Street N.E., Calgary Alberta at a cost of CAD$1,200 per month pursuant to a month-to-month lease. We believe the space we are currently renting is sufficient at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On March 17, 2004 we were approved for listing on the Over-the-Counter Bulletin Board under the symbol “CVNI”. As of July 31, 2004 we had 7,022,200 shares of our common stock outstanding, which shares were held by approximately 46 shareholders of record. On July 30, 2004 the closing bid price of our common stock on the Over-the-Counter Bulletin Board was $0.45 per share.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Period	High	Low
July 31, 2004	$1.50	$0.25
April 30, 2004	$0.30	$0.30

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c)

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and, as a result, stockholders may have difficulty selling those securities.

Recent Sales of Unregistered Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended July 31, 2004.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis explains the major factors affecting our financial condition. The following discussion of our financial condition and plan of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this annual report.

In the fall of 2003 we began providing accounting, tax and business consulting services to small and medium sized businesses in-and-around the Calgary, Alberta region. The consulting services are designed to improve a client’s profitability through strategic analysis, planning, consulting and ongoing evaluation. Our core services attempt to identify inefficiencies and trouble spots in a business before they cause significant problems.

Our original plan of business was to leverage the experience from this regional office to template offices throughout Canada through a network of regionally licensed operators. As stated above under the heading “Description of Business”, we have to date been unable to secure the necessary financing to establish a network of regionally licensed operators and have determined that it would be in our best interests to seek to locate a revenue producing venture partner which is seeking the benefits of being publicly traded with which to merge. Our management reached this determination due to the fact that, while our core business has achieved marginal profitability, the costs incurred in registering our common stock with the Securities and Exchange Commission and the ongoing costs of maintaining such registration have resulted in unsustainable financial losses.

During the year ended July 31, 2004 our operations used $59,717 in cash and we spent $25,562 on office equipment and leasehold improvements. Operating capital was provided from the sale of our common stock ($12,000) and loans from related parties ($70,016).

As of October 1, 2004, we had approximately 80 clients between our two offices. These clients are small and medium sized businesses that have selected one of our standard programs that incorporate tax and business advisory services for a one-year initial period. Client response has been strong and we have implemented numerous refinements to our programs from our experience with our clients. As a result of the foregoing, our revenue for the year ended July 31, 2004 has increased to $122,276 from $14,788 for the year ended July 31, 2003. However, the increased revenue has been matched by increased expenses ($248,749 for the year ended July 31, 2004 as compared to $73,067 for the year ended July 31, 2003) and as a result our net loss for the year ended July 31, 2004 has increased to $126,473 from $58,279 in the previous period. In addition, our loss from inception is now $272,512.

As a result of the foregoing, while we expect that our core business will continue to be marginally profitable in the next twelve months, we expect that, after paying the legal, accounting and other regulatory costs associated with maintaining the currency of our filings with the Securities and Exchange Commission, we will continue to operate at a loss. Our management has therefore begun seeking a revenue producing venture partner which is seeking the benefits of being publicly traded. In the event that we are unable to find a suitable revenue producing venture partner, or we are unable to raise additional capital, we will be forced to suspend our filing obligations with the Securities and Exchange Commission, resulting in our common stock being delisted from the over-the-counter Bulletin Board.

While our management is seeking a revenue producing venture partner in a business complimentary to ours, there is no guarantee that our management will be successful in this regard. In order to maximize shareholder value, our management is also seeking businesses in other, unrelated fields and has broad discretion in their search for and negotiations with any potential business or business opportunity. In addition, our management expects that in the event that a potential business or business opportunity is engaged in a substantially unrelated field, it will be a term of the transaction that our present business be sold or discontinued.

Critical Accounting Policies

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

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our financial statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our financial statements:

(i)

Property and Equipment

Property and equipment consists of furniture and equipment and leasehold improvements and is recorded at cost. Furniture and equipment and leasehold improvements are being amortized on a straight-line basis over their estimated useful lives of four years and three years, respectively.

(ii)

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(iii)

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consists of consulting services and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

The Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant accounts that are not expected to be collected are excluded from revenue. Deferred revenue represents customer deposits, which are recognized as revenue once the criteria for SAB 104 have been met.

(iv)

Foreign Currency Transactions/Balances

The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders’ equity as accumulated other comprehensive income or loss.

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

ITEM 7. FINANCIAL STATEMENTS

Coventure International Inc.

F-i

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
of Coventure International Inc.

We have audited the accompanying consolidated balance sheet of Coventure International Inc. as of July 31, 2004, and the related consolidated statement of operations stockholders' equity and cash flows for the year ended July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Coventure International Inc. as of July 31, 2003, and the related consolidated statement of operations, cash flows and stockholders’ deficit for the year ended July 31, 2003, were audited by other auditors in their report dated October 15, 2003. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Coventure International Inc., as of July 31, 2004, and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended July 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has losses from operations since inception and a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

October 29, 2004

Coventure International Inc.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31,	July 31,
	2004	2003
	$	$

ASSETS

Current Assets
Cash	940	4,992
Accounts receivable, net of allowance for doubtful accounts of $3,337	5,364	–
Prepaid expenses and deposits	1,636	824
Total Current Assets	7,940	5,816
Property and Equipment (Note 3)	20,935	365
Total Assets	28,875	6,181

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	24,932	14,238
Accrued liabilities	8,750	–
Deferred revenue	49,089	–
Due to related parties (Note 4)	55,537	10,000
Total Current Liabilities	138,308	24,238
Due to related parties (Note 4)	24,078	–
Total Liabilities	162,386	24,238
Contingencies and Commitment (Notes 1 and 6)

Stockholders’ Deficit
Preferred Stock:
5,000,000 authorized, $0.0001 par value, none issued	–	–

Common Stock:
30,000,000 shares authorized, $0.0001 par value
7,022,200 shares issued and outstanding (2003 – 6,974,200)	702	697

Additional Paid-in Capital	139,280	127,285
Accumulated Other Comprehensive Loss	(981)	–
Deficit	(272,512)	(146,039)
Total Stockholders’ Deficit	(133,511)	(18,057)
Total Liabilities and Stockholders’ Deficit	28,875	6,181

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Coventure International Inc.
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Year ended
	July 31,	July 31,
	2004	2003
	$	$

Revenue	122,276	14,788

Expenses

Advertising and promotion	14,243	578
Amortization	4,824	146
Bad debts	5,218	244
Commissions	31,804	–
Consulting fees	–	4,500
General and administrative	54,819	7,473
Management fees and wages (Note 4)	49,845	2,205
Professional fees	35,257	50,594
Subcontract	52,739	7,327

Total Expenses	248,749	73,067
Net Loss	(126,473)	(58,279)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.01)
Weighted Average Shares Outstanding	7,017,000	6,794,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Coventure International Inc.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	Year ended
	July 31,	July 31,
	2004	2003
	$	$

Cash Flows To Operating Activities
Net loss	(126,473)	(58,279)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of equipment	–	(49)
Amortization	4,825	146
Changes in operating assets and liabilities
Accounts receivable	(5,333)	1,259
Prepaid expenses and deposits	(760)	(824)
Accounts payable and accrued liabilities	19,221	(1,797)
Deferred revenue	48,803	–
Net Cash Used In Operating Activities	(59,717)	(59,544)
Cash Flows From (To) Investing Activities
Proceeds on sale of equipment	–	304
Purchase of property and equipment	(25,562)
Net Cash Provided By (Used In) Investing Activities	(25,562)	304
Cash Flows From Financing Activities
Advances from related parties	70,016	–
Proceeds from issue of common stock	12,000	64,000
Net Cash Provided By Financing Activities	82,016	64,000
Effect of Exchange Rate Changes on Cash	(789)	–
Net Increase (Decrease) in Cash	(4,052)	4,760
Cash – Beginning of Year	4,992	232
Cash – End of Year	940	4,992

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Coventure International Inc.
Consolidated Statement of Changes in Stockholders’ Deficit
Two Years Ended July 31, 2004
(expressed in U.S. dollars)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In		Comprehensive	Stockholders’
	# of	Amount	Capital	Deficit	Loss	Equity (Deficit)
	Shares	$	$	$	$	$

Balance – July 31, 2002	6,718,200	672	63,310	(87,760)	–	(23,778)
Issuance of stock for cash at $0.25 per
share	256,000	25	63,975	–	–	64,000
Net loss for the year	–	–	–	(58,279)	–	(58,279)
Balance – July 31, 2003	6,974,200	697	127,285	(146,039)	–	(18,057)
Issuance of stock for cash at $0.25 per
share	48,000	5	11,995	–	–	12,000
Foreign currency translation	–	–	–	–	(981)	(981)
Net loss for the year	–	–	–	(126,473)	–	(126,473)
Balance – July 31, 2004	7,022,200	702	139,280	(272,512)	(981)	(133,511)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2004

1.

Nature of Operations and Continuance of Business

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

The Company is engaged in the business of providing management consulting, accounting and tax services.

The Company’s planned principal activities have commenced and the Company has generated significant revenue. As a result, the Company emerged from the development stage during the year. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at July 31, 2004, the Company has a working capital deficiency of $130,368, and accumulated losses of $272,512 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Fiscal Year The Company’s fiscal year end is July 31.

(b)

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars. All significant intercompany transactions and balances have been eliminated.

(c)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

	(d)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)

Property and Equipment

Property and equipment consists of furniture and equipment and leasehold improvements and is recorded at cost. Furniture and equipment and leasehold improvements are being amortized on a straight-line basis over their estimated useful lives of four years and three years, respectively.

(f)

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2004

2.	Summary of Significant Accounting Policies (continued)

(g)

Foreign Currency Transactions/Balances

The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders’ equity as accumulated other comprehensive income or loss.

(h)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(i)

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

(j)

Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123. The Company has not granted any stock-based awards since inception.

(k)

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consists of consulting services and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

The Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant accounts that are not expected to be collected are excluded from revenue. Deferred revenue represents customer deposits, which are recognized as revenue once the criteria for SAB 104 have been met.

(l)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended July 31, 2004, the Company had a comprehensive loss of $127,454, which includes a foreign currency translation loss of $981.

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2004

2.	Summary of Significant Accounting Policies (continued)

(m)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(n)

Recent Accounting Pronouncement

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

3.	Property and Equipment

			July 31,	July 31,
			2004	2003
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Furniture and equipment	19,714	3,922	15,792	365
Leasehold improvements	6,330	1,187	5,143	–
	26,044	5,109	20,935	365

4.	Related Party Transactions/Balances

	(a)	The President of the Company is owed $34,819 (2003 - $10,000) for cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

	(b)	A company controlled by a relative of the President of the Company is owed $14,000 (2003 - $nil) for cash advances to the Company. This amount is secured by a non-interest bearing promissory note due on demand.

	(c)	A company controlled by the President of the Company is owed $5,307 (2003 - $Nil), which is non-interest bearing, unsecured and due on demand.

	(d)	A loan of $25,489 was made by the President of the Company with details as follows:

	July 31,	July 31,
	2004	2003
	$	$
Monthly payments of $415 including principal and interest at 14.75% per
annum, unsecured and due on November 24, 2008.	25,489	–
Less current portion	1,411	–
	24,078	–

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2004

4.	Related Party Transactions/Balances (continued) Principal payments over the next five years are expected to be as follows:

2005	$1,411
2006	1,621
2007	1,869
2008	2,151
2009	18,437
$25,489

	(e)	During the year, the Company paid management fees of $27,821 (2003 - $1,482) to the President of the Company. In addition, management fees of $13,328 (2003 - $723) were paid to the spouse of the President of the Company.

5.	Common Shares

	(a)	During the year ended July 31, 2004, the Company issued 48,000 shares of common stock at $0.25 per share for total proceeds of $12,000.

	(b)	During the year ended July 31, 2003, the Company issued 256,000 shares of common stock at $0.25 per share for total proceeds of $64,000.

6.

Commitments

The Company entered into an operating lease for office premises. The lease calls for monthly payments of CDN$1,174 commencing September 1, 2003 for a term of 3 years. In addition the Company is responsible for its proportionate share of operating costs, currently at CDN $312 per month.

7.

Income Tax

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company has incurred net operating losses of $261,000. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company has no domestic or foreign income tax payable and has incurred net operating losses since inception. There are no material differences between the Company’s statutory rate of 34% and effective tax rates.

The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2004	2003
	$	$
Net operating loss carry forward	41,361	19,720
Valuation allowance	(41,361)	(19,720)
Net deferred tax asset	–	–

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

Our financial statements for the years ended July 31, 2002 and 2003 were audited by N. I. Cameron Inc., Chartered Accountants. On June 8, 2004 we were notified by N. I. Cameron Inc. that they would not be pursuing registration with the Public Company Accounting Oversight Board (United States) and were accordingly resigning as our independent public accountants. On June 8, 2004 our board of directors appointed Manning Elliott, Chartered Accountants as our independent public accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident	Age	Positions	Date Appointed
Address			Director

John Hromyk	43	President, Chief	August 31, 2001
P.O. Box 731		Financial Officer
Bragg Creek, Alberta		Secretary and
Canada T0L 0K0		Director

Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the board of directors. The board of directors has no nominating, auditing or compensation committees.

Background of Officers and Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2004 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total compensation paid or accrued by us for the three years ended July 31, 2004 on behalf of each of our named executive officers.

SUMMARY COMPENSATION TABLE

		ANNUAL
		COMPENSATION			LONG TERM COMPENSATION

					Awards		Payouts
								All
				Other	Restricted	Securities		other
				annual	stock	underlying	LTIP	compen -
Name and Principal	Year	Salary	Bonus	compensation	award(s)	options/SARs	payouts	sation
Position		($)	($)	($)	($)	(#)	($)	($)

John Hromyk (1), President,	2004	Nil	Nil	$27,821	Nil	Nil	Nil	Nil
Chief Financial Officer,	2003	Nil	Nil	$2,205	Nil	Nil	Nil	$712
Secretary and director	2002	Nil	Nil	$17,426	Nil	Nil	Nil	$1,322

(1) Appointed President, Chief Financial Officer and Secretary and as director August 30, 2001.

Our President (Chief Executive Officer), Chief Financial Officer, Secretary and director John Hromyk is not paid a monthly salary but is compensated for management fees as cash flow permits.

Employment Agreements with Executive Officers

There are no employment agreements with any officers or directors.

Directors' Compensation

We currently do not pay our directors for attending meetings of the board of directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which our directors are compensated for any services provided in that capacity or for committee participation or special assignments.

Option Grants in Last Fiscal Year

We do not have an option plan and we did not grant any options to purchase our common stock during the year ended July 31, 2004.

Long Term Incentive Plans - Awards in Last Fiscal Year

We do not have any long term incentive plans.

Benefit Plans

We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of our officers, directors and employees. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by the present owners of 5% or more of our total outstanding shares. Unless otherwise stated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to their shares:

The persons named below may be deemed to be parents and promoters of our company within the meaning of such terms under the Securities Act, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Hromyk is the only promoter of our company.

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership

Common Stock	John Hromyk	5,984,678	85.2%
	P.O. Box 731	Common Shares
	Bragg Creek, Alberta	Direct
Canada T0L 0K0

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group.

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership

Common Stock	John Hromyk	5,984,678	85.2%
	P.O. Box 731	Common Shares
	Bragg Creek, Alberta	Direct
Canada T0L 0K0

Common Stock	Directors and Officers, as	5,984,678	85.2%
	a Group	Common Shares

Except as otherwise noted, it is believed that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a beneficial owner of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has in the last two fiscal years had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction in excess of $60,000:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; or
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Document Description

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
21.1(2)	Subsidiary of Coventure International Inc.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Ethics and Business Conduct of Officers, Directors and Employees

(1) Incorporated by reference to same exhibit filed with the Company’s Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539
(2) Previously filed as an exhibit to our Form SB-2/A filed on December 17, 2002, SEC file no. 333-91664.

Reports on Form 8-K

Form 8-K	Change of Auditor - June 11, 2004. This reported on the resignation of N. I. Cameron Inc., Chartered Accountants as our independent public accountants and the appointment of Manning Elliott, Chartered Accountants in their place. For details pertaining to the change of auditor refer to the Company’s Current Report filed on Form 8-K dated June 11, 2004 which can be viewed on the Securities and Exchange Commission website (SEC file no. 000-31539).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended July 31, 2002 and 2003 were audited by N. I. Cameron Inc., Chartered Accountants. On June 8, 2004 we were notified by N. I. Cameron Inc. that they would not be pursuing registration with the Public Company Accounting Oversight Board (United States) and were accordingly resigning as our independent public accountants. On June 8, 2004 our board of directors appointed Manning Elliott, Chartered Accountants (“Manning Elliott”) as our independent public accountants.

Our board of directors reviews and approves audit and permissible non-audit services performed by Manning Elliott, as well as the fees charged by Manning Elliott for such services. In its review of non-audit service fees and its appointment of Manning Elliott as our independent public accountants, the board of directors considered whether the provision of such services is compatible with maintaining Manning Elliott’s independence. All of the services provided and fees charged by Manning Elliott in 2004 were pre-approved by the board of directors. Manning Elliott did not provide any non-audit services to the Company.

Audit Fees

The aggregate fees billed for professional services rendered by N. I. Cameron Inc. for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal year ended July 31, 2003 and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for the six month period ended January 31, 2004 were as follows:

	Year ended July 31, 2003	Three and Six Month Periods
		ended January 31, 2004

Audit Fees	$5,200	$4,628

The aggregate fees billed for professional services rendered by Manning Elliott in the fiscal year ended July 31, 2004 were $2,400.

We do not have an Audit Committee.

Audit-Related Fees

There were no other fees billed by N. I. Cameron Inc. or Manning Elliott during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

No professional services were rendered by Manning Elliott for tax compliance services in fiscal years 2004 and 2003.

All Other Fees

There were no other fees billed by N. I. Cameron Inc. or Manning Elliott during the last two fiscal years for products and services provided by N. I. Cameron Inc. or Manning Elliott, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENTURE INTERNATIONAL INC.

By /s/ John Hromyk
John Hromyk
President (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer)
Date: November 9, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ John Hromyk
John Hromyk
Director
Date: November 9, 2004