Form 10KSB/A
period 2004-07-31
COVENTURE INTERNATIONAL INC
filed 2004-11-15
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of November 10 , 2004 was: $1,047,897.22.

The number of shares of the issuer's Common Stock outstanding as of November 10 , 2004 was 7,022,200.

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

We had planned to raise additional equity capital to enable us to expand our business to provide these services to small and medium sized businesses in North America through a network of regionally licensed operators. To this end we registered our common stock with the Securities and Exchange Commission and caused our common stock to be quoted on the over-the-counter Bulletin Board operated by NASDR, Inc. However, our capital raising efforts to date have fallen short of the amounts we consider necessary to implement this expansion plan and we have postponed our plans to regionally license operators. There is no guarantee that we will be able to secure additional financing or that such financing will be on terms acceptable to us.

While our core business has achieved marginal profitability, the costs incurred in registering our common stock and the ongoing costs of maintaining such registration have resulted in unsustainable financial losses.

As a result of the foregoing, our management has determined that it would be in our best interests to attempt to locate a satisfactorily-financed business partner which is seeking the benefits of being publicly traded with which to merge. There is no guarantee that our management will be successful in locating such a merger partner or that our management will be able to negotiate such a merger on terms acceptable to us. In the event that we are unable to locate a merger partner, we will be forced to suspend our filing obligations with the Securities and Exchange Commission, resulting in our common stock being delisted from the over-the-counter Bulletin Board.

While our management is seeking a merger partner seeking the benefits of being publicly traded, there is no guarantee that our management will be successful in this regard. In order to maximize shareholder value, our management is seeking businesses in unrelated as well as complementary fields and has broad discretion in its search for and negotiations with any potential business or business opportunity. In addition, our management expects that in the event that a potential business or business opportunity is engaged in a substantially unrelated field, it may be a term of the transaction that our present business be sold or discontinued.

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

Other than our sole officer and director and our legal counsel, we have not yet engaged any outside consultants for the purpose of searching for potential business opportunities. Our management is seeking a merger partner seeking the benefits of being publicly traded, and we do not intend to restrict our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

Our management cannot predict at this time the status or nature of any business in which we may participate. A potential business might need additional capital or merely desire to have its shares publicly traded. Our management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

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

Depending upon the nature of a specific business opportunity, there are certain specific risks that will be involved. In addition, there can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to us may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On March 17, 2004 we were approved for listing on the Over-the-Counter Bulletin Board under the symbol “CVNI”. As of November 10, 2004 we had 7,022,200 shares of our common stock outstanding, which shares were held by approximately 46 shareholders of record. On November 10, 2004 the closing bid price of our common stock on the Over-the-Counter Bulletin Board was $0.45 per share.

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

Use of Proceeds from Registered Securities

On December 23, 2002 the SEC declared our registration statement on Form SB-2 effective (SEC file No. 333-91664). This registration statement registered the sale of 1,000,000 shares of our common stock at a price of $0.25 per share, for gross proceeds to us of $250,000. This registration statement also registered the resale of 583,300 shares of common stock held by our existing stockholders.

On April 11, 2003 we sold 226,000 common shares to seven persons for gross proceeds to us of $56,500. On May 16, 2003 we sold 30,000 common shares to one person for gross proceeds to us of $7,500. On September 11, 2003 we sold 48,000 common shares to one person for gross proceeds to us of $12,000. Total shares sold were 304,000 common shares for aggregate gross proceeds of $76,000.

We estimate that our total expenses incurred in connection with the registration statement were $15,000. No underwriting discounts, commissions, finders’ fees, or underwriters’ expenses were paid. No payments were made to our directors, officers or greater than 10% shareholders in connection with the registration statement. The net proceeds of the offering were $61,000.

The net proceeds of the sales of the offering were used by us for general working capital purposes.

The registration statement disclosed our use of proceeds where we raised $150,000. As we only raised $76,000, all of the net proceeds were used for general working capital purposes. No direct payments were made to our directors or officers or greater than 10% shareholders.

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

ITEM 8B. OTHER INFORMATION

There is no other information which is required to be disclosed on Form 8-K but which was not.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident	Age	Positions	Date Appointed
Address			Director

John Hromyk	43	President, Chief	August 30, 2001
P.O. Box 731		Financial Officer
Bragg Creek, Alberta		Secretary and
Canada T0L 0K0		Director

Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the board of directors. The board of directors has no nominating, auditing or compensation committees.

Background of Officers and Directors

John Hromyk has been our officer and director since August 30, 2001. From August 2001 to June 2003 he worked part time as a consultant for Farm Business Consultants in Calgary, Alberta. Since June 2003 Mr. Hromyk has devoted his full time to the Company. From May 1999 to June 2001 he was the sole proprietor of Banded Peak Venture Services, a business development and management-consulting firm located in Calgary, Alberta. Banded Peak Venture Service is presently inactive. For three years prior he was the founder and president of Hillside Estate Winery Ltd. located in Penticton, British Columbia. Hillside Estate Winery Ltd. is an established winery which produces a small number of high quality varietal wines which are sold through its wine shop and to specialty stores and restaurants. From June 1985 to April 1996 Mr. Hromyk was a contract magazine publisher for numerous Canadian regional and national periodicals. Educated in Vancouver, British Columbia Mr. Hromyk studied biological sciences from 1980 to 1984 at Vancouver Community College (Langara) and at the University of British Columbia. He also completed a Diploma Program in Business Administration and Marketing from Capilano College in North Vancouver in 1986.

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
  Any of our promoters; or
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13. EXHIBITS

Exhibits

Exhibit No.	Document Description

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
21.1(2)	Subsidiary of Coventure International Inc.
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
14 .1	Code of Ethics and Business Conduct of Officers, Directors and Employees

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
Date: November 12 , 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ John Hromyk
John Hromyk
Director
Date: November 12 , 2004