Form 10QSB
period 2004-10-31
COVENTURE INTERNATIONAL INC
filed 2004-12-15
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2004

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

As of November 30, 2004 the Company had 7,022,200 shares of common stock issued and outstanding.

(ii)

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated balance sheets of Coventure International Inc. and subsidiary at October 31, 2004 and July 31, 2004 and the consolidated statement of operations and consolidated statement of cash flow for the three months ended October 31, 2004 and 2003 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended October 31, 2004, are not necessarily indicative of the results that can be expected for the year ending July 31, 2005.

Coventure International Inc.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	October 31,	July 31,
	2004	2004
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	1,719	940
Accounts receivable, net of allowance for doubtful accounts of $6,599 and $3,337, respectively	4,563	5,364
Prepaid expenses and deposits	1,785	1,636

Total Current Assets	8,067	7,940

Property and Equipment (Note 3)	35,716	20,935

Total Assets	43,783	28,875

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	45,082	24,932
Accrued liabilities	2,750	8,750
Deferred revenue	46,355	49,089
Due to related parties (Note 4)	82,673	55,537

Total Current Liabilities	176,860	138,308

Due to related parties (Note 4)	25,862	24,078

Total Liabilities	202,722	162,386

Contingencies and Commitment (Notes 1, 5 and 6)

Stockholders’ Deficit

Preferred Stock:
5,000,000 shares authorized, $0.0001 par value, none issued	–	–

Common Stock:
30,000,000 shares authorized, $0.0001 par value
7,022,200 shares issued and outstanding	702	702

Additional Paid-in Capital	139,280	139,280

Accumulated Other Comprehensive Loss	(9,290)	(981)

Deficit	(289,631)	(272,512)

Total Stockholders’ Deficit	(158,939)	(133,511)

Total Liabilities and Stockholders’ Deficit	43,783	28,875

Coventure International Inc.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Three Months Ended
	October 31,	October 31,
	2004	2003
	$	$

Revenue	67,023	9,587

Expenses

Advertising and promotion	10,748	4,047
Amortization	2,614	355
Commissions	5,266	2,941
General and administrative	30,949	6,725
Management fees and wages (Note 4)	6,169	12,915
Professional fees	3,000	7,000
Subcontract	25,396	1,344

Total Expenses	84,142	35,327

Net Loss	(17,119)	(25,740)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	7,022,000	6,998,000

Coventure International Inc.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	Three Months Ended
	October 31,	October 31,
	2004	2003
	$	$
Cash Flows From (To) Operating Activities

Net loss	(17,119)	(25,740)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	2,614	355

Changes in operating assets and liabilities
Accounts receivable	801	(19,314)
Prepaid expenses and deposits	(149)	(825)
Accounts payable and accrued liabilities	16,656	7,775
Due to related parties	11,686	–
Deferred revenue	(2,734)	30,722

Net Cash Provided By (Used In) Operating Activities	11,755	(7,027)

Cash Flows To Investing Activities

Purchase of property and equipment	(17,395)	(8,132)

Net Cash Used In Investing Activities	(17,395)	(8,132)

Cash Flows From Financing Activities

Advances from related parties	15,092	–
Proceeds from issue of common stock	–	12,000

Net Cash Provided By Financing Activities	15,092	12,000

Effect of Exchange Rate Changes on Cash	(6,167)	–

Net Increase (Decrease) in Cash	3,285	(3,159)

Cash – Beginning of Period	940	4,992

Cash – End of Period	4,225	1,833

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
October 31, 2004
(Unaudited)

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

The Company’s planned principal activities have commenced and the Company has generated sufficient revenues that indicate planned principal activities have commenced. As a result, the Company emerged from the development stage during the 2004 fiscal year. As at October 31, 2004, the Company has a working capital deficiency of $168,793, and accumulated losses of $289,631 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
October 31, 2004
(Unaudited)

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

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
October 31, 2004
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended October 31, 2004, the Company had a comprehensive loss of $25,428, which includes a foreign currency translation loss of $8,309.

	(m)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

	(o)	Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Property and Equipment

			October 31,	July 31,
			2004	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(Unaudited)	(Audited)
Furniture and equipment	37,136	(6,601)	30,535	15,792
Leasehold improvements	6,907	(1,726)	5,181	5,143
	44,043	(8,327)	35,716	20,935

4.	Related Party Transactions/Balances

	(a)	The President of the Company is owed $76,647 (July 31, 2004 - $34,819) for cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

(b)
A company controlled by a relative of the President of the Company is owed $NIL (July 31, 2004 - $14,000) for cash advances to the Company. This amount was secured by a non-interest bearing promissory note due on demand, and was repaid in full during the three-month period ended October 31, 2004.

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
October 31, 2004
(Unaudited)

4.	Related Party Transactions/Balances (Continued)

	(c)	A company controlled by the President of the Company is owed $4,432 (July 31, 2004 - $5,307), which is non-interest bearing, unsecured and due on demand.

(d)
During the prior fiscal year ended July 31, 2004, the President advanced a loan to the Company. As of October 31, 2004, the amount of the loan includes a foreign currency translation loss of $2,294 on the principal balance remaining.

	October 31,	July 31,
	2004	2004
	$	$
	(Unaudited)	(Audited)
Monthly payments of $451 (CDN$550) including principal and interest at 14.75% per
annum, unsecured and due on November 24, 2008.	27,456	25,489

Less: current portion	1,594	1,411
	25,862	24,078

Principal payments over the next five fiscal years are expected to be as follows:

2005	$1,520
2006	1,746
2007	2,013
2008	2,317
2009	19,860

$27,456

(e) During the three months ended October 31, 2004, the Company paid management fees of $5,000 (2003 - $12,434) to the President of the Company.

5.	Commitments

The Company entered into an operating lease for office premises. The lease calls for monthly payments of CDN$1,174 commencing September 1, 2003 for a term of 3 years. In addition the Company is responsible for its proportionate share of operating costs, currently at CDN$312 per month.

6.	Subsequent Events

(a)
In November, 2004 the Company entered into a Finder’s Fee agreement with company controlled by a relative of the President of the Company, where the Company will pay $20,000 subject to the closing of an acquisition or a merger by the Company.

(b)
In November, 2004 the Company entered into a Letter of Intent to acquire a Delaware corporation engaged in the business of acquiring and developing certain oil and gas exploration licenses located in south-eastern Hungary in exchange for 2,125,000 common shares. Closing of the proposed transactions will be subject to certain conditions, including the closing of a financing of $25,000,000 at a price of $10.00 per share, the return to treasury of 5,375,000 shares of common stock held by the President of the Company and the sale of the Subsidiary to the President of the Company in exchange for the return forgiveness of debts. The Company will forward split its common share capital on the basis of four new shares for each one old share as part of the transaction.

(c)
Also in November 2004 the Company entered into an Engagement Letter pursuant to which it has appointed an agent for the Financing. The Company has agreed to pay an 8% cash fee and issue warrants to purchase 10% of the number of shares issued for a period of two years.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis explains the major factors affecting our financial condition. The following discussion of our financial condition and plan of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this quarterly report.

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

Our original plan of business was to leverage the experience from this regional office to template offices throughout Canada through a network of regionally licensed operators. We have to date been unable to secure the necessary financing to establish a network of regionally licensed operators and have determined that it would be in our best interests to seek to locate an adequately financed venture partner which is seeking the benefits of being publicly traded with which to merge. Our management reached this determination due to the fact that, while our core business has achieved marginal profitability, the costs incurred in registering our common stock with the Securities and Exchange Commission and the ongoing costs of maintaining such registration have resulted in unsustainable financial losses.

Results of Operations

As of October 31, 2004, we had approximately 80 clients between our two offices. These clients are small and medium sized businesses that have selected one of our standard programs that incorporate tax and business advisory services for a one-year initial period. Client response has been strong and we have implemented numerous refinements to our programs from our experience with our clients. As a result of the foregoing, our revenue for the three month period ended October 31, 2004 has increased to $67,023 from $9,587 for the three month period ended October 31, 2003. However, the increased revenue has been matched by increased expenses ($84,142 for the three month period ended October 31, 2004 as compared to $35,327 for the three month period ended October 31, 2003) and as a result our net loss for the three month period ended October 31, 2004 was $17,119 as compared to $25,740 in the previous period. In addition, our loss from inception is now $289,631.

During the three month period ended October 31, 2004 our operations generated $11,755 in cash and we spent $17,395 on office equipment and leasehold improvements. Operating capital was provided from loans from related parties ($15,092).

Liquidity and Capital Resources

At October 31, 2004 we had total current assets of $8,067 and a working capital deficit of $168,793. Our business has operated at a loss since inception and we have been unable to obtain adequate financing to continue our current operations.

As a result of these losses our management began seeking an adequately financed venture partner which is seeking the benefits of being publicly traded with which to merge. To this end we entered into a finder’s fee agreement with a company controlled by a relative of our President, pursuant to which we have agreed to pay a finder’s fee of $20,000 upon closing of a merger transaction introduced to us by such company.

As a result of such introduction we entered into a Letter of Intent and Engagement Letter as discussed below. There is no guarantee that the transactions contemplated by the Letter of Intent and Engagement Letter will close. In the event that the transactions contemplated by the Letter of Intent and Engagement Letter do not close and we are unable to find another suitable venture partner, or we are unable to raise additional capital, we will be forced to suspend our filing obligations with the Securities and Exchange Commission, resulting in our common stock being delisted from the over-the-counter Bulletin Board.

Letter of Intent and Engagement Letter

We have entered into a non-binding letter of intent (the “Letter of Intent”) with Mako Energy Corporation (the “Target”) and Marc. A. Bruner, the principal shareholder of the Target, pursuant to which we have agreed to acquire all of the issued and outstanding equity securities of the Target. The Target is a Delaware corporation engaged in the business of acquiring and developing certain oil and gas exploration licenses located in south-eastern Hungary known as the Mako Exploration License and the Tisza Exploration License.

We have also entered into a non-binding engagement letter (the “Engagement Letter”) with the Target and McFarlane Gordon Inc., a registered broker-dealer located in Toronto, Ontario (the “Agent”), pursuant to which the Agent has been appointed as lead agent for the offering by us of 2,500,000 shares of our common stock at a price of $10.00 per share for gross proceeds of $25,000,000 (the “Financing”).

The Letter of Intent provides for the acquisition by us of the Target in exchange for 2,125,000 shares of our common stock. Closing of the transactions contemplated by the Letter of Intent will be subject to certain conditions, including:

  the Agent having received subscriptions for the Financing;

  the return to treasury of 5,375,000 shares of our common stock held by our principal stockholder, John Hromyk; and

  the sale by us of our wholly-owned subsidiary, Coventure Canada Inc., to Mr. Hromyk in exchange for the return forgiveness of debts owed by us to Mr. Hromyk.

Post-closing obligations will include: the increase of our authorized common stock to 50,000,000 shares; a four-for-one split of our common stock; the change of our name to “Mako Energy Corporation”; the election of nominees of the Target to our board of directors; the ratification of the sale of Coventure Canada Inc. to Mr. Hromyk; and the adoption of a Key Employee Stock Option Plan.

Either party may terminate the Letter of Intent in the event that a definitive agreement is not signed prior to December 23, 2004.

The net proceeds of the Financing are to be used for the acquisition, exploration, and development of the Mako Exploration License and the Tisza Exploration License, and the balance for general working capital purposes.

We have agreed to pay to the Agent a cash fee of 8% of the proceeds of the Financing and warrants to purchase 10% of the number of shares issued at a price of $10.00 per share exercisable for a period of two years following the satisfaction of the Liquidity Condition (as defined below). Closing of the Financing is subject to certain conditions, including the Agent’s satisfactory due diligence review of us and the Target and the closing of the transactions contemplated by the Letter of Intent. The Engagement letter will terminate in the event the Financing is not closed by February 28, 2005.

Following the closing of the Financing we have agreed to use our best efforts to register the resale of the securities issued with the SEC, list our common stock on the American Stock Exchange or NASDAQ, and become a reporting issuer in a province or territory of Canada (collectively, the “Liquidity Condition”).

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long- lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Item 3. Controls and Procedures

Based on the evaluation of our disclosure controls and procedures by John Hromyk, our President and Principal Financial Officer, as of a date within 45 days of the filing date of this quarterly report, such officer has concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENTURE INTERNATIONAL INC.

December 15, 2004	By:	/s/ John Hromyk
John Hromyk, President, Principal Financial Officer
and Principal Accounting Officer