Form 10QSB
period 2005-01-31
COVENTURE INTERNATIONAL INC
filed 2005-03-22
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2005

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

As of March 15, 2005 the Company had 7,022,200 shares of common stock issued and outstanding.

INDEX

PART I	FINANCIAL INFORMATION

	ITEM 1	Financial Statements	F-1

		Consolidated Balance Sheets at January 31, 2005 (unaudited) and July 31, 2004 (audited)	F-2

		Consolidated Statements of Operations for the three months ended January 31, 2005 and 2004 and the six months ended January 31, 2005 and 2004 (unaudited)	F-3

		Consolidated Statements of Cash Flows for the six months ended January 31, 2005 and 2004 (unaudited)	F-4

		Notes To Consolidated Financial Statements	F-5– F-9

	ITEM 2	Management's Discussion and Analysis or Plan of Operation	10

	ITEM 3	Controls and Procedures	14

PART II	OTHER INFORMATION

	ITEM 1	Legal Proceedings	15

	ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

	ITEM 3	Defaults upon Senior Securities	15

	ITEM 4	Submission of Matters to a Vote of Security Holders	15

	ITEM 5	Other Information	15

	ITEM 6	Exhibits	15

	SIGNATURES

(ii)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated balance sheets of Coventure International Inc. and subsidiary at January 31, 2005 and July 31, 2004 and the consolidated statements of operations and consolidated statements of cash flows for the six months ended January 31, 2005 and 2004 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended January 31, 2005, are not necessarily indicative of the results that can be expected for the year ending July 31, 2005.

F-1

Coventure International Inc.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	January 31,	July 31,
	2005	2004
	$	$
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	–	940
Accounts receivable, net of allowance for doubtful accounts of $1,223 and $3,337, respectively	1,916	5,364
Prepaid expenses and deposits	2,137	1,636
Total Current Assets	4,053	7,940
Property and Equipment (Note 3)	26,105	20,935
Equipment under capital lease (Note 4)	12,167	–
Total Assets	42,325	28,875

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	1,394	–
Accounts payable	51,581	24,932
Accrued liabilities	3,755	8,750
Current portion of capital lease (Note 4)	3,819	–
Deferred revenue	45,980	49,089
Due to related parties (Note 5)	102,504	55,537
Total Current Liabilities	209,033	138,308
Capital lease obligation (Note 4)	6,988	–
Due to related parties (Note 5)	–	24,078
Total Liabilities	216,021	162,386
Contingencies and Commitment (Notes 1 and 6)
Stockholders’ Deficit
Preferred Stock:
5,000,000 shares authorized, $0.0001 par value, none issued	–	–
Common Stock:
30,000,000 shares authorized, $0.0001 par value
7,022,200 shares issued and outstanding	702	702
Additional Paid-in Capital	139,280	139,280
Accumulated Other Comprehensive Loss	(7,676)	(981)
Deficit	(306,002)	(272,512)
Total Stockholders’ Deficit	(173,696)	(133,511)
Total Liabilities and Stockholders’ Deficit	42,325	28,875

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–2

Coventure International Inc.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2005	2004	2005	2004
	$	$	$	$
Revenue	66,270	22,829	133,293	32,416

Expenses
Advertising and promotion	10,331	7,538	21,079	11,585
Amortization	3,267	1,180	5,881	1,535
Commissions	11,909	3,149	17,175	6,090
General and administrative	21,108	14,413	52,057	21,138
Management fees and wages (Note 5)	5,653	18,476	11,822	31,391
Professional fees	5,228	5,750	8,228	12,750
Subcontract	25,145	8,231	50,541	9,575
Total Expenses	82,641	58,737	166,783	94,064
Net Loss	(16,371)	(35,908)	(33,490)	(61,648)
Other Comprehensive Income (Loss)
Foreign Currency translation adjustment	2,517	–	(5,792)	–
Comprehensive Loss	(13,854)	(35,908)	(39,282)	(61,648)
Net Loss Per Share – Basic and Diluted	–	(0.01)	(0.01)	(0.01)
Weighted Average Shares Outstanding	7,022,000	7,022,000	7,022,000	7,012,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–3

Coventure International Inc.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	Six Months Ended
	January 31,	January 31,
	2005	2004
	$	$
Cash Flows From (To) Operating Activities
Net loss	(33,490)	(61,648)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization	5,881	1,535
Changes in operating assets and liabilities
Accounts receivable	3,818	(30,529)
Prepaid expenses and deposits	(380)	(817)
Accounts payable and accrued liabilities	20,601	10,214
Due to related parties	19,045	–
Deferred revenue	(6,631)	59,419
Net Cash Provided by (Used In) Operating Activities	8,844	(21,826)
Cash Flows To Investing Activities
Purchase of property and equipment	(21,245)	(21,332)
Net Cash Used In Investing Activities	(21,245)	(21,332)
Cash Flows From Financing Activities
Proceeds from sale-leaseback of equipment	12,614	–
Principal repayments on capital lease	(1,721)	–
Advances from related parties	–	26,219
Proceeds from issue of common stock	–	12,000
Net Cash Provided By Financing Activities	10,893	38,219
Effect of Exchange Rate Changes on Cash	(826)	–
Net Decrease in Cash	(2,334)	(4,939)
Cash – Beginning of Period	940	4,992
(Bank overdraft)/Cash – End of Period	(1,394)	53
Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–4

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
January 31, 2005
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

The Company’s planned principal activities have commenced and the Company has generated sufficient revenues that indicate planned principal activities have commenced. As a result, the Company emerged from the development stage during the 2004 fiscal year. As at January 31, 2005, the Company has a working capital deficiency of $204,980, and accumulated losses of $306,002 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation and Fiscal Year End

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These statements include the accounts of the Company and its wholly-owned subsidiary Coventure Canada Inc., a private company incorporated in the Province of Alberta, Canada. All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year end is July 31.

	(b)	Use of Estimates

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

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Property and Equipment

Property and equipment consists of furniture and equipment and leasehold improvements and is recorded at cost. Furniture and equipment and leasehold improvements are being amortized on a straight-line basis over their estimated useful lives of four years and three years, respectively.

	(e)	Long-Lived Assets

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

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–5

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
January 31, 2005
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(f)	Foreign Currency Transactions/Balances

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

	(g)	Income Taxes

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

	(h)	Concentrations

The fair value of financial instruments which include cash, accounts receivable, prepaid expenses, line of credit, accounts payable, accrued liabilities, due to related parties and deferred revenue were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	(i)	Stock-Based Compensation

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

	(j)	Revenue Recognition

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

	(k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the six months ended January 31, 2005, the Company had a comprehensive loss of $39,282, which includes a foreign currency translation loss of $5,792.

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–6

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
January 31, 2005
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Basic and Diluted Net Income (Loss) per Share

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

	(m)	Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

	(n)	Interim Financial Statements

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

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–7

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
January 31, 2005
(Unaudited)

3.	Property and Equipment

			January 31,	July 31,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(Unaudited)	(Audited)
Furniture and equipment	29,572	(8,137)	21,435	15,792
Leasehold improvements	6,792	(2,122)	4,670	5,143

	36,364	(10,259)	26,105	20,935

4.	Capital lease

During the three month period ended January 31, 2005, the Company entered into a non-cancellable leasing arrangement involving certain assets owned by the Company. The Company sold equipment with a fair value of $12,515 and leased back over a period of thirty-six months at an effective interest rate of 2.83% per annum. The Company maintains total use of the equipment and recorded a deferred gain of $813. The deferred gain will be amortized over the lease term.

Property under capital leases is as follows:

$
Furniture and equipment	12,515
Less: Accumulated Amortization	(348)
12,167

The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of January 31, 2005.

Year ending January 31:

$
2005	2,133
2006	4,265
2007	4,265
2008	711
Total minimum lease payments	11,374
Less: Amounts representing interest	(567)
Present value of net minimum lease payments	10,807
Current portion of Obligations under capital leases	3,819
Long-term Obligations under capital leases	6,988

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–8

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
January 31, 2005
(Unaudited)

5.	Related Party Transactions/Balances

	(a)	The President of the Company is owed $96,689 (July 31, 2004 - $34,819) for cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

(b)
A company controlled by a relative of the President of the Company is owed $NIL (July 31, 2004 - $14,000) for cash advances to the Company. This amount was secured by a non-interest bearing promissory note due on demand, and was repaid in full during the three-month period ended October 31, 2004.

	(c)	A company controlled by the President of the Company is owed $5,815 (July 31, 2004 - $5,307), which is non-interest bearing, unsecured and due on demand.

	(d)	During the prior fiscal year ended July 31, 2004, the President advanced a loan to the Company. During the six month period ended January 31, 2005, this loan was paid in full.

	January 31,	July 31,
	2005	2004
	$	$
	(Unaudited)	(Audited)
Monthly payments of $451 (CDN$550) including principal
and interest at 14.75% per annum, unsecured and due on
November 24, 2008.	–	25,489

Less: current portion	–	1,411

	–	24,078

(e)
During the six months ended January 31, 2005, the Company paid management fees of $5,000 (January 31, 2004 - $19,425) to the President of the Company. In addition, management fees of $NIL (January 31, 2004 - $4,703) were paid to the spouse of the President of the Company.

6.	Commitments

The Company entered into an operating lease for office premises. The lease calls for monthly payments of CDN$1,174 commencing September 1, 2003 for a term of 3 years. In addition the Company is responsible for its proportionate share of operating costs, currently at CDN$312 per month.

7.	Subsequent Event

During the three month period ended January 31, 2005 the Company signed a Letter of Intent to acquire Mako Energy Corporation (“Mako”), a Delaware corporation engaged in the business of acquiring and developing certain oil and gas exploration licenses located in south-eastern Hungary. Mako terminated the letter of intent in February 2005, following which we entered into a Mutual Release Agreement with Mako pursuant to which it paid the Company the sum of $100,000 as a walk away fee. The Company plans to use the $100,000 to pay expenses incurred in pursuing the acquisition of Mako and for working capital purposes.

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–9

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

As of January 31, 2005 we had approximately 50 clients serviced out of our Cochrane office. These clients are small and medium sized businesses that have selected one of our standard programs that incorporate tax and business advisory services for a one-year initial period. Client response has been strong and we have implemented numerous refinements to our programs from our experience with our clients.

Results of Operations

Our revenue for the six month period ended January 31, 2005 has increased to $133,293 from $32,416 for the six month period ended January 31, 2004. The increased revenue resulted in increased expenses of $166,783 for the six month period ended January 31, 2005 as compared to $94,064 for the six month period ended January 31, 2004. Our net loss for the six month period ended January 31, 2005 was $33,490 as compared to $61,648 in the previous period. In addition, our loss from inception is now $306,002. In December 2004 we closed our Calgary office in order to reduce our expenses.

During the six month period ended January 31, 2005 our operations generated $8,844 in cash and we spent $21,245 on office equipment and leasehold improvements. Operating capital was provided from proceeds of a sale-leaseback of equipment in the amount of $12,614.

Liquidity and Capital Resources

At January 31, 2005 we had total current assets of $4,053 and a working capital deficit of $204,980. Our business has operated at a loss since inception and we have been unable to obtain adequate financing to continue our current operations. We have no current source of funds to fund our operations.

In order to resolve our lack of liquidity, our management is actively seeking an adequately financed venture partner which is seeking the benefits of being publicly traded with which to merge.

During the quarter we signed a letter of intent to acquire Mako Energy Corporation, a Delaware corporation engaged in the business of acquiring and developing certain oil and gas exploration licenses located in south-eastern Hungary. The letter of intent was terminated by Mako Energy Corporation in February, 2005, following which we entered into a Mutual Release Agreement with Mako Energy Corporation pursuant to which it paid us the sum of $100,000 as a walk away fee.

The $100,000 was used by us to pay expenses incurred in pursuing the transactions contemplated by the Letter of Intent and retirement of accounts payable.

As a result of the termination of the Letter of Intent our management plans to continue to attempt to locate an adequately financed venture partner or business opportunity seeking the benefits of being publicly traded with which to merge. In the event that we are unable to find another suitable venture partner, or we are unable to raise additional capital, we will be forced to suspend our filing obligations with the Securities and Exchange Commission, resulting in our common stock being delisted from the over-the-counter Bulletin Board.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-

looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

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

PART II - OTHER INFORMATION

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

March 22, 2005

COVENTURE INTERNATIONAL INC.

By:	/s/ John Hromyk
John Hromyk, President, Principal Financial Officer and Principal Accounting Officer