Form 10QSB
period 2005-04-30
COVENTURE INTERNATIONAL INC
filed 2005-06-10
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2005

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

As of June 7, 2005 the Company had 7,022,200 shares of common stock issued and outstanding.

(ii)

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying consolidated balance sheets of Coventure International Inc. and subsidiary at April 30, 2005 and July 31, 2004 and the consolidated statements of operations for the three and nine months ended April 30, 2005 and 2004 and consolidated statements of cash flows for the nine months ended April 30, 2005 and 2004 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended April 30, 2005, are not necessarily indicative of the results that can be expected for the year ending July 31, 2005.

F-1

Coventure International Inc.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	April 30,	July 31,
	2005	2004
	$	$
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	8,520	940
Accounts receivable, net of allowance for doubtful accounts of $354 and $3,337, respectively	8,788	5,364
Prepaid expenses and deposits	2,105	1,636

Total Current Assets	19,413	7,940

Property and Equipment (Note 3)	23,482	20,935
Equipment under capital lease (Note 4)	10,953	–

Total Assets	53,848	28,875

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	33,821	24,932
Accrued liabilities	4,783	8,750
Current portion of capital lease (Note 4)	4,192	–
Deferred revenue	39,427	49,089
Due to related parties (Note 5)	95,502	55,537

Total Current Liabilities	177,725	138,308

Capital lease obligation (Note 4)	5,963	–
Due to related parties (Note 5)	–	24,078

Total Liabilities	183,688	162,386

Contingencies and Commitment (Notes 1 and 6)

Stockholders’ Deficit

Preferred Stock:
5,000,000 shares authorized, $0.0001 par value, none issued	–	–

Common Stock:
30,000,000 shares authorized, $0.0001 par value
7,022,200 shares issued and outstanding	702	702

Additional Paid-in Capital	139,280	139,280

Accumulated Other Comprehensive Loss	(5,960)	(981)

Deficit	(263,862)	(272,512)

Total Stockholders’ Deficit	(129,840)	(133,511)

Total Liabilities and Stockholders’ Deficit	53,848	28,875

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–2

Coventure International Inc.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
	$	$	$	$

Revenue	56,486	30,844	189,779	63,260

Expenses

Advertising and promotion	3,404	7,352	24,483	18,937
Amortization	3,271	1,019	9,152	2,554
Commissions	1,457	14,626	18,632	20,716
General and administrative	16,694	11,290	68,751	32,161
Management fees and wages (Note 5)	4,223	14,657	16,045	46,048
Professional fees	57,798	4,879	66,026	17,629
Subcontract	27,499	24,510	78,040	34,085

Total Expenses	114,346	78,333	281,129	172,130

Net loss from operations	(57,860)	(47,489)	(91,350)	(108,870)

Gain from termination fee (Note 7)	100,000	–	100,000	–

Net Income (Loss)	42,140	(47,489)	8,650	(108,870)

Other Comprehensive Income (Loss):

Foreign Currency translation adjustment	813	3,216	(4,979)	3,216

Comprehensive Income (Loss)	42,953	(44,273)	3,671	(105,648)

Net Loss Per Share – Basic and Diluted	0.01	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding	7,022,000	7,022,000	7,022,000	7,014,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–3

Coventure International Inc.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	Nine Months Ended
	April 30,	April 30,
	2005	2004
	$	$

Cash Flows From (To) Operating Activities

Net Income (Loss)	8,650	(108,870)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	9,152	2,554

Changes in operating assets and liabilities
Accounts receivable	(3,120)	(13,202)
Prepaid expenses and deposits	(377)	(761)
Accounts payable and accrued liabilities	4,040	17,041
Due to related parties	13,072	41,509
Deferred revenue	(12,346)	62,390

Net Cash Provided by (Used In) Operating Activities	19,071	661

Cash Flows To Investing Activities

Purchase of property and equipment	(21,262)	(24,013)

Net Cash Used In Investing Activities	(21,262)	(24,013)

Cash Flows From Financing Activities

Cheques issued in excess of funds on deposit	–	3,144
Proceeds from sale-leaseback of equipment	12,614	–
Principal repayments on capital lease	(2,218)	–
Proceeds from issue of common stock	–	12,000

Net Cash Provided By Financing Activities	10,396	15,144

Effect of Exchange Rate Changes on Cash	(625)	3,216

Increase (Decrease) in Cash	7,580	(4,992)

Cash – Beginning of Period	940	4,992

Cash – End of Period	8,520	–

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)
F–4

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
April 30, 2005
(Unaudited)

1.	Nature of Operations and Continuance of Business

Coventure International Inc. (the “Company”) was incorporated in the State of Delaware, U.S.A. on March 31, 1999 as Bullet Environmental Systems, Inc. and changed its name on May 25, 2000 to Liquidpure Corp. On February 14, 2002, the Company changed its name to Coventure International Inc. These financial statements include the accounts of the Company and its wholly- owned subsidiary Coventure Canada Inc. (the “Subsidiary”). The Subsidiary was incorporated in the Province of Alberta, Canada on February 5, 2002.

The Company is engaged in the business of providing management consulting, accounting and tax services.

The Company has generated sufficient revenues that indicate planned principal activities have commenced. As a result, the Company emerged from the development stage during the 2004 fiscal year. As at April 30, 2005, the Company has a working capital deficiency of $158,312, and accumulated losses of $263,862 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to fund itself over the next twelve months through the sale of shares.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation and Fiscal Year End

These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. These statements include the accounts of the Company and its wholly-owned subsidiary Coventure Canada Inc., a company incorporated in the Province of Alberta, Canada. All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year end is July 31.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

F–5

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
April 30, 2005
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

	(h)	Financial Instruments

The fair value of financial instruments which includes cash, accounts receivable, prepaid expenses, line of credit, accounts payable, accrued liabilities, due to related parties and deferred revenue were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the nine months ended April 30, 2005, the Company had comprehensive income of $3,671 which includes a foreign currency translation loss of $4,979.

F–6

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
April 30, 2005
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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

F–7

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
April 30, 2005
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

3.	Property and Equipment

			April 30,	July 31,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(Unaudited)	(Audited)
Furniture and equipment	29,133	(9,831)	19,302	15,792
Leasehold improvements	6,687	(2,508)	4,179	5,143

	35,820	(12,339)	23,481	20,935

4.

Capital lease

During the three month period ended January 31, 2005, the Company entered into a non-cancellable leasing arrangement involving certain assets owned by the Company. The Company sold equipment with a fair value of $12,515 and leased it back over a period of thirty-six months at an effective interest rate of 2.83% per annum. The Company maintains total use of the equipment and recorded deferred gain of $813. The deferred gain will be amortized over the lease term. During the nine month period ended April 30, 2005, the Company realized a foreign exchange loss of $192.

Property under capital leases is as follows:

$
Furniture and equipment	12,323
Less: Accumulated Amortization	(1,370)

10,953

The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of April 30, 2005.

$
2005	1,066
2006	4,265
2007	4,265
2008	1,350
Total minimum lease payments	10,946
Less: Amounts representing interest	(791)
Present value of net minimum lease payments	10,155
Current portion of obligations under capital leases	4,192
Long-term obligations under capital leases	5,963

F–8

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
April 30, 2005
(Unaudited)

5.	Related Party Transactions/Balances

	(a)	The President of the Company and a company controlled by the President is owed $95,502 (July 31, 2004 - $40,126) for cash advances and expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

	(b)	A company controlled by a relative of the President of the Company is owed $NIL (July 31, 2004 - $14,000) for cash advances to the Company. This amount was secured by a non-interest bearing promissory note due on demand, and was repaid in full during the three-month period ended October 31, 2004.

	(c)	During the prior fiscal year ended July 31, 2004, the President advanced a loan to the Company. During the nine month period ended April 30, 2005, this loan was paid in full.

	April 30,	July 31,
	2005	2004
	$	$
	(Unaudited)	(Audited)
Monthly payments of $451 (CDN$550) including principal and
interest at 14.75% per annum, unsecured and due on November
24, 2008	–	25,489

Less: current portion	–	1,411

	–	24,078

(d) During the nine months ended April 30, 2005, the Company paid management fees of $5,000 (April 30, 2004 - $26,756) to the President of the Company. In addition, management fees of $11,045 (April 30, 2004 - $9,552) were paid to the spouse of the President of the Company.

6.	Commitments

The Company entered into an operating lease for office premises. The lease calls for monthly payments of CDN$1,174 commencing September 1, 2003 for a term of 3 years. In addition the Company is responsible for its proportionate share of operating costs, currently at CDN$312 per month.

7.	Gain on Termination Fee

During the nine month period ended April 30, 2005, the Company signed a Letter of Intent to acquire Mako Energy Corporation (“Mako”), a Delaware corporation engaged in the business of acquiring and developing certain oil and gas exploration licenses located in south-eastern Hungary. Mako terminated the letter of intent in February 2005, following which the Company entered into a Mutual Release Agreement (“MRA”) with Mako. Under the terms of the MRA, Mako agreed to pay $100,000 as a walk away fee. Legal costs of $34,649 were charged to operations. The Company recovered the $100,000 termination fee during the three month period ended April 30, 2005.

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

As of April 30, 2005 we had approximately 20 clients serviced out of our Cochrane office. These clients are small and medium sized businesses that have selected one of our standard programs that incorporate tax and business advisory services for a one-year initial period. Client response has been strong and we have implemented numerous refinements to our programs from our experience with our clients.

Results of Operations

Three months ended April 30, 2005 and 2004

Our revenue for the three month period ended April 30, 2005 has increased to $56,486 from $30,844 for the three month period ended April 30, 2004. The increased revenue resulted in increased expenses of $114,346 for the three month period ended April 30, 2005 as compared to $78,333 for the three month period ended April 30, 2004. The Company had net income of $42,140 for the three month period ended April 30, 2005 compared to a net loss of $47,489 in the previous year period. Net income for the three months ended April 30, 2005 included a one time gain from termination fee of $100,000 (see note 7 to the financial statements included herein). Professional fees for the three months ended April 30, 2005 includes $34,649 of legal costs related to the terminated merger with Mako Energy Corporation. The commissions expense for the three month period ended April 30, 2005 has decreased to $1,457 from $14,626 for the three month period ended April 30, 2004 as a result of the reduced number of clients currently being serviced.

Nine months ended April 30, 2005 and 2004

Our revenue for the nine month period ended April 30, 2005 has increased to $189,779 from $63,260 for the nine month period ended April 30, 2004. The increased revenue resulted in increased expenses of $281,129 for the nine month period ended April 30, 2005 as compared to $172,130 for the nine month period ended April 30, 2004. The Company had net income of $8,650 for the nine month period ended April 30, 2005 compared to a net loss of $108,870 in the previous year period. Net income for the nine months ended April 30, 2005 included a one time gain from termination fee of $100,000 (see note 7 to the financial statements included herein). Professional fees for the nine months ended April 30, 2005 includes $34,649 of legal costs related to the terminated merger with Mako Energy Corporation. Our net loss from inception is now $263,862. In December 2004 we closed our Calgary office in order to reduce our expenses.

During the nine month period ended April 30, 2005 net cash from operating activities was $19,071 and we incurred $21,262 on office equipment and leasehold improvements. Net cash from operating activities included a walk away fee received from Mako Energy Corporation pursuant to a Mutual Release Agreement dated March 10, 2005, in the amount of $100,000.

Liquidity and Capital Resources

At April 30, 2005 we had total current assets of $19,413 and a working capital deficit of $158,312. Our business has operated at a loss since inception and we have been unable to obtain adequate financing to continue our current operations. We have no current source of funds to fund our operations.

In order to resolve our lack of liquidity, our management is actively seeking an adequately financed venture partner which is seeking the benefits of being publicly traded with which to merge.

During the previous quarter we signed a Letter of Intent to acquire Mako Energy Corporation, a Delaware corporation engaged in the business of acquiring and developing certain oil and gas exploration licenses located in south-eastern Hungary. The Letter of Intent was terminated by Mako Energy Corporation in February, 2005, following which we entered into a Mutual Release Agreement with Mako Energy Corporation pursuant to which it paid us the sum of $100,000 as a walk away fee.

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

June 9, 2005

COVENTURE INTERNATIONAL INC.

By:	/s/ John Hromyk
John Hromyk, President, Principal Financial Officer and Principal Accounting Officer