Form 10KSB
period 2005-07-31
COVENTURE INTERNATIONAL INC
filed 2005-10-31
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended July 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ____________

Commission File No. 000-31539

COVENTURE INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0231607
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

118 First Avenue West, Suite 206, PO Box 1900	T4C 1A5
Cochrane, Alberta Canada	(Zip Code)
(Address of principal executive offices)

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

Revenues for fiscal year ended July 31, 2005, 2004 were $234,777.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of August 4, 2005 (the date of the last reported trade of the issuer’s common stock) was: $21,066,600.

The number of shares of the issuer's Common Stock outstanding as of October 27, 2005 was 7,022,200.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in Delaware on March 31, 1999 as Bullet Environmental Systems, Inc. and on May 25, 2000 we changed our name to Liquidpure Corp. On February 14, 2002 we changed our name to Coventure International Inc.

We provide accounting, tax and business consulting services to small and medium sized businesses in-and-around the Calgary, Alberta region. We operate out of our primary office in Cochrane, Alberta and we rely primarily on the services of contractors to act as our business analysts in various fields of specialization. Over the past year we focused on sales and expanded our base of business to 80 clients. In doing so John Hromyk, the sole officer and director of the Company, removed himself from day-to-day operations and client interaction. As all of our consulting files were completed and came up for annual renewal, the delegated contractor representatives were unable to secure new contracts. We closed our second office in Calgary at the end of December 2004, and have reduced the number of contractors to three. Subsequently, John Hromyk has retrenched the business and will personally service a select group of clients.

We had initially planned to raise additional equity capital to enable us to expand our business to provide these services to small and medium sized businesses in North America through a network of regionally licensed operators. To this end we registered our common stock with the Securities and Exchange Commission and caused our common stock to be quoted on the over-the-counter Bulletin Board operated by NASDR, Inc. However, our capital raising efforts to date have fallen short of the amounts we consider necessary to implement this expansion plan and we have postponed our plans to regionally license operators until we are able to secure additional financing. There is no guarantee that we will be able to secure additional financing or that such financing will be on terms acceptable to us.

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

The diagnostic assessment reviews the following areas of a client’s business:

•	Current and historical financial records, statements and reports
•	Strategic and Operating Plans/Budgeting Policies
•	The Organization Structure
•	Policies and Procedures – Employee Manuals
•	Internal Reporting Systems and Document Flows
•	Employee Moral and Attitudes
•	Management – Employee Communication
•	Employee and Management Compensation
•	Management Goals and Philosophy
•	Fixed and Variable Cost Analysis
•	Receivable and Payable Policies And Performance
•	Breakeven Assessments
•	Pricing Strategies
•	Sales and Marketing
•	Supply Chain Management and Costs
•	Inventory Controls and Performance
•	Productivity and Employee Training
•	Quality Controls and Customer Satisfaction
•	Administration and Management Systems and Integration

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

Offices and Employees

Other than our sole officer and director, John Hromyk, we do not have any full-time employees. We rely primarily on the services of contractors to act as our business analysts. We currently have three contractors in various fields of specialization. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. We have no collective bargaining agreements or employment agreements in existence.

Subsidiaries

We have one wholly-owned subsidiary, Coventure Canada Inc. which was formed pursuant to the laws of the Province of Alberta, Canada on February 5, 2002 and through which we conduct our business operations.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY

We have no material assets and, as such, we do not own any real or personal property. On September 15, 2005 we moved our principal business office to 118 First Avenue West, Suite 206, Cochrane, Alberta T4C 1A5 from 404 First Street West, Unit 3. We rent this office space at a cost of $500 per month on a month-to-month basis. The building at 404 First Street West was sold and the landlords paid us a moving penalty to vacate the premises. We also vacated our office space located at 3740 11A Street N.E., Calgary Alberta, which was on a month-to-month lease, in December 2004. We believe the space we are currently renting is sufficient at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On March 17, 2004 we were approved for listing on the Over-the-Counter Bulletin Board under the symbol “CVNI”. As of July 31, 2005 we had 7,022,200 shares of our common stock outstanding, which shares were held by approximately 30 shareholders of record. On July 29, 2005 the closing bid price of our common stock on the Over-the-Counter Bulletin Board was $3.00 per share.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Period	High	Low

July 31, 2005	$6.00	$0.50

April 30, 2005	$2.90	$1.05

January 31, 2005	$7.25	$0.45

October 30, 2004	$0.45	$0.45

July 31, 2004	$1.50	$0.25

April 30, 2004	$0.30	$0.30

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

Recent Sales of Unregistered Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended July 31, 2005.

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

During the year ended July 31, 2005 our operations provided $5,637 in cash and we spent $9,036 on office equipment and leasehold improvements. Operating capital was provided from operations and loans from related parties.

Our clients are small and medium sized businesses that have selected one of our standard programs that incorporate tax and business advisory services for a one-year initial period. The contracts with the majority of our client base have been fulfilled. Our revenue for the year ended July 31, 2005 has increased to $234,777 from $122,276 for the year ended July 31, 2004. Expenses for the year ended July 31, 2005 of $270,484 as compared to $248,749 for the year ended July 31, 2004, has resulted in our net loss from operations for the year ended July 31, 2005 decreasing to $35,707 from $126,473 in the previous period. We paid higher advertising, professional and subcontract fees, and lower commissions and management fees and wages during the current year. Also, during the year we had entered into a Letter of Intent to acquire Mako Energy Corporation. Mako terminated the agreement and agreed to pay a termination fee of $100,000. Refer to Note 8 of the financial statements. The net gain from the termination fee of $65,351 resulted in a net income for the year of $29,644.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In December 2004, the SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

ITEM 7. FINANCIAL STATEMENTS

Coventure International Inc.

July 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Coventure International Inc.

We have audited the accompanying consolidated balance sheets of Coventure International Inc. as of July 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the two years in the period ended July 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coventure International Inc., as of July 31, 2005 and 2004, and the consolidated statements of operations and its cash flows for each of the two years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

Chartered Accountants

Vancouver, Canada
October 21, 2005

Coventure International Inc.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	July 31,	July 31,
	2005	2004
	$	$

ASSETS

Current Assets

Cash	18,953	940
Accounts receivable, net of allowance for doubtful accounts of $2,359 and $3,337, respectively	3,031	5,364
Prepaid expenses and deposits	1,506	1,636

Total Current Assets	23,490	7,940

Property and Equipment (Note 3)	21,852	20,935
Equipment Under Capital Lease (Note 4)	10,211	–

Total Assets	55,553	28,875

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	15,497	24,932
Accrued liabilities	15,510	8,750
Current portion of capital lease (Note 4)	3,711	–
Deferred revenue	14,563	49,089
Due to related parties (Note 5)	87,116	55,537
Loan payable (Note 6)	25,000	–

Total Current Liabilities	161,397	138,308

Capital Lease Obligation (Note 4)	5,493	–
Due to Related Parties (Note 5)	–	24,078

Total Liabilities	166,890	162,386

Contingencies and Commitment (Notes 1 and 7)

Stockholders’ Deficit

Preferred Stock:
5,000,000 shares authorized, $0.0001 par value, none issued	–	–

Common Stock:
30,000,000 shares authorized, $0.0001 par value
7,022,200 shares issued and outstanding	702	702

Additional Paid-in Capital	139,280	139,280

Accumulated Other Comprehensive Loss	(8,451)	(981)

Deficit	(242,868)	(272,512)

Total Stockholders’ Deficit	(111,337)	(133,511)

Total Liabilities and Stockholders’ Deficit	55,553	28,875

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Coventure International Inc.
Consolidated Statements of Operations
(expressed in U.S. dollars)

	For the Year Ended
	July 31,	July 31,
	2005	2004
	$	$

Revenue	234,777	122,276

Expenses

Advertising and promotion	24,423	14,243
Amortization	12,399	4,824
Commissions	18,935	31,804
General and administrative	61,586	60,037
Management fees and wages (Note 5)	17,437	49,845
Professional fees (Note 5)	46,030	35,257
Subcontract	89,674	52,739

Total Expenses	270,484	248,749

Loss from operations	(35,707)	(126,473)

Gain from termination fee (Note 8)	65,351	–

Net Income (Loss)	29,644	(126,473)

Other Comprehensive Income (Loss):

Foreign Currency translation adjustment	(7,470)	(981)

Comprehensive Income (Loss)	22,174	(127,454)

Net Loss Per Share – Basic and Diluted	–	(0.02)

Weighted Average Shares Outstanding	7,022,000	7,017,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Coventure International Inc.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	For the Year Ended
	July 31,	July 31,
	2005	2004
	$	$

Operating Activities

Net Income (Loss)	29,644	(126,473)

Adjustment to reconcile net loss to net cash used in operating activities
Amortization	12,399	4,824

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	2,799	(5,333)
Decrease (increase) in prepaid expenses and deposits	271	(760)
(Decrease) increase in accounts payable and accrued liabilities	(10,452)	19,222
Increase in due to related parties	9,603	–
(Decrease) increase in deferred revenue	(38,627)	48,803

Net Cash Provided by (Used In) Operating Activities	5,637	(59,717)

Investing Activities

Purchase of property and equipment	(9,036)	(25,562)

Net Cash Used In Investing Activities	(9,036)	(25,562)

Financing Activities

Advances from related parties	–	70,016
Principal repayments on capital lease	(3,455)	–
Proceeds from issue of common stock	–	12,000
Proceeds from loan	25,000	–

Net Cash Provided By Financing Activities	21,545	82,016

Effect of Exchange Rate Changes on Cash	(133)	(789)

Increase (Decrease) in Cash	18,013	(4,052)

Cash – Beginning of Period	940	4,992

Cash – End of Period	18,953	940

Non-cash Investing and Financing Activities
Property and equipment acquired under sale-leaseback	(12,226)	–
Settlement of debt with sale-leaseback proceeds	12,515	–

Supplemental Disclosures
Interest paid	737	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Coventure International Inc.
Consolidated Statement of Changes in Stockholders’ Deficit
For the Years Ended July 31, 2005 and 2004
(expressed in U.S. dollars)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In		Comprehensive	Stockholders’
	# of	Amount	Capital	Deficit	Loss	Deficit
	Shares	$	$	$	$	$

Balance – July 31, 2003	6,974,200	697	127,285	(146,039)	–	(18,057)

Issuance of stock for cash at $0.25 per
share	48,000	5	11,995	–	–	12,000

Foreign currency translation	–	–	–	–	(981)	(981)

Net loss for the year	–	–	–	(126,473)	–	(126,473)

Balance – July 31, 2004	7,022,200	702	139,280	(272,512)	(981)	(133,511)

Foreign currency translation	–	–	–	–	(7,470)	(7,470)

Net income for the year	–	–	–	29,644	–	29,644

Balance – July 31, 2005	7,022,200	702	139,280	(242,868)	(8,451)	(111,337)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2005

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

The Company generated sufficient revenues that indicated planned principal activities commenced and as a result, the Company emerged from the development stage during the 2004 fiscal year. As at July 31, 2005, the Company has a working capital deficiency of $137,907, and accumulated losses of $242,868 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company expects to fund itself over the next twelve months through the sale of shares.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These consolidated financial statements and related notes are prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. These statements include the accounts of the Company and its wholly-owned subsidiary Coventure Canada Inc., a company incorporated in the Province of Alberta, Canada. All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year end is July 31.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2005

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

The fair value of financial instruments which includes cash, accounts receivable, prepaid expenses, loan payable, accounts payable, accrued liabilities, due to related parties and deferred revenue were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	(i)	Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock- based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123. The Company has not granted any stock-based awards since inception.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended July 31, 2005, the Company had comprehensive income of $22,174 which includes a foreign currency translation loss of $7,470.

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2005

2.	Summary of Significant Accounting Policies (continued)

	(l)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). Which requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

	(m)	Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In December 2004, the SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2005

3.	Property and Equipment

			July 31,	July 31,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Furniture and equipment	29,969	(11,987)	17,982	15,792
Leasehold improvements	6,879	(3,009)	3,870	5,143

	36,848	(14,996)	21,852	20,935

4.	Capital lease

During the year ended July 31, 2005, the Company entered into a non-cancellable leasing arrangement involving certain assets owned by the Company. The Company sold equipment with a fair value of $12,515 and leased it back over a period of thirty-six months at an effective interest rate of 2.83% per annum. The lessor assumed the Company’s obligations to the trade creditor related to the original acquisition of the assets. The Company maintains total use of the equipment and recorded a deferred gain. At July 31, 2005 the balance of the deferred gain is $654. The deferred gain will be amortized over the lease term. Amortization of equipment under capital leases was $2,465 for the year ended July 31, 2005.

Property under capital lease is as follows:

$
Furniture and equipment	12,676
Less: Accumulated Amortization	(2,465)

10,211

The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of July 31, 2005.

$
2006	4,345
2007	4,345
2008	1,483

Total minimum lease payments	10,173
Less: Amounts representing interest	(969)

Present value of net minimum lease payments	9,204

Current portion of obligations under capital leases	3,711

Long-term obligations under capital leases	5,493

5.	Related Party Transactions/Balances

(a)
The President of the Company and a company controlled by the President is owed $87,116 (July 31, 2004 - $40,126) for cash advances and expenses paid on behalf of the Company. This amount bears interest at 11.5% per annum, is unsecured and due on demand.

(b)
A company controlled by a relative of the President of the Company is owed $NIL (July 31, 2004 - $14,000) for cash advances to the Company. This amount was secured by a non-interest bearing promissory note due on demand, and was repaid in full during the three-month period ended October 31, 2004.

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2005

5.	Related Party Transactions/Balances (continued)

	(c)	During the prior fiscal year ended July 31, 2004, the President advanced a loan to the Company. During the year ended July 31, 2005, this loan was paid in full.

	July 31,	July 31,
	2005	2004
	$	$

Monthly payments of $451 (CDN$550) including principal
and interest at 14.75% per annum, unsecured and due on
November 24, 2008.	–	25,489

Less: current portion	–	1,411

	–	24,078

(d)
During the year ended July 31, 2005, the Company paid management fees of $4,535 (July 31, 2004 - $27,821) to the President of the Company. In addition, management fees and accounting fees of $21,596 (July 31, 2004 - $13,328) were paid to the spouse of the President of the Company.

6.	Loan Payable

An unrelated party advanced the Company $25,000 on a non-interest bearing, unsecured basis. This amount is due on demand with no terms of repayment.

7.	Commitments

The Company entered into an operating lease for office premises. The lease requires monthly payments of $960 (CDN$1,174) commencing September 1, 2003 for a term of 3 years. In addition the Company is responsible for its proportionate share of operating costs, currently at $255 (CDN$312) per month. Future minimum lease payments are as follows:

2006	$14,580
2007	$1,215
$15,795

8.	Gain on Termination Fee

During the year ended July 31, 2005, the Company signed a Letter of Intent to acquire Mako Energy Corporation (“Mako”), a Delaware corporation engaged in the business of acquiring and developing certain oil and gas exploration licenses located in south-eastern Hungary. Mako terminated the letter of intent in February 2005, following which the Company entered into a Mutual Release Agreement (“MRA”) with Mako. Under the terms of the MRA, Mako agreed to pay $100,000 as a walk away fee. During the year ended July 31, 2005, the Company recovered the $100,000 termination fee and recognized a gain of $65,351, net of legal costs of $34,649.

9.	Income Tax

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $219,000, which commence expiring in 2021. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The valuation allowance established against the deferred tax assets decreased by $12,000 for the year ended July 31, 2005 and increased by $41,400 for the year ended July 31, 2004.

Coventure International Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
July 31, 2005

9.	Income Tax (continued)

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate of 35% compared to the Company’s effective tax rate follows:

	Year Ended July 31,
	2005	2004
	$	$

Statutory federal provision (benefit) from income taxes	14,700	(43,000)

Utilization of tax loss carryforward	(14,700)	–
Valuation allowance	–	43,000

Provision for income taxes	–	–

The components of the net deferred tax asset at July 31, 2005 and 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2005	2004
	$	$
Net Operating Loss	219,000	261,000
Statutory Tax Rate	35%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	76,700	88,700
Valuation Allowance	(76,700)	(88,700)
Net Deferred Tax Asset	–	–

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident	Age	Positions	Date Appointed
Address			Director

John Hromyk	44	President, Chief	August 31, 2001
P.O. Box 731		Financial Officer
Bragg Creek, Alberta		Secretary and
Canada T0L 0K0		Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2005 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total compensation paid or accrued by us for the three years ended July 31, 2005 on behalf of each of our named executive officers.

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION			LONG TERM COMPENSATION

					Awards		Payouts
								All
Name and Principal	Year	Salary	Bonus	Other	Restricted	Securities		other
Position				annual	stock	underlying	LTIP	compen -
		($)	($)	compensation	award(s)	options/SARs	payouts	sation ($)
				($)	($)	(#)	($)

John Hromyk, President,	2005	Nil	Nil	$4,535	Nil	Nil	Nil	Nil
Chief Financial Officer,	2004	Nil	Nil	$27,821	Nil	Nil	Nil	Nil
Secretary and director	2003	Nil	Nil	$2,205	Nil	Nil	Nil	$712

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

Option Grants in Last Fiscal Year

We do not have an option plan and we did not grant any options to purchase our common stock during the year ended July 31, 2005.

Long Term Incentive Plans - Awards in Last Fiscal Year

We do not have any long term incentive plans.

Benefit Plans

We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of our officers, directors and employees. The Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended July 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has in the last two fiscal years had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction in excess of $60,000:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters; or
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13. EXHIBITS

Exhibit No.	Document Description

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

21.1(2)	Subsidiary of Coventure International Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(3)	Code of Ethics and Business Conduct of Officers, Directors and Employees

(1) Incorporated by reference to same exhibit filed with the Company’s Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539
(2) Previously filed as an exhibit to our Form SB-2/A filed on December 17, 2002, SEC file no. 333-91664.
(3) Previously filed as an exhibit to our Form 10-KSB filed on November 12, 2004, SEC file no. 000-31539.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the year ended July 31, 2003 were audited by N. I. Cameron Inc., Chartered Accountants. On June 8, 2004 our board of directors appointed Manning Elliott, Chartered Accountants (“Manning Elliott”) as our independent public accountants. Our financial statements for the years ended July 31, 2004 and July 31, 2005 were audited by Manning Elliott.

Our board of directors reviews and approves audit and permissible non-audit services performed by Manning Elliott, as well as the fees charged by Manning Elliott for such services. In its review of non-audit service fees and its appointment of Manning Elliott as our independent public accountants, the board of directors considered whether the provision of such services is compatible with maintaining Manning Elliott’s independence. All of the services provided and fees charged by Manning Elliott in 2004 and 2005 were pre-approved by the board of directors.

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

The aggregate fees billed for professional services rendered by Manning Elliott for the audit of our annual financial statements and the review of the financial statements included in our annual report on Form 10-KSB for fiscal year ended July 31, 2004 and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for the three, six and nine month periods ended October 31, 2004, January 30, 2005 and April 30, 2005 were as follows:

	Year ended July 31, 2004	Three, Six and Nine Month
		Periods ended April 30, 2005
Audit Fees	$7,000	$7,750

The aggregate fees billed for professional services rendered by Manning Elliott in the fiscal year ended July 31, 2005 were $14,750.

We do not have an Audit Committee.

Audit-Related Fees

There were no other fees billed by Manning Elliott during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed for professional services rendered by Manning Elliott for tax compliance services in fiscal year 2005 was $1,775. No fees were billed for tax advice or tax planning. The fees billed were on account of the preparation of income tax returns.

All Other Fees

There were no other fees billed by Manning Elliott during the last two fiscal years for products and services provided by Manning Elliott.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENTURE INTERNATIONAL INC.

By	/s/ John Hromyk
John Hromyk
President (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer)
Date: October 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

COVENTURE INTERNATIONAL INC.

By	/s/ John Hromyk
John Hromyk
President (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer)
Date: October 28, 2005