Form 10QSB
period 2005-10-31
COVENTURE INTERNATIONAL INC
filed 2005-12-14
CIK 1120830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended October 31, 2005

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

                      Tang Xing Shu Ma Building, Suite 418
                                 Tang Xing Road
                               Xian High Tech Area
                             Xian, Shaanxi Province
                                      China
               (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code: 86-29-88323325

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes [x ] No [ ]

As of December 14, 2005 the Company had 5,051,022 shares of common stock issued and outstanding.


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No x


                                      INDEX

PART I           FINANCIAL INFORMATION

                 Item 1       Financial Statements

                              Consolidated Balance Sheets at October 31, 2005 (unaudited)                    F-2

                              Consolidated Statements of Operations for the three month periods ended        F-3
                              October 31, 2005 and 2004 (unaudited)

                              Consolidated Statements of Cash Flows for the three month periods ended        F-4
                              October 31, 2005 and 2004 (unaudited)

                              Notes To Consolidated Financial Statements (unaudited)                      F-5 - F-9

                 Item 2       Management's Discussion and Analysis or Plan of Operation                       10

                 Item 3       Controls and Procedures                                                         14

PART II          OTHER INFORMATION

                 Item 1       Legal Proceedings                                                               14

                 Item 2       Unregistered Sales of Equity Securities and Use of Proceeds                     14

                 Item 3       Defaults upon Senior Securities                                                 14

                 Item 4       Submission of Matters to a Vote of Security Holders                             14

                 Item 5       Other Information                                                               14

                 Item 6       Exhibits                                                                        15


                 SIGNATURES

                                      (ii)

PART I FINANCIAL INFORMATION

Item 1. Financial Statements


                          Coventure International Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                               October 31,
                                                                                                   2005
                                                                                                    $
ASSETS

Current Assets

  Cash & cash equivalents                                                                             17,469
  Prepaid expenses and deposits                                                                          403
-------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                                  17,872

Property and Equipment, net                                                                           16,750
Equipment Under Capital Lease                                                                          9,518
-------------------------------------------------------------------------------------------------------------

Total Assets                                                                                          44,140
-------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                                    16,702
  Accrued liabilities                                                                                 13,191
  Current portion of capital lease                                                                     3,940
  Deferred revenue                                                                                       618
  Due to related parties                                                                             105,314
  Loan payable                                                                                        25,000
-------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                            164,765

Capital Lease Obligation                                                                               4,696
-------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                                    169,461
-------------------------------------------------------------------------------------------------------------

Contingencies and Commitment

Stockholders' Deficit

Preferred Stock:
  5,000,000 shares authorized, $0.0001 par value, none issued                                              -

Common Stock:
  30,000,000 shares authorized, $0.0001 par value
  7,022,200 shares issued and outstanding                                                                702

Additional Paid-in Capital                                                                           139,280

Accumulated Other Comprehensive Loss                                                                 (11,299)

Deficit                                                                                             (254,004)
-------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                                         (125,321)
-------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                           44,140
-------------------------------------------------------------------------------------------------------------

 (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

                          Coventure International Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                   Three Month Periods Ended
                                                                            -------------------- -------------------
                                                                                October 31,         October 31,
                                                                                   2005                 2004
                                                                                     $                   $

Revenue                                                                                  11,259              67,023
--------------------------------------------------------------------------- -------------------- -------------------


Expenses

Advertising and promotion                                                                     -              10,748
Amortization                                                                              2,948               2,614
Commissions                                                                                   -               5,266
General and administrative                                                                5,921              30,949
Loss on property and equipment                                                            3,191                   -
Management fees and wages                                                                     -               6,169
Professional fees                                                                         7,193               3,000
Subcontract                                                                               3,142              25,396
--------------------------------------------------------------------------- -------------------- -------------------

Total Expenses                                                                           22,395              84,142
--------------------------------------------------------------------------- -------------------- -------------------

Net Loss                                                                                (11,136)            (17,119)

Other Comprehensive Loss:

                                                                                         (2,848)
Foreign Currency translation adjustment                                                  (2,848)             (8,309)
--------------------------------------------------------------------------- -------------------- -------------------

Comprehensive Loss                                                                      (13,984)            (25,428)
--------------------------------------------------------------------------- -------------------- -------------------

Net Loss Per Share - Basic and Diluted                                                        -                   -
--------------------------------------------------------------------------- -------------------- -------------------

Weighted Average Shares Outstanding                                                   7,022,000           7,022,000
--------------------------------------------------------------------------- -------------------- -------------------


 (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

                          Coventure International Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    Three Month Periods Ended
                                                                               -------------------------------------
                                                                                  October 31,       October 31,
                                                                                      2005              2004
                                                                                       $                 $

Operating Activities

Net loss                                                                             (11,136)          (17,119)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities
   Amortization                                                                        2,948             2,614
   Loss on property and equipment                                                      3,191                 -

   Changes in operating assets and liabilities
      Accounts receivable                                                              3,153               801
      Prepaid expenses and deposits                                                    1,163              (149)
      Accounts payable and accrued liabilities                                        (1,731)           16,656
      Due to related parties                                                          15,429            11,686
      Deferred revenue                                                               (14,453)           (2,734)
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities                                   (1,436)           11,755
--------------------------------------------------------------------------------------------------------------------

Investing Activities

   (Purchase of) proceeds from disposal of property and equipment                        803           (17,395)
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used In) Investing Activities                                      803           (17,395)
--------------------------------------------------------------------------------------------------------------------

Financing Activities

   Advances from related parties                                                           -            15,092
   Principle repayments on capital lease                                                (894)                -
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities                                     (894)           15,092
--------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                                   43            (6,167)
--------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash & cash equivalents                                    (1,484)            3,285

Cash & cash equivalents - Beginning of Period                                         18,953               940
--------------------------------------------------------------------------------------------------------------------

Cash & cash equivalents - End of Period                                               17,469             4,225
--------------------------------------------------------------------------------------------------------------------

 (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

                          Coventure International Inc.
                 Notes to the Consolidated Financial Statements
                                October 31, 2005
                                   (Unaudited)


1.   Nature of Operations and Continuance of Business

     Coventure International Inc. (the "Company") was incorporated in the State of Delaware, U.S.A. on March 31, 1999 as Bullet Environmental Systems, Inc. and changed its name on May 25, 2000 to Liquidpure Corp. On February 14, 2002, the Company changed its name to Coventure International Inc. These financial statements include the accounts of the Company and its wholly-owned subsidiary Coventure Canada Inc. (the "Subsidiary"). The Subsidiary was incorporated in the Province of Alberta, Canada on February 5, 2002.

     The Company is engaged in the business of providing management consulting, accounting and tax services. Subsequent to the period end, the Company changed its business to that of natural gas distribution. Refer to Note 8.

     The Company generated sufficient revenues that indicated planned principal activities commenced and as a result, the Company emerged from the development stage during the 2004 fiscal year. As of October 31, 2005, the Company has a working capital deficiency of $146,893, and accumulated losses of $254,004 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.
2.   Summary of Significant Accounting Policies

     1)   Basis of Presentation

          The accompanying consolidated balance sheet of Coventure International Inc. and subsidiary at October 31, 2005 and the consolidated statements of operations for the three month periods ended October 31, 2005 and 2004 and consolidated statements of cash flows for the three month periods ended October 31, 2005 and 2004 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

          Operating results for the three month periods ended October 31, 2005, are not necessarily indicative of the results that can be expected for the year ending July 31, 2006.

          These consolidated financial statements and related notes are prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. These statements include the accounts of the Company and its wholly-owned subsidiary Coventure Canada Inc., a company incorporated in the Province of Alberta, Canada. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year end is July 31.

     2)   Use of Estimates


          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates. 3) Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

                         Coventure International Inc.
                 Notes to the Consolidated Financial Statements
                                October 31, 2005
                                   (Unaudited)


      4)   Property and Equipment


          Property  and  equipment  consists  of  furniture  and  equipment  and leasehold improvements and is recorded at cost. Furniture and equipment are being amortized on a straight-line basis over their estimated useful lives of four years. During the period, the Company's lease was terminated, and the remaining carrying cost of leasehold improvements of $3,191 was charged to operations.

     5)   Long-Lived Assets


          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     6)   Foreign Currency Transactions/Balances


          The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss.

     7)   Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     8) Financial Instruments

          The fair value of financial instruments which includes cash, accounts receivable, prepaid expenses, loan payable, accounts payable, accrued liabilities, due to related parties and deferred revenue were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     9) Stock-Based Compensation

          The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123. The Company has not granted any stock-based awards since inception.

    10) Revenue Recognition

                          Coventure International Inc.
                 Notes to the Consolidated Financial Statements
                                October 31, 2005
                                   (Unaudited)


          The Company recognizes revenue from the sale of services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consists of consulting services and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

          The Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant accounts that are not expected to be collected are excluded from revenue. Deferred revenue represents customer deposits, which are recognized as revenue once the criteria for SAB 104 have been met.

     11)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three month period ended October 31, 2005, the Company had comprehensive loss of $13,984 which includes a foreign currency translation loss of $2,848.

     12)  Basic and Diluted Net Income (Loss) per Share

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

     13)  Recent Accounting Pronouncement

          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                          Coventure International Inc.
                 Notes to the Consolidated Financial Statements
                                October 31, 2005
                                   (Unaudited)


          In December 2004, the SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

     14)  Interim Financial Statements

          These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.   Property and Equipment

                                                                                                        October 31,
                                                                                   Accumulated            2005
                                                                      Cost         Amortization    Net Carrying Value
                                                                        $                $                   $
                                                                                                        (unaudited)
     Furniture and equipment                                         31,160         (14,410)                16,750
     Leasehold improvements                                           3,130          (3,130)                     -
     ---------------------------------------------------------------------------------------------------------------

                                                                     34,290         (17,540)                16,750
     ---------------------------------------------------------------------------------------------------------------

                          Coventure International Inc.
                 Notes to the Consolidated Financial Statements
                                October 31, 2005
                                   (Unaudited)

4.   Capital lease

     During the year ended July 31, 2005, the Company entered into a non-cancelable leasing arrangement involving certain assets owned by the Company. The Company sold equipment with a fair value of $12,515 and leased it back over a period of thirty-six months at an effective interest rate of 2.83% per annum. The leasor assumed the Company's obligations to the trade creditors related to the original acquisition of the assets. The Company maintains total use of the equipment and recorded a deferred gain. At October 31, 2005 the balance of the deferred gain is $618. The deferred gain will be amortized over the lease term. Amortization of equipment under capital leases was $1,088 for the three month period ended October 31, 2005.

     Property under capital lease is as follows:

                                                                    $

     Furniture and equipment (Leased equipment)                  13,179
     Less: Accumulated Amortization                              (3,661)
     ---------------------------------------------------------------------------

                                                                  9,518
     ---------------------------------------------------------------------------

     The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of October 31, 2005.

                                                                   $

     2006                                                        3,388
     2007                                                        4,517
     2008                                                        1,543
      --------------------------------------------------------------------------

     Total minimum lease payments                                9,448
     Less: Amounts representing interest                          (812)
      --------------------------------------------------------------------------
     Present value of net minimum lease payments                 8,636

     Current portion of obligations under capital leases         3,940
      --------------------------------------------------------------------------
     Long-term obligations under capital leases                  4,696
     ---------------------------------------------------------------------------



5.   Related Party Transactions/Balances

     1) The President of the Company and a company controlled by the President is owed $105,314 for cash advances and expenses paid on behalf of the Company as of October 31, 2005. This amount bears interest at 11.5% per annum, is unsecured and due on demand.

     2) The Company paid management fees of $0 and $5,000 to the President of the Company during the three month periods ended October 31, 2005 and 2004, respectively. In addition, management fees and accounting fees of $21,596 and $0 were paid to the spouse of the President of the Company during the three month periods ended October 31, 2005 and 2004, respectively.



6.   Loan Payable

     An unrelated party advanced the Company $25,000 on a non-interest bearing, unsecured basis. This amount is due on demand with no terms of repayment.


7.   Commitments

     On September 1, 2003 the Company entered into an operating lease for office premises for a term of 3 years. During the three month period ended October 31, 2005 the lease was terminated.

                          Coventure International Inc.
                 Notes to the Consolidated Financial Statements
                                October 31, 2005
                                   (Unaudited)

8.   Subsequent Event

     On December 6, 2005, the Company entered into and closed a share purchase agreement with Xian Xilan Natural Gas Co., Ltd., a corporation formed under the laws of the People's Republic of China ("Xilan" ), and each of Xilan's shareholders . Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of Xilan from the Xilan shareholders in exchange for 4,000,000 shares of the Company's common stock. Concurrently with the closing of the Purchase Agreement and as a condition thereof, the Company entered into an agreement with John Hromyk, the Company's President and Chief Financial Officer, pursuant to which Mr. Hromyk returned 5,971,178 shares of the Company's common stock to the Company for cancellation. Upon completion of the foregoing transactions, the Company had an aggregate of 5,051,022 shares of common stock issued and outstanding. The shares of common stock issued to the shareholders of Xilan were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

     Xilan was incorporated under the laws of the People's Republic of China on January 8, 2000 and is headquartered in Xian, China in Shaanxi Province. Xilan primarily engages in the transmission and distribution of natural gas to commercial, industrial and residential customers.

     In connection with the acquisition of Xilan on December 6, 2005, John Hromyk resigned as the sole officer of the Company and the executive officers of Xilan were appointed as executive officers of the Company.

     The exchange of shares with Xilan will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the Xilan obtained control of the Company. Accordingly, the merger of the two companies has been recorded as a recapitalization of Xilan, with Xilan being treated as the continuing entity.

     Unaudited revenue and net income of Xilan for the nine month periods ended September 30, 2005 and 2004 are as follows:

                                                 Nine  month  periods  ended
                                                  September 30, (Unaudited)
                                                  --------------------------

                                                       2005         2004
                                                  ------------ -------------
      Revenue                                     $ 2,714,042     $ 701,615

      Net income (loss) for the period            $   736,802     $(128,289)



Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis explains the major factors affecting our financial condition. The following discussion of our financial condition and plan of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this quarterly report.

In the fall of 2003 we began providing accounting, tax and business consulting services to small and medium sized businesses in-and-around the Calgary, Alberta region. The consulting services are designed to improve a client's profitability through strategic analysis, planning, consulting and ongoing evaluation. Our core services attempt to identify inefficiencies and trouble spots in a business before they cause significant problems.

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

As of October 31, 2005 we had approximately five clients serviced out of our Cochrane office. These clients are small and medium sized businesses that have selected one of our standard programs that incorporate tax and business advisory services for a one-year initial period. Client response has been strong and we have implemented numerous refinements to our programs from our experience with our clients.

Results of Operations

Three month periods ended October 31, 2005 and 2004

Our revenue for the three month period ended October 31, 2005 has decreased to $11,259 from $67,023 for the three month period ended October 31, 2004. The decreased revenue resulted in decreased expenses of $22,395 for the three month period ended October 31, 2005 as compared to $84,142 for the three month period ended October 31, 2004. The Company had net loss of $11,136 for the three month period ended October 31, 2005 compared to a net loss of $17,119 in the previous year period. The commissions expense for the three month period ended October 31, 2005 has decreased to $0 from $5,266 for the three month period ended October 31, 2004 as a result of the reduced number of clients currently being serviced.

During the three month period ended October 31, 2005 net cash used in operating activities was $1,436 and we incurred $803 on office equipment and leasehold improvements.

Liquidity and Capital Resources

At October 31, 2005 we had total current assets of $17,872 and a working capital deficit of $146,893. Our business has operated at a loss since inception and we have been unable to obtain adequate financing to continue our current operations. We have no current source of funds to fund our operations.

In order to resolve our lack of liquidity, our management has been actively seeking an adequately financed venture partner which is seeking the benefits of being publicly traded with which to merge.

Acquisition of Xi'an Xilan Natural Gas Co., Ltd.

On December 6, 2005, the Company entered into and closed a share purchase agreement with Xian Xilan Natural Gas Co., Ltd., a corporation formed under the laws of the People's Republic of China ("Xilan" ), and each of Xilan's shareholders . Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of Xilan from the Xilan shareholders in exchange for 4,000,000 shares of the Company's common stock. Concurrently with the closing of the Purchase Agreement and as a condition thereof, the Company entered into an agreement with John Hromyk, the Company's President and Chief Financial Officer, pursuant to which Mr. Hromyk returned 5,971,178 shares of the Company's common stock to the Company for cancellation. Upon completion of the foregoing transactions, the Company had an aggregate of 5,051,022 shares of common stock issued and outstanding. The shares of common stock issued to the shareholders of Xilan were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

Xilan was incorporated under the laws of the People's Republic of China on January 8, 2000 and is headquartered in Xian, China in Shaanxi Province. Xilan primarily engages in the transmission and distribution of natural gas to commercial, industrial and residential customers.

In connection with the acquisition of Xilan on December 6, 2005, John Hromyk resigned as the sole officer of the Company and the executive officers of Xilan were appointed as executive officers of the Company.


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

     (ii) Long-Lived Assets
          In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

    (iii) Revenue Recognition
          The Company recognizes revenue from the sale of services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consists of consulting services and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

          The Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant accounts that are not expected to be collected are excluded from revenue. Deferred revenue represents customer deposits, which are recognized as revenue once the criteria for SAB 104 have been met.

   (iv)  Foreign Currency Transactions/Balances
          The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss.

New Accounting Pronouncements

          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2004, the SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

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

Item 3.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our chief executive officer and chief financial officer. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Any system of controls can provide only reasonable and not absolute assurance that the objectives of the control system are met. In addition, the design of any control system is based upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon the evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2005 in timely alerting them to material information required to be included in our Exchange Act filings, and that such information is recorded, processed, summarized and reported within the time period required.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable

Item 6. Exhibits


31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 14, 2005

                                         COVENTURE INTERNATIONAL INC.


                                         By:/s/ MINQING LU
                                         -----------------------------
                                         Minqing Lu,
                                         Chief Executive Officer
                                         (Principal Executive Officer)




                                         By: /s/ XIAOGANG ZHU
                                         ---------------------------
                                         Xiaogang Zhu,
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer )