Form 10KSB
period 2005-12-31
China Natural Gas, Inc.
filed 2006-03-22
CIK 1120830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-31539


                             CHINA NATURAL GAS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


--------------------------------------------------------------------------------
               Delaware                                     98-0231607
--------------------------------------------------------------------------------
     State or other jurisdiction of                      I.R.S. Employer
     incorporation or organization                    Identification Number
--------------------------------------------------------------------------------


                      Tang Xing Shu Ma Building, Suite 418
                                 Tang Xing Road
                               Xian High Tech Area
                             Xian, Shaanxi Province
                                      China
                     (Address of principal executive office)


                    Issuer's telephone number: 86-29-88323325


       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

The Issuer's revenues for the year ending December 31, 2005 were $4,850,699.
As of March 17, 2006 the number of shares outstanding of the Issuer's common stock was 23,918,516.
As of March 17, 2006 the aggregate number of shares held by non-affiliates was approximately 15,227,500.
As of March 17, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $65,478,250, based on the average high and low price of $4.30 per share as of March 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE None

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                      INDEX

                                                                            Page

PART I........................................................................ 4
      ITEM 1.  DESCRIPTION OF BUSINESS........................................ 4
      ITEM 2.  DESCRIPTION OF PROPERTY........................................ 7
      ITEM 3.  LEGAL PROCEEDINGS.............................................. 8
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS............. 8

PART II....................................................................... 9
      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
               SECURITIES..................................................... 9
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......10
      ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................15
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................................16
      ITEM 8A. CONTROLS AND PROCEDURES........................................16
      ITEM 8B. OTHER INFORMATION..............................................16

PART III......................................................................17
      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT.............17
      ITEM 10. EXECUTIVE COMPENSATION.........................................18
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................19
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................20
      ITEM 13. EXHIBITS.......................................................21
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................21

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "China Natural Gas," "CHNG," "the Company," "we," "us," and "our" refer to China Natural Gas, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

      We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. and on May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International Inc. On December 6, 2005, we closed a Share Purchase Agreement with Xian Xilan Natural Gas Co., Ltd., a corporation formed under the laws of the People's Republic of China on January 8, 2000, and the shareholders of Xian Xilan Natural Gas Co., Ltd. Pursuant to the Agreement, we acquired all of the issued and outstanding capital stock of Xian Xilan Natural Gas Co., Ltd. from the shareholders of Xian Xilan Natural Gas Co., Ltd. On December 19, 2005 we changed our name to China Natural Gas, Inc.

Overview of Business

      We primarily engage in the transmission and distribution of natural gas to commercial, industrial and residential customers. As well as the distribution of compressed natural gas as a vehicular fuel to retail end users.

Business

End User Delivery of Natural Gas

      We are the sole authorized provider of natural gas to residential customers in certain parts of the Xian area, including Lantian County and the Baqiao District. We are currently supplying natural gas to approximately 50,000 households in the Xian area. Via a connecting point with a high pressure pipeline network from the government operated Shaanxi Natural Gas Company, natural gas with much lower pressure is delivered to our residential, commercial and industrial customers. We own approximately 120 km of high pressure pipeline. We are the only private company in Shaanxi province to own this type of high pressure pipeline.

      Our management is seeking to expand supply services to the Shangluo and Ankang areas of Shaanxi province. Upon approval from the government, we would also have the exclusive right to provide natural gas to residential and commercial end users in those areas. In order to obtain such approval, we were required to submit a project proposal for the feasibility of supplying gas to each area. In Ankang, we applied to the Urban and Rural Construction Bureau. In Shangluo, applications were made to the Municipal Administration Bureau. The approval process takes approximately four to six months and is pending.

Wholesale to Filling Stations

      We sell compressed natural gas to filling stations on a wholesale basis. The stations, in turn, sell natural gas to taxis and buses in Xian which operate on compressed natural gas (CNG) technology. Government statistics indicate that there are currently 5,000 buses and 20,000 taxis using natural gas in Xian. Each bus uses an average of 70 cubic meters of CNG per day and taxis use an average of 30 cubic meters of CNG per day (source: Xian Clean Fuel Vehicles Commission
2005).

      In July 2005, we purchased a Compressor Station which is operated in proximity to our pipeline and which allows us to compress and transport natural gas via truck to retail gas stations. We also plan to develop a liquefied form of natural gas (LNG) that can be transported over longer distances by gas tanker truck and which could expand our geographical sales. We are currently conducting a feasibility study with regard to LNG production. This study should be completed in June 2006. In order to construct an appropriate LNG plant, we will require approximately US$19 million (RMB 150 million), with construction of the plant completed by year end 2006, testing in October 2007 and production commencing in December 2007, assuming appropriate financing can be obtained. We can begin the process with our current licenses but in the future will require approval from Shaanxi Development and Reform Commission for LNG production.

Retail Filling Stations

      Based on company estimates, by the end of June 2005, the total demand for compressed natural gas vehicular fuel in the Xian area was approximately one million cubic meters per day. We expect demand for natural gas as a transport fuel to continue to increase based on government clean energy policy as expressed in the proposal for the Eleventh Five Year Plan (2006-2010) and the end-user cost advantages of CNG fuel over gasoline. We estimate that the average filling station in Xian pumps approximately 12,000 cubic meters of natural gas per day. Based on a survey we conducted, as of November 1, 2005, there were 31 filling stations in Xian pumping approximately 372,000 cubic meters of CNG fuel per day, a figure well below estimated total demand.

      As of February 9, 2006 we have completed construction and are operating two natural gas filling stations in the Xian metropolitan area. Currently, we purchase natural gas for 1.16 RMB/cubic meter and sell each cubic meter for 1.90RMB net of VAT. The construction time for each filling station is 45-60 days and the cost is approximately US$600,000. As of March 17, 2006, we are in the process of constructing our third natural gas filling station. We continue to evaluate additional sites for natural gas filling stations in the Xian metropolitan area.

      Our management believes that our vertically integrated operation should allow us to be able to surpass the average sales volume of competing stations, estimated at 12,000 cubic meters per day, based on our proprietary supply of CNG from our own pipeline.

Marketing

      We market to the end user delivery of the natural gas segment of the business through advertising in the general media and direct solicitation of real estate development companies and government officials. We participate in trade shows and conferences such as the 7th Xian Global Gas Fuels Technology Equipment and Auto Service Station Exhibition which was held in June 2005. For the retail filling station segment of the business, we will target advertising to taxi drivers, who are the largest segment of end-users of the company's CNG fuel product. A discount loyalty card will be made available to the professional driving community including taxi and bus drivers. Brochures, radio and newspaper advertisements and point of sale displays will also be utilized.

Suppliers

      Currently, we have only one natural gas supplier, the Shaanxi Natural Gas Co., Ltd., a government owned enterprise. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised their policies, and contract terms are now six months and subject to review prior to renewal. Our management reports that we do not expect any issues or difficulty in continuing to renew the supply contracts going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

Customers

Residential/Commercial

      We supply natural gas to approximately 50,000 residential customers in Lantian County, Lintong and Baqiao Districts in the jurisdiction of Xian. These residences include apartment blocks and small estates. Commercial customers include small businesses like restaurants and office buildings.

Industrial

      Within the Xian region there are several industries to which we supply natural gas as a raw material for their production process including the Xiwei Aluminum Company.

Wholesale to Filling Stations

      Currently, we supply natural gas to several of the privately owned and operated CNG filling stations in the Xian area. Upon the completion of construction of our company-owned filling stations, we will also supply our own filling stations for sales to retail end users.

Industry Overview

      China's rapidly expanding economy is stretching the limits of its energy resources. Currently, only 3% of China's total energy usage is natural gas, while the world's average consumption of natural gas is 24% of total energy usage. (source: US Energy Information Administration ("EIA"), August 2005) Over the next 5 years, China's use of natural gas is generally expected to double. China's domestic reserve of natural gas was estimated to be 53.3 trillion cubic feet (tcf) at the beginning of 2005 (source: EIA August 2005). The country's largest reserves are located in western and north central China, including the Province of Shaanxi, the home of CHNG.

      In order to meet the growth in natural gas demand, the PRC government has encouraged private companies to invest in and build the natural gas infrastructure. On December 27, 2002, the Ministry of Construction issued a memorandum stating that regulation of the public utility industry (including gas distribution) should be liberalized and foreign and private investment participation should be encouraged and welcomed. The memorandum encouraged private investment in the sector and provided a legal framework for private urban natural gas distribution.

Intellectual Property

      We have applied for a service mark on the "Xilan" name, which is used in connection with all services.

Research and Development

      We have not had any material research and development expenses over the past two years. We project expenditures of approximately $100,000 for research and development in 2006. The funding source for all research and development expenses is expected to come from operating cash flows.

Governmental and Environmental Regulation

      To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

      o Qualified Urban Fuel Operator Business License authorized by the Shaanxi Construction Bureau, the local office of the Ministry of Construction, effective from January 2, 2004 to January 2, 2009. (License number SHAANRANZHI 166)
      o License to Supply, Install Equipment and Maintain Gas Fuel Lines issued by the local Gas Fuels for Heating Bureau, an agency of the Ministry of Construction and the Xian Natural Gas Management Bureau. (License number: XIRAN 136)
      o Safety and Inspection Regulation for Special Equipment Safety Inspection Standards for High Pressure Pipeline and Technical Safety Inspection Regulations from the Shaanxi Quality and Technology Inspection Bureau for compressor stations and pressure storage tank system. (Approval letter reference: 2004SHAANGUOCHUHAN033)
      o Annual Safety Inspection of Lightning Conductor Equipment approved by the Shaanxi Meteorology Bureau. (Certificate number 0005274)

      The Citygate and Compressor Stations are approved by the local office of the Ministry of Construction.

      Fuel service station standards are subject to regulation by the Ministry of Construction, the General Administration of Quality Supervision, and the Bureau of Inspection and Quarantine of the People's Republic of China. Certificates will be issued upon satisfactory inspection of service stations.

      There are various standards that must be met for filling stations including handling and storage of gas, tanker handling, and compressor operation. These standards are regulated by the Local Ministry of Construction and the Gas Field Operation Department of the Municipal Administration Committee. Inspections will be carried out by the Municipal Development and Reform Commission which will issue a certificate for the handling of dangerous chemical agents.

      Standards for the design and construction of filling stations must conform to GB50156-2202 and technology standard BJJ84-2000.

Competition

      The three largest state owned energy companies, CNPC (China National Petroleum Corporation) Group, SINOPEC, and CNOOC are principally engaged in the upstream supply of energy and are major players in exploration and transportation of oil and gas. They build much of the country's high pressure pipeline infrastructure. Natural gas is distributed to smaller regional firms that redistribute the gas to the end user, either through lower pressure pipeline networks, or via tankers in the form of liquid natural gas (LNG).

      We are aware of two privately owned companies in China which may be considered to be our direct competitors: Xinjiang Guanghui LNG Development Corporation Ltd and Xin'Ao Gas Field Ltd. Xinjiang Guanghui LNG Development Corporation Ltd is primarily involved in the transportation of LNG via tanker truck to storage facilities from natural gas wells. Xin'Ao Gas Field Ltd. is a publicly owned company traded on the Hong Kong Exchange, distributing natural gas via pipeline, doing business in 13 provinces and municipalities that have a combined population of 31 million. Neither Xinjiang Guanghui nor Xin'Ao is approved to supply natural gas to any area in which Xilan is currently operating.

      Currently, there are approximately 31 filling stations in Xian City. Thirteen of these stations are state owned enterprises. The other 18 stations are privately owned with the majority of these being single station operators. We believe that we can effectively compete with the stations based upon our organization, experience and financial resources.

Employees

      As of March 17, 2006 we had a total of 243 employees in the following capacities: 6 in management; 16 in administrative; 87 in operations; 5 in sales department; 38 in R&D ; 16 in finance and 75 employees at the retailing filling station. We have not experienced any work stoppages and we consider relations with our employees to be good. We are not a party to any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

      Our principal executive offices are located at Tang Xing Shu Ma Building, Suite 418, Tang Xing Road, Xian High Tech Area, Xian, Shaanxi Province, China. Office #1 consists of approximately 137.9 square meters which are rented on a monthly basis for $510.11 and office #2 consists of approximately 265.59 square meters which are rented on a monthly basis for $982.45.

      Our properties are located in Lantian county, Baqiao District and Gaoxin District of Xian, Shaanxi province. We own a 120km high-pressure underground pipeline network and two Citygate stations (terminals) with accompanying buildings and equipment. We lease the main office building where we are headquartered and three filling station sites.

      We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      On March 17, 2004, our common stock was approved for listing on the Over-the-Counter Bulletin Board under the symbol "CVNI" and on December 19, 2005 our symbol was changed to "CHNG" and our fiscal year end was changed to December
31. The following table sets forth, for the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board, reflecting the applicable fiscal periods based on the change in our fiscal year end. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                   -----------------------------
Period                                                  High*           Low*
                                                   -------------   -------------
December 31, 2005 ...........................         $  3.60        $  0.5275
July 31, 2005 ...............................         $  6.00        $    0.50
April 30, 2005...............................         $  2.90        $    1.05
January 31, 2005 ............................         $  7.25        $    0.45
October 30, 2004 ............................         $  0.45        $    0.45
July 31, 2004 ...............................         $  1.50        $    0.25
April 30, 2004 ..............................         $  0.30        $    0.30

      As of February 13, 2006, there were approximately 50 holders of record and 492 beneficial owners of our common stock.

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

Recent Issuances of Unregistered Securities.

      On January 17, 2006, the Company entered into securities purchase agreements with an accredited investor and completed the sale of $2,824,802 of units. The units contained an aggregate of 1,008,857 shares of common stock and 274,633 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company.

      On January 10, 2006 through January 13, 2006 the Company entered into securities purchase agreements with four accredited investors and completed the sale of $2,195,198 of units. The units contained an aggregate of 783,999 shares of common stock and 213,422 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities acted as the placement agent of the transaction and received warrants to purchase 121,955 shares of common stock on the same terms and conditions as the investors.

      On January 6, 2006 and January 9, 2006, the Company entered into securities purchase agreements with four accredited investors and completed the sale of $5,380,000 of units. The units contained an aggregate of 1,921,572 shares of common stock and 523,055 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities acted as the placement agent of the transaction and received warrants to purchase 298,888 shares of common stock on the same terms and conditions as the investors.

      * All of the above offerings and sales were deemed to be exempt under
Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

      Pursuant to a Share Purchase Agreement, which closed on December 6, 2005, we issued an aggregate 4,000,000 shares of common stock to former shareholders of Xian Xilan Natural Gas Co., Ltd. These shares were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

      The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See "Factors Which May Affect Future Results"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Corporate History

      We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. and on May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International Inc. On December 6, 2005, we closed a Share Purchase Agreement with Xian Xilan Natural Gas Co., Ltd., a corporation formed under the laws of the People's Republic of China on January 8, 2000, and the shareholders of Xian Xilan Natural Gas Co., Ltd. Pursuant to the Agreement, we acquired all of the issued and outstanding capital stock of Xian Xilan Natural Gas Co., Ltd. from the shareholders of Xian Xilan Natural Gas Co., Ltd. On December 19, 2005 we changed our name to China Natural Gas, Inc.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and Other Receivable

We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. We compare the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the construction of pipelines.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

      Office equipment                                             5 years
      Operating equipment                                       5-20 years
      Vehicles                                                     5 years
      Buildings                                                   30 years

Construction In Progress

Construction in progress consists of the cost of constructing building and plant for our company's use. The major cost of construction in progress relates to material, labor and overhead.

Contracts in Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time.

Revenue Recognition

Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to our customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

Income Taxes

We utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%. The Company is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, the Company's income is subject to a reduced tax rate of 15%.

Foreign Currency Transactions and Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our transactions occur in Chinese Renminbi. The unit of Renminbi is in Yuan.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

We believe that the adoption of these standards will have no material impact on our financial statements.

Twelve Months Ended December 31, 2005 compared to Twelve Months Ended December 31, 2004

Revenue. The Company generated revenues of $4,850,699 for the twelve months ended December 31, 2005, an increase of $3,966,286 or 448%, compared to $884,413 for the twelve months ended December 31, 2004. The increase in revenues was due to increased construction and installation revenue as the company signed new residential and commercial customers as well as the sale of natural gas. The sale of natural gas increased 450% over the previous year. The new households pay approximately 60% of the construction costs up front and the balance is paid as part of the monthly natural gas bill.

Gross profit. The Company achieved a gross profit of $2,446,662 for the twelve months ended December 31, 2005, an increase of $2,076,295 or 560%, compared to $370,367 for the twelve months ended December 31, 2004. Gross margin, as a percentage of revenues, increased to 50.4% for the twelve months ended December 31, 2005, from 41.9% for the twelve months ended December 31, 2004. The increase in gross profit is due to the increased construction and installation activity and a 396% increase in the gross profit achieved from the sale of natural gas over the same period the previous year. The increase in gross margin is attributable to the margins that are received during construction and installation, the company works with gross margins that are approximately 50%, mostly due to the low cost of labor. This segment of our business, although not a monthly recurring business is highly profitable.

Operating expenses. The Company incurred operating expenses of $975,083 for the twelve months ended December 31, 2005, an increase of $444,866 or 83.9%, compared to $530,217 for the twelve months ended December 31, 2004. These operating expenses are related to increased sales and marketing costs to sign new residential and commercial customers that were put on line in 2005. In addition the company began to address the filling station strategy, identifying possible locations for the filling stations and commencing the process of applying to the proper governmental agencies for all necessary approvals and licenses to construct the new filling stations.

Net Income. Net income increased to $1,473,039 for the twelve months ended December 31, 2005, an increase of $1,634,807, from $(161,768) for the twelve months ended December 31, 2004. After tax net income was $1,252,083 for the twelve months ended December 31, 2005, there was no income tax in the year ended December 2004, the company had a net loss for the year. The increase is attributed to the growth of construction and installation fees and the sale of natural gas.

Liquidity and Capital Resources

      As of December 30, 2005 the Company had $675,624 cash and cash equivalents on hand compared to $62,998 cash and cash equivalents as of December 30, 2004. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations. In January 2006, we entered into securities purchase agreements with several accredited investors and completed the sale of $10.4 million of units. The proceeds of the financing are intended for the investment necessary to construct natural gas filling stations, purchase of raw materials and working capital.

      The Company had net cash flows provided by operations of $1,935,871 for the twelve months ended December 30, 2005 as compared to net cash provided by operations of $24,035 in the corresponding period last year. The increase in net cash flows from operations in the current period as compared to corresponding period last year was mainly due to the decrease of payables to related parties in 2004 of $917,642, an increase of $662,950 in other payables during the twelve months ended December 31, 2005. However, unearned revenue did decrease $642,254 during the twelve months ended December 31, 2005.

      Cash outflows for investing activities increased from $4,773 to $4,871,821 as a result of advance payments made to equipment suppliers for investments necessary to construct and build the filling stations and for construction materials used to build the pipelines to individual households. The Company had inflows from investment activities of $3,504,460 during the year ended December 31, 2005, Xilan issued 29,000,000 shares of common stock prior to the merger with the company.

      The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China.

      There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX

                     China Natural Gas, Inc. and Subsidiary
                        Consolidated Financial Statements
                     Years Ended December 31, 2005 and 2004

                                    Contents

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements:

      Consolidated Balance Sheet as of December 31, 2005                     F-2

      Consolidated Statements of Operations and Other Comprehensive Income
        for the years ended December 31, 2005 and 2004                       F-3

      Consolidated Statement of Stockholders' Equity for the years ended
        December 31, 2005 and 2004                                           F-4

      Consolidated Statements of Cash Flows for the years ended
        December 31, 2005 and 2004                                           F-5

      Notes to Consolidated Financial Statements                             F-6

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Natural Gas, Inc.

We have audited the accompanying consolidated balance sheets of China Natural Gas, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Natural Gas, Inc. and subsidiary as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Kabani & Company, Inc.,
Certified Public Accountants
Los Angeles, California

February 24, 2006

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005

                                     ASSETS
CURRENT ASSETS:
     Cash & cash equivalents                                          $      675,624
     Accounts receivable                                                       6,096
     Other receivable                                                        158,584
     Inventory                                                                45,361
     Advances to suppliers                                                    13,712
     Prepaid expense                                                          15,882
                                                                      --------------
           Total current assets                                              915,259

PROPERTY AND EQUIPMENT, net                                                8,267,897

CONSTRUCTION IN PROGRESS                                                   1,726,810

INTANGIBLE ASSETS                                                              1,096
                                                                      --------------
     TOTAL ASSETS                                                     $   10,911,062
                                                                      ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable & accrued expense                               $      193,592
     Other payables                                                          738,745
     Unearned revenue                                                        303,175
                                                                      --------------
           Total current liabilities                                       1,235,512

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.0001 per share; authorized 5,000,000
       shares; none issued
     Common stock, $0.0001 per share; authorized 30,000,000 shares;
       issued and outstanding 20,204,088                                       2,020
     Additional paid-in capital                                            8,331,458
     Cumulative translation adjustment                                       228,747
     Statutory reserve                                                       169,722
     Retained earnings                                                       943,603
                                                                      --------------
           Total stockholders' equity                                      9,675,550
                                                                      --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   10,911,062
                                                                      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                            Years Ended December 31,
                                                             2005              2004
                                                        --------------    --------------
Revenue
      Natural gas revenue                               $    1,687,154    $      306,306
      Construction / installation revenue                    3,163,545           578,107
                                                        --------------    --------------
            Total revenue                                    4,850,699           884,413

Cost of revenue
      Natural gas cost                                       1,293,585           226,944
      Construction / installation cost                       1,110,452           287,102
                                                        --------------    --------------
                                                             2,404,037           514,046
                                                        --------------    --------------
Gross profit                                                 2,446,662           370,367

Operating expenses
      Selling expenses                                         474,855           387,768
      General and administrative expenses                      500,228           142,449
                                                        --------------    --------------
            Total operating expenses                           975,083           530,217
                                                        --------------    --------------
Income (loss) from operations                                1,471,579          (159,850)

Non-operating income (expense):
      Interest income                                            2,131             1,618
      Other expense                                               (671)           (3,536)
                                                        --------------    --------------
            Total non-operating income (expense)                 1,460            (1,918)
                                                        --------------    --------------

Income (loss) before income tax                              1,473,039          (161,768)

Income tax                                                     220,956                --
                                                        --------------    --------------
Net income (loss)                                            1,252,083          (161,768)

Other comprehensive income / (loss)
      Foreign currency translation gain                        228,175                --
                                                        --------------    --------------
Comprehensive Income (loss)                             $    1,480,258    $     (161,768)
                                                        ==============    ==============

Basic and diluted weighted average shares outstanding       16,299,469         9,275,362
                                                        ==============    ==============

Basic and diluted earnings (loss) per share             $         0.08    $        (0.02)
                                                        ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                            Accumulative
                                                              Additional        Other                     Retained         Total
                                        Common Stock            Paid        Comprehensive   Statutory     Earnings     stockholders'
                                    Shares         Amount     in Capital        Gain         Reserve      (deficit)       equity
                                  -----------   -----------   -----------    -----------   -----------   -----------    -----------
Balance January 1, 2004             9,275,362   $       928   $ 4,831,468    $        --   $     3,457   $    19,553    $ 4,855,406

Cumulative translation
  adjustment                               --            --            --            572                                        572

Net loss for the year ended
  December 31, 2004                        --            --            --             --            --      (161,768)      (161,768)
                                  -----------   -----------   -----------    -----------   -----------   -----------    -----------
Balance December 31, 2004           9,275,362           928     4,831,468            572         3,457      (142,215)     4,694,210

Shares issued for cash              6,724,638           672     3,503,788             --            --            --      3,504,460

Recapitalization on reverse
  acquisition                       4,204,088           420        (3,798)            --            --            --         (3,378)

Cumulative translation adjustment          --            --            --        228,175            --            --        228,175

Net Income for the year ended
  December 31, 2005                        --            --            --             --            --     1,252,083      1,252,083

Retained earning for year 2005
  reserve                                  --            --            --             --       166,265      (166,265)            --
                                  -----------   -----------   -----------    -----------   -----------   -----------    -----------
Balance December 31, 2005          20,204,088   $     2,020   $ 8,331,458    $   228,747   $   169,722   $   943,603    $ 9,675,550
                                  ===========   ===========   ===========    ===========   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                    2005              2004
                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                        $    1,252,083    $     (161,768)
      Adjustments to reconcile net income (loss)
        to net cash provided in operating activities:
            Loss on disposal of property                                  971             3,242
            Depreciation and amortization                             347,923           314,453
            (Increase) / decrease in assets:
                  Accounts receivable                                  (1,011)           (4,943)
                  Inventory                                             2,234           (46,440)
                  Other receivable                                   (132,553)           (6,525)
                  Advances to suppliers                               (12,773)           14,982
                  Prepaid expense                                     (15,441)              (99)
                  Contract in progress                                381,315           118,537
            Increase / (decrease) in current liabilities:
                  Accounts payable                                     92,427           (64,344)
                  Payable to related party                                 --          (917,642)
                  Other payables                                      662,950            (2,854)
                  Unearned revenue                                   (642,254)          777,436
                                                               --------------    --------------
      Net cash provided by operating activities                     1,935,871            24,035
                                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Payment  on purchase of property and equipment         (3,170,629)           (5,981)
            Cash acquired in reverse merger transaction                    86                --
            Additions to construction in progress                  (1,700,792)               --
            Additions to Intangible assets                             (1,096)               --
            Proceeds from disposal of property                            610             1,208
                                                               --------------    --------------
      Net cash used in investing activities                        (4,871,821)           (4,773)
                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Stock issued for cash                                   3,504,460                --
                                                               --------------    --------------

Effect of exchange rate changes on cash and cash equivalents           44,116                --

NET INCREASE IN CASH & CASH EQUIVALENTS                               612,626            19,262

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                             62,998            43,736
                                                               --------------    --------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                               675,624    $       62,998
                                                               ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
            Interest                                           $           --    $           --
                                                               ==============    ==============
            Income tax                                         $          969    $          210
                                                               ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Xi'an Xilan Natural Gas Co, Ltd. ("XXNGC") was incorporated on January 8, 2000 in Xi'an city in the Shaanxi province, China. The core business of XXNGC is distribution of natural gas to commercial, industrial and residential customers, construction of pipeline networks, and installation of natural gas fittings and parts for end-users. XXNGC has an exclusive permit to provide gas utility service in Lantian County, Lintong and Baqiao District of Xi'an city, China.

On December 6, 2005, XXNGC entered into and closed a share purchase agreement with Coventure International, Inc. ("Coventure"), a public shell in the United States of America. Pursuant to the purchase agreement, Coventure acquired all of the issued and outstanding capital stock of XXNGC in exchange for 16,000,000 (post-split) shares of Coventure's common stock.

Concurrently with the closing of the purchase agreement and as a condition thereof, Coventure entered into an agreement with John Hromyk, its President and Chief Financial Officer, pursuant to which Mr. Hromyk returned 23,884,712 (post-split) shares of Coventure's common stock for cancellation. Upon completion of the foregoing transactions, Coventure had an aggregate of 20,204,088 (post-split) shares of common stock issued and outstanding.

As a result of the merger, XXNGC's stockholders own approximately 80% of the combined company and the directors and executive officers of XXNGC became the directors and executive officers of the Coventure. Accordingly, the transaction has been accounted for as a reverse acquisition of Coventure by XXNGC resulting in a recapitalization of XXNGC rather than as a business combination. XXNGC is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of XXNGC have been presented for the comparative prior period. The historical cost of the net liabilities of Coventure that were acquired was $3,378. Pro forma information is not presented as the financial statements of Coventure are insignificant. In addition, Coventure changed it name to China Natural Gas, Inc. (hereafter referred to as the "Company") and the stockholders approved a stock dividend of three shares for each share held, which has been accounted for as a four to one forward stock split. All shares and per share data have been restated retrospectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiary, XXNGC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of December 31, 2005 and 2004, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and Other Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Allowance for uncollectible accounts as of December 31, 2005 is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the construction of pipelines.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

      Office equipment                                             5 years
      Operating equipment                                       5-20 years
      Vehicles                                                     5 years
      Buildings                                                   30 years

At December 31, 2005, the following are the details of the property and equipment:

      Office equipment                                       $      31,167
      Operating equipment                                        7,788,345
      Vehicles                                                     257,847
      Buildings                                                  1,301,555
                                                              ------------
                                                                 9,378,914
      Less accumulated depreciation                             (1,111,017)
                                                              ------------
                                                              $  8,267,897
                                                              ============

Depreciation expense for the years ended December 31, 2005 and 2004 was $347,923 and $314,453, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005 there were no significant impairments of its long-lived assets.

Construction In Progress

Construction in progress consists of the cost of constructing building and plant for the Company's use. The major cost of construction in progress relates to material, labor and overhead.

Contracts in Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. As of December 31, 2005, the Company has no contracts in progress.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time.

Deferred Revenue

Deferred revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2005 and 2004 were insignificant.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. No options have been granted for the years ended December 31, 2005.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2005, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%. The Company is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, the Company's income is subject to a reduced tax rate of 15%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

                                                            For the Years
                                                          Ended December 31,
                                                          2005          2004
                                                       ----------    ----------

            Tax provision (credit) at statutory rate           34%         (34%)

            Foreign tax rate difference                       (19%)         19%

            Change in valuation allowance                      --           15%
                                                       ----------    ----------
                                                               15%           --
                                                       ==========    ==========

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in The People's Republic of China. All of the Company's assets are located in The People's Republic of China.

Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - Other Payables

Other payable consists of the following as of December 31, 2005:

            Other accounts payable                        $  350,151
            Welfare payable                                    1,933
            Tax payable                                      377,316
            Other levies                                       5,908
            Other                                              3,437
                                                          ----------
                                                          $  738,745
                                                          ==========

Note 4 - Stockholders' Equity

During the year ended December 31, 2005 the Company sold 6,724,638 shares of common stock for cash proceeds of $3,504,460. Also, in connection with the reverse merger transaction with Coventure, the Company issued 4,204,088 shares (See Note 1). In addition, the Company affected a four to one forward stock split which was accounted for retrospectively.

Note 5 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $13,275 and $10,045 for the years ended December 31, 2005 and 2004, respectively.

Note 6 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People's Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

      i.    Making up cumulative prior years' losses, if any;

      ii. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

      iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

      iv. Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Company has appropriated $166,265 as reserve for the statutory surplus reserve and welfare fund for the year ended December 31, 2005 and $3,547 for the year ended December 31, 2003. No allocation was made for the year ended December 31, 2004 as the Company had net loss from operations.

Note 7 - Earnings Per Share

Earnings (loss) per share for the years ended December 31, 2005 and 2004 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. At December 31, 2005 and 2004, there were no dilutive securities.

Note 8 - Current Vulnerability Due to Certain Concentrations

For the years ended December 31, 2005 and 2004, the Company purchased all of the natural gas for resale from one vendor, Shaanxi Natural Gas Co., Ltd., a government owned enterprise. No amount was owing to this vendor at December 31, 2005. The Company has had annual agreements with Shaanxi Natural Gas that requires the Company to purchase a minimum amount of natural gas. For the years ended December 31, 2005 and 2004, the minimum purchases were 2.36 million and
1.60 million cubic meters, respectively. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised their policies, and contract terms are now six months and subject to review prior to renewal. The Company's management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the year ended December 31, 2005, two supplier accounts for 51.5% and 13.3% of the total equipment purchased by the Company.

Four customers accounted for 34.7%, 21.2%, 14.0% and 10.8% of the Company's revenue for the year ended December 31, 2005 and three customers accounted for 37.3%, 36.1% and 10.0% of the Company's revenue for the years ended December 31, 2004.

Three customers accounted for 40%, 17% and 17%, respectively, of construction/installation revenue for 2005. Two customers accounted for 36% and 37%, respectively, of construction/installation revenue in 2004.

The Company's operations are carried out in the People's Republic of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People's Republic of China, by the general state of the People's Republic of China`s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 9 - Related Party Transactions

Included in other payables in the accompanying balance sheet at December 31, 2005 is $349,916 due to stockholder of the Company.

Note 10 - Subsequent Events

On January 6, 2006 and January 9, 2006, the Company entered into securities purchase agreements with four accredited investors and completed the sale of $5,380,000 of units. The units contained an aggregate of 1,921,428 shares of common stock and 523,055 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities acted as the placement agent of the transaction.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock and those issuable upon exercise of the warrants. If the registration statement is not filed within 45 days from the date of investment, or declared effective within 90 days thereafter (135 days if the registration statement receives a full review by the SEC), or if the registration is suspended other than as permitted in the registration rights agreement between the Company and the investors, the Company is obligated to pay the investors certain fees in the amount of 1% of the aggregate amount invested, per month, and the obligations may be deemed to be in default.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with non-accountable expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 298,888 shares of common stock on the same terms and conditions as the investors. The warrants issued to the placement agent are being treated as a cost of raising capital. The warrants were valued using the Black Scholes pricing model; however, recording the value of the warrants in the financial statements has no impact as the value of the warrants is both debited and credited to additional paid in capital.

On January 10, 2006 through January 13, 2006, the Company entered into securities purchase agreements with four accredited investors and completed the sale of $2,195,198 of units. The units contained an aggregate of 783,999 shares of common stock and 213,422 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities acted as the placement agent of the transaction.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock and those issuable upon exercise of the warrants. If the registration statement is not filed within 45 days from the date of investment, or declared effective within 90 days thereafter (135 days if the registration statement receives a full review by the SEC), or if the registration is suspended other than as permitted in the registration rights agreement between the Company and the investors, the Company is obligated to pay the investors certain fees in the amount of 1% of the aggregate amount invested, per month, and the obligations may be deemed to be in default.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with non-accountable expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 121,955 shares of common stock on the same terms and conditions as the investors. The warrants issued to the placement agent are being treated as a cost of raising capital. The warrants were valued using the Black Scholes pricing model; however, recording the value of the warrants in the financial statements has no impact as the value of the warrants is both debited and credited to additional paid in capital.

On January 17, 2006, the Company entered into securities purchase agreements with an accredited investor and completed the sale of $2,824,802 of units. The units contained an aggregate of 1,008,857 shares of common stock and 274,633 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock and those issuable upon exercise of the warrants. If the registration statement is not filed within 45 days from the date of investment, or declared effective within 90 days thereafter (135 days if the registration statement receives a full review by the SEC), or if the registration is suspended other than as permitted in the registration rights agreement between the Company and the investors, the Company is obligated to pay the investors certain fees in the amount of 1% of the aggregate amount invested, per month, and the obligations may be deemed to be in default.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Below are the names and certain information regarding our executive officers and directors:

--------------------------------------------------------------------------------
Name                         Age     Position
--------------------------------------------------------------------------------
Minqing Lu                   43      Chief Executive Officer and Director
--------------------------------------------------------------------------------
Xiaogang Zhu                 51      Chief Financial Officer
--------------------------------------------------------------------------------
Yuman Chen                   35      Vice President - Marketing
--------------------------------------------------------------------------------
Liangzhong Li                44      Vice President - Construction
--------------------------------------------------------------------------------
Qinan Ji                     48      Chairman of the Board
--------------------------------------------------------------------------------
Bo Chen                      48      Vice Chairman of the Board
--------------------------------------------------------------------------------

      Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Qinan Ji, Chairman of the Board of Directors - Mr. Ji joined Xilan as the Chairman of the Board of Directors in 2005. In 1996, he founded the Anxian Hotel in Weinan City in Shaanxi Province. In 2001, he formed the Xian Sunway Technology and Industry Co., Ltd. He has more than 20 years experience in the energy and petroleum industries in operational, administrative, management and government relations roles. He received a Bachelor of Economy Management from North West University (Shaanxi).

Bo Chen, Vice Chairman of the Board of Directors - Mr. Chen was named Vice Chairman of the Board of Directors of Xilan in October 2005. He is currently the President of Bodisen Biotech, Inc., a publicly listed company on the AMEX (symbol: BBC), and is one of its original founders and stockholders having joined that company in 2000. From August 1997 to August 2001, Mr. Chen was Chief Operations Officer and Chief Technology Officer of Shaanxi Bodisen Chemical Co., Ltd. From July 1994 to December 1997, he was the Chief Executive Officer and President of Yang Ling Shikanglu Chemical Technology Development Co., Ltd. He received his Bachelor of Science degree from Shaanxi Normal College in July 1984.

Minqing Lu, Chief Executive Officer, Member of the Board of Directors - Mr. Lu joined Xilan in February 2005. He is Chief Executive Officer and serves on the Board of Directors. From February 1999 to May 2002, he was the executive director of Beijing Peixinkenu Investment Consultancy Company. From May 2002 to July 2004, he was President of Fenghua Aidi Air Service Company in Beijing. He received a Certificate of Management in July 1994 from Central Party College.

Xiaogang Zhu, Chief Financial Officer - Mr. Zhu joined Xilan as the Chief Financial Officer in January 2005. He spent 16 years working at the Ministry of General Logistics 3546 Company and his last position there was manager of the Finance Department. From September 2000 to December 2004, Mr. Zhu was the Vice General Manager and CFO of Xian Dapeng Biotech Co., Ltd. He received a Bachelor of Accounting degree from Xian Jiaotong University.

Yuman Chen, Vice President, Marketing - Ms. Chen joined Xilan in the beginning of 2000. She has spent the last five years at Xilan serving in the finance department until January 2001 when she became the manager of the Operations Department. In January 2005, she became the Vice President of Marketing Development and Customer Support. She received a Bachelors Degree in Management from North West University (Shaanxi) in July 1996.

Liangzhong Li, Vice President, Construction - Mr. Li joined Xilan in February 2005. He has 15 years experience in the natural gas industry. He is Vice President of Construction and oversees the construction pipeline networks and installation of gas fittings. From 1999 to 2002, he was Vice General Manager of Leqing Pipeline of Liquefied Oil Gas Company in Zhejiang Province. From 2002 to 2004, he was Vice General Manager and Manager of Construction Department in Leqing Natural Gas Company. He received a certificate of literature from North West University (Shaanxi) in July 1986.

Board of Directors

      Our Directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified.

      A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

      Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

      The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                                Long Term Compensation
                                                                -------------------------------------------------------
                               Annual Compensation                        Awards                        Payouts
                      --------------------------------------    --------------------------     ------------------------
                                                                                Securities
                                                   Other         Restricted       Under-
Name And                                           Annual          Stock           Lying        LTIP         All Other
Principal                     Salary    Bonus   Compensation    Compensation      Options/     Payouts     Compensation
Position              Year     ($)       ($)        ($)             ($)           SARs (#)       ($)           ($)
-----------------     ----    ------    -----   ------------    ------------    ----------     -------     ------------
Minqing Lu, Chief     2005    7,500      -0-        -0-              -0-             -0-         -0-           -0-
Executive Officer
and Director

Huai'pu Zhang,        2004    5,000      -0-        -0-              -0-             -0-         -0-           -0-
Former President,     2003    5,000      -0-        -0-              -0-             -0-         -0-           -0-
Chief Executive
Officer and
Director

Equity Compensation Plan Information

      There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2005.

Employment Agreements

      There are currently no employment agreements between the Company and any of its named executive officers.

Option Grants During 2005 Fiscal Year

      There were no options granted to the named executive officers during the 2005 fiscal year. The Company does not have any outstanding stock appreciation rights.

Aggregated Option Exercises During 2005 Fiscal Year and Fiscal Year-End Option Values

      There were no options exercised by the named executive officers during the 2005 fiscal year and the named executive officers do not hold an options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information, as of March 17, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

--------------------------------------------------------------------------------
                                               Number of           Percentage
                                                 Shares             of Shares
                                             Beneficially         Beneficially
Name of Beneficial Owner (1)                    Owned               Owned (2)
--------------------------------------------------------------------------------
Minqing Lu                                   695,652                   2.9%
--------------------------------------------------------------------------------
Xiaogang Zhu                                       0                      *
--------------------------------------------------------------------------------
Yuman Chen                                         0                      *
--------------------------------------------------------------------------------
Liangzhong Li                                      0                      *
--------------------------------------------------------------------------------
Qinan Ji                                   5,931,596(3)               24.8%
--------------------------------------------------------------------------------
Bo Chen                                    2,063,768(4)                8.6%
--------------------------------------------------------------------------------
Yangling Bodisen Biotech
Development Co, Ltd.                       2,063,768(4)                8.6%
--------------------------------------------------------------------------------
Xiang Ji                                   1,456,232                   6.1%
--------------------------------------------------------------------------------
Shaohu Jia                                 1,080,580                   4.5%
--------------------------------------------------------------------------------
Xian Sunway Technology &
Industry Co., Ltd                          2,875,364(3)               12.0%
--------------------------------------------------------------------------------
Amaranth LLC                               1,363,096                   5.7%
--------------------------------------------------------------------------------
All officers and directors
as a group (6 persons)                     8,691,016(3)(4)            36.3%
--------------------------------------------------------------------------------
      *  Less than 1%.
      (1) Except as otherwise indicated, the address of each beneficial owner is c/o Xian Xilan Natural Gas Co., Ltd., Tang Xing Shu Ma Building, Suite 418, Tang Xing Road, Xian High Tech Area, Xian, Shaanxi Province, China.
      (2) Applicable percentage ownership is based on 23,918,516 shares of common stock outstanding as of February 8, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of February 8, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 8, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

      (3) Of which 2,875,364 shares are owned by Xian Sunway Technology & Industry Co., Ltd. ("Sunway"). Qinan Ji owns 42.1% of Xian Sunway and may be deemed to beneficially own such shares.
      (4) Of which 2,063,768 shares are owned by Yangling Bodisen Biotech Development Co, Ltd. ("Bodisen"). Mr. Chen is President, a member of the Board of Directors and a 23% stockholder of Bodisen and may be deemed to beneficially own such shares.

      No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------
                                                                                         Number of securities
                                       Number of securities                            remaining available for
                                        to be issued upon         Weighted average      future issuance under
                                           exercise of           exercise price of    equity compensation plans
                                       outstanding options,     outstanding options,     (excluding securities
          Plan category                warrants and rights      warrants and rights    reflected in column (a)
---------------------------------------------------------------------------------------------------------------
                                               (a)                     (b)                       (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans approved             -0-                     -0-                       -0-
by security holders
---------------------------------------------------------------------------------------------------------------
Equity compensation plans not                  -0-                     -0-                       -0-
approved by security holders
---------------------------------------------------------------------------------------------------------------
Total                                          -0-                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In July 2005, we loaned $77,169 to Qinan Ji, Chairman of the Board. The loan was made on a interest free basis and was repaid in its entirety in October 2005.

      In July 2005, we loaned $94,393 to Xian Sunway Technology & Industry Co., Ltd., one of our principal shareholders. The loan was made on an interest free basis and was repaid in its entirety on November 2005.

ITEM 13. EXHIBITS

Exhibits:

Exhibit
Number         Description of Exhibit

3.1 Articles of Incorporation (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539).
3.2 Certificate of Ownership of Coventure international Inc. and China Natural Gas, Inc., dated December 12, 2005
3.3 Registrant's By-Laws (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539).
10.1 Share Purchase Agreement made as of December 6, 2005 among Coventure International Inc., Xian Xilan Natural Gas Co., Ltd. and each of Xilan's shareholders. (incorporated by reference to the exhibits to Registrants Form 8-K filed on December 9, 2005).
10.2           Return to Treasury Agreement between Coventure International Inc.
               and John Hromyk, dated December 6, 2005. (incorporated by reference to the exhibits to Registrants Form 8-K filed on December 9, 2005).
10.3 Purchase Agreement made as of December 19, 2005 between China Natural Gas, Inc. and John Hromyk (incorporated by reference to the exhibits to Registrants Form 8-K filed on December 23, 2005).
10.4 Form of Securities Purchase Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on January 12,
               2006).
10.5 Form of Common Stock Purchase Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on January 12, 2006).
10.6 Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on January 12,
               2006).
31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, Kabani & Company, Inc. for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $32,500, and $32,500, respectively.

The aggregate fees billed for professional services rendered by Manning Elliott in the fiscal year ended July 31, 2005 were $14,750.

Audit Related Fees. We incurred no audit related fees during the fiscal years ended December 31, 2005 and 2004.

Tax Fees. We incurred no fees for professional services rendered by Kabani & Company, Inc., for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2005 and 2004.

The aggregate fees billed for professional services rendered by Manning Elliott for tax compliance services in fiscal year 2005 was $1,775. No fees were billed for tax advice or tax planning. The fees billed relate to the preparation of income tax returns.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHINA NATURAL GAS, INC.


                                By: /s/  Minqing Lu
                                    ---------------------------
                                    Minqing Lu
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Xiaogang Zhu
                                    ---------------------------
                                    Xiaogang Zhu
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                         DATE
---------------------------    --------------------------         --------------


/s/ Oinan Ji                   Chairman of the Board              March 21, 2006
---------------------------
Qinan Ji


/s/ Bo Chen                    Vice Chairman of the Board         March 21, 2006
---------------------------
Bo Chen


/s/ Minqing Lu                 Chief Executive Officer            March 21, 2006
---------------------------    and Director
Minqing Lu


/s/ Xiaogang Zhu               Chief Financial Officer            March 21, 2006
---------------------------
Xiaogang Zhu