Form 10QSB
period 2006-03-31
China Natural Gas, Inc.
filed 2006-05-15
CIK 1120830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-31539
                            (Commission file number)

                             CHINA NATURAL GAS, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   98-0231607
    (State or other jurisdiction                        (IRS Employer
  of incorporation or organization)                  Identification No.)

                      Tang Xing Shu Ma Building, Suite 418
                                 Tang Xing Road
                               Xian High Tech Area
                          Xian, Shaanxi Province, China
                    (Address of principal executive offices)

                                 86-29-88323325
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006 - 23,918,516 shares of common stock

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                             CHINA NATURAL GAS, INC.
                                      Index

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 31, 2006 (unaudited)                 2

           Consolidated Statements of Operations Other Comprehensive Income for
           the three months ended March 31, 2006 and 2005 (unaudited)                  3

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2006 and 2005 (unaudited)                                         4

           Notes to Consolidated Financial Statements (unaudited)                      5

Item 2.    Management's Discussion and Analysis or Plan of Operations                 14

Item 3.    Controls and Procedures                                                    19

PART II.   OTHER INFORMATION                                                          19

Item 1.    Legal Proceedings                                                          19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                19

Item 3.    Defaults Upon Senior Securities                                            19

Item 4.    Submission of Matters to a Vote of Security Holders                        19

Item 5.    Other Information                                                          19

Item 6.    Exhibits                                                                   20

SIGNATURES                                                                            21

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                             March 31,
                                                                               2006
                                                                           -------------
                                                                            (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash & cash equivalents                                               $   8,262,640
     Accounts receivable, net of allowance for doubtful accounts of $0           151,892
     Other receivable                                                            582,894
     Inventory                                                                    47,147
     Advances to suppliers                                                       122,233
     Prepaid expense                                                             235,274
                                                                           -------------
           Total current assets                                                9,402,080

PROPERTY AND EQUIPMENT, net                                                    9,284,650

CONTRACTS IN PROGRESS                                                            162,596

CONSTRUCTION IN PROGRESS                                                       1,732,555

INTANGIBLE ASSETS                                                                  1,048
                                                                           -------------
           TOTAL ASSETS                                                    $  20,582,929
                                                                           =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable & accrued expense                                    $     450,074
     Other payables                                                              892,308
     Unearned revenue                                                            248,908
                                                                           -------------
           Total current liabilities                                           1,591,290

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
       none issued
     Common stock, $0.0001 per share; authorized 30,000,000 shares;
       issued and outstanding 23,918,516                                           2,391
     Additional paid-in capital                                               17,173,940
     Cumulative translation adjustment                                           291,403
     Statutory reserve                                                           231,309
     Retained earnings                                                         1,292,596
                                                                           -------------
           Total stockholders' equity                                         18,991,639
                                                                           -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  20,582,929
                                                                           =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

                                                      Three Months Ended March 31,
                                                        2006              2005
                                                   --------------    --------------
                                                     (unaudited)       (unaudited)
Revenue
     Natural gas revenue                           $      864,953    $      232,767
     Construction / installation revenue                  922,261             9,955
                                                   --------------    --------------
           Total revenue                                1,787,214           242,722

Cost of revenue
     Natural gas cost                                     505,863           179,028
     Construction / installation cost                     336,649             2,124
                                                   --------------    --------------
                                                          842,512           181,152

Gross profit                                              944,702            61,570

Operating expenses
     Selling expenses                                     244,734            83,847
     General and administrative expenses                  219,702            26,027
                                                   --------------    --------------
           Total operating expenses                       464,436           109,874
                                                   --------------    --------------
Income (loss) from operations                             480,266           (48,304)

Non-operating income (expense):
     Gain on settlement of debt
     Interest expense
     Interest income                                        2,744               249
     Other income (expense)                                    26              (208)
                                                   --------------    --------------
           Total non-operating income (expense)             2,770                41
                                                   --------------    --------------

Income (loss) before income tax                           483,036           (48,263)

Income tax                                                 72,456                --
                                                   --------------    --------------
Net income (loss)                                  $      410,580    $      (48,263)

Other comprehensive income / (loss)
     Foreign currency translation gain                     62,656                --
                                                   --------------    --------------
Comprehensive Income (loss)                        $      473,236    $      (48,263)
                                                   ==============    ==============

Weighted average shares outstanding
     Basic                                             23,422,553        15,925,282
                                                   ==============    ==============
     Duiluted                                          23,685,565        15,925,282
                                                   ==============    ==============

Earnings (loss) per share
     Basic                                         $         0.02    $        (0.00)
                                                   ==============    ==============
     Diluted                                       $         0.02    $        (0.00)
                                                   ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended March 31,
                                                                      2006              2005
                                                                 --------------     --------------
                                                                   (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                          $      410,580     $      (48,263)
      Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
           Depreciation and amortization                                163,738            144,749
           (Increase) / decrease in assets:
                 Accounts receivable                                   (145,086)             4,509
                 Other receivable                                      (423,129)        (3,503,932)
                 Inventory                                               (1,478)                --
                 Advances to suppliers                                 (107,933)               (37)
                 Prepaid expense                                       (218,281)                 4
                 Contract in progress                                  (161,850)            (3,644)
           Increase / (decrease) in current liabilities:
                 Accounts payable                                       254,029             (8,941)
                 Other payables                                         148,003               (483)
                 Unearned revenue                                       (56,020)            31,459
                                                                 --------------     --------------
      Net cash used in operating activities                            (137,427)        (3,384,579)
                                                                 --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Payment  on purchase of property and equipment            (1,121,178)           (72,509)
           (Additions) reductions to construction in progress             5,684                (72)
                                                                 --------------     --------------
      Net cash used in investing activities                          (1,115,494)           (72,581)
                                                                 --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Stock issued for cash                                     10,400,000          3,504,190
           Payment of offering costs                                 (1,557,147)                --
                                                                 --------------     --------------
      Net cash provided by in financing activities                    8,842,853          3,504,190
                                                                 --------------     --------------

Effect of exchange rate changes on cash and cash equivalents             (2,916)                --

NET INCREASE IN CASH & CASH EQUIVALENTS                               7,587,016             47,030

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                              675,624             62,998
                                                                 --------------     --------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                          $    8,262,640     $      110,028
                                                                 ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                              $           --     $           --
                                                                 ==============     ==============
      Income taxes paid                                          $           --     $           --
                                                                 ==============     ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by China Natural Gas, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Organization and Line of Business

Xi'an Xilan Natural Gas Co, Ltd. ("XXNGC") was incorporated on January 8, 2000 in Xi'an city in the Shaanxi province, China. The core business of XXNGC is distribution of natural gas to commercial, industrial and residential customers, construction of pipeline networks, and installation of natural gas fittings and parts for end-users and operation of retail filling stations for the distribution of compressed natural gas as a vehicular fuel to retail end users. XXNGC has an exclusive permit to provide gas utility service in Lantian County, Lintong and Baqiao District of Xi'an city, China.

On December 6, 2005, XXNGC entered into and closed a share purchase agreement with Coventure International, Inc. ("Coventure"), a public shell in the United States of America incorporated in the state of Delaware. Pursuant to the purchase agreement, Coventure acquired all of the issued and outstanding capital stock of XXNGC in exchange for 16,000,000 (post-split) shares of Coventure's common stock.

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

As a result of the merger, XXNGC's stockholders own approximately 80% of the combined company and the directors and executive officers of XXNGC became the directors and executive officers of Coventure. Accordingly, the transaction has been accounted for as a reverse acquisition of Coventure by XXNGC resulting in a recapitalization of XXNGC rather than as a business combination. XXNGC is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of XXNGC have been presented for the comparative prior period. The historical cost of the net liabilities of Coventure that were acquired was $3,378. Pro forma information is not presented as the financial statements of Coventure are insignificant. In addition, Coventure changed it name to China Natural Gas, Inc. (hereafter referred to as the "Company") and the stockholders approved a stock dividend of three shares for each share held, which has been accounted for as a four to one forward stock split. All shares and per share data have been restated retrospectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiary, XXNGC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

Foreign Currency Translation

As of March 31, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

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

Accounts and Other Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company allowance for uncollectible accounts is not significant.

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

           Office equipment                          5 years
           Operating equipment                     5-20 years
           Vehicles                                  5 years
           Buildings                                30 years

At March 31, 2006, the following are the details of the property and equipment:

             Office equipment                         $     35,381
             Operating equipment                         8,714,144
             Vehicles                                      259,558
             Buildings                                   1,532,327
                                                      ------------
                                                        10,541,410
             Less accumulated depreciation              (1,256,760)
                                                      ------------
                                                      $  9,284,650
                                                      ============

Depreciation expense for the three months ended March 31, 2006 and 2005 was $163,682 and $144,749, respectively.

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

Construction In Progress

Construction in progress consist of the cost of constructing fixed assets for the Company's use. The major cost of construction in progress relates to material, labor and overhead.

Contracts In Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. As of March 31, 2006, the Company had $162,596 of contracts in progress.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to three months time.

Deferred Revenue

Deferred revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2006 and 2005 were insignificant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2006, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax.

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

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. At March 31, 2006, the Company had outstanding 1,431,953 warrants that resulted 263,012 common stock equivalents.

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

Recent Pronouncements

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Note 3 - Other Payables

Other payable consists of the following as of March 31, 2006:

                   Other accounts payable            $525,563
                   Welfare payable                      5,524
                   Tax payable                        358,193
                   Other                                3,028
                                                     --------
                                                     $892,308
                                                     ========

Note 4 - Stockholders' Equity

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

Note 5 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $9,875 and $1,522 for the three months ended March 31, 2006 and 2005, respectively.

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

The Company has appropriated $61,587 and $0 as reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2006 and 2005, respectively.

Note 7 - Earnings Per Share

Earnings per share for three months March 31, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                               Three Months Ended March 31,
                                           ---------------------------------------------------------------------
                                                         2006                                 2005
                                           -------------------------------      --------------------------------
                                                                      Per                                   Per
                                           Income       Shares       Share      Income       Shares        Share
                                           ------       ------       -----      ------       ------        -----
Basic earnings (loss) per share

                                          --------                             --------
Net income (loss)                         $410,580                             $(48,263)
                                          ========                             ========

Weighed shares outstanding                             23,422,553                           15,925,282

                                                                     ------                                ------
                                                                     $ 0.02                                $(0.00)
                                                                     ======                                ======

Diluted earnings (loss)  per share

                                          --------                             --------
Net income                                $410,580                             $(48,263)
                                          ========                             ========

Weighed shares outstanding                             23,422,553                           15,925,282
Effect of dilutive securities

  Warrants                                                263,012                                   --
                                                       ----------                           ----------
                                                       23,685,565                           15,925,282
                                                       ==========                           ==========

                                                                     ------                                ------
                                                                     $ 0.02                                $(0.00)
                                                                     ======                                ======

Note 8 - Current Vulnerability Due to Certain Concentrations

For the three months ended March 31, 2006 and 2005, the Company purchased all of the natural gas for resale from one vendor, Shaanxi Natural Gas Co., Ltd., a government owned enterprise. $112,500 was owing to this vendor at March 31, 2006. The Company has had annual agreements with Shaanxi Natural Gas that requires the Company to purchase a minimum amount of natural gas. For the years ended December 31, 2005, the minimum purchases was 2.36 million cubic meters. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised their policies, and contract terms are now six months and subject to review prior to renewal. The Company's management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the three months ended March 31, 2006, two supplier accounts for 58% and 27% of the total equipment purchased by the Company.

Four customers accounted for 31%, 9%, 6% and 5% of the Company's revenue for the three months ended March 31, 2006 and three customers accounted for 57%, 2.5% and 1.5% of the Company's revenue for the three months ended March 31, 2005.

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

Note 9 - Related Party Transactions

Included in other payables in the accompanying balance sheet at March 31, 2006 is $522,655 due to stockholder of the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our audited financial statements included in our Annual Report on Form 10KSB for the year ended December 31, 2005. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Corporate History

We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. and on May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International Inc. On December 6, 2005, we closed a Share Purchase Agreement with Xian Xilan Natural Gas Co., Ltd., a corporation formed under the laws of the People's Republic of China on January 8, 2000, and the shareholders of Xian Xilan Natural Gas Co., Ltd. Pursuant to the Agreement, we acquired all of the issued and outstanding capital stock of Xian Xilan Natural Gas Co., Ltd. from the shareholders of Xian Xilan Natural Gas Co., Ltd. In exchange the shareholders of Xian Xilan Natural Gas Co., Ltd. received 16,000,000 (post split) shares of common stock of Coventure International Inc. On December 19, 2005 we changed our name to China Natural Gas, Inc.

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

Accounts receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. Our allowance for uncollectible accounts is not significant.

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Advances to Suppliers

We advance to certain vendors for purchase of our material. The advances to suppliers are interest free and unsecured.

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the construction of pipelines.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives.

Construction In Progress

Construction in progress consist of the cost of constructing fixed assets for our use. The major cost of construction in progress relates to material, labor and overhead.

Contracts In Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time.

Revenue recognition

Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to three months time.

Stock-based compensation

We account for our stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." We recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Income taxes

We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%. We are in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, our income is subject to a reduced tax rate of 15%.

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

Recent Accounting Pronouncements

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Revenue. We generated revenues of $1,787,214 for the three months ended March 31, 2006, an increase of $1,544,492 or 636%, compared to $242,722 for the three months ended March 31, 2005. The increase in revenues was due to increased construction and installation revenue as we signed new residential and commercial customers. In addition, we completed the construction and started operating three natural gas retail filling stations during the quarter ended March 31, 2006. We sell the compressed natural gas at these filling stations to CNG powered vehicles. The sale of natural gas for the three month ended March 31, 2006 increased 271% over the prior year period. For the three months ended March 31, 2006 residential households, commercial/retail and industrial customers accounted for approximately 13% of our natural gas revenues. Our company owned natural gas filling stations accounted for approximately 64% of our natural gas revenues during the period and approximately 23% of our natural gas revenues were from the wholesale distribution of natural gas to third party filling stations.

New households pay approximately 60% of the construction costs of the pipeline that supplies their homes with natural gas up front and the balance is paid as part of the monthly natural gas bill. Construction/installation revenue for the three month period ended March 31, 2006 was 52% of all revenues during the period. In the three months ended March 31, 2005 construction/installation revenue was less than 4% of all revenues during the period.

Gross profit. We have achieved a gross profit of $944,702 for the three months ended March 31, 2006, an increase of $883,132 or 1,434%, compared to $61,570 for the three months ended March 31, 2005. Gross profit for natural gas sale for the three month period ended March 31, 2006 was $359,090 or 38% of the total gross profit, construction and installation accounted for $585,612 or 62% of the period's gross profit. Gross margin, as a percentage of revenues, increased to 52.9% for the three months ended March 31, 2006, from 25.4% for the three months ended March 31, 2005. The increase in gross profit is due to the increased construction and installation activity. Gross profit on the construction and installation activity increased to $585,612 for the three months ended March 31, 2006, an increase of $577,781 or 7,378%, compared to $7,831 for the three months ended March 31, 2005. We work with gross margins on the construction and installation activity that are approximately 65%, dependent on the scope of the job, mostly due to the low cost of labor. This segment of our business, although not a monthly recurring business is highly profitable.

We purchase all of our natural gas for resale from a government owned entity, the Shaanxi Natural Gas Co. Inc. As all land in China is owned by the government, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, as they have been for the last 3 years, and maintain a stable flow of supply. The government has undertaken programs to promote the growth of the region in which we are located. The rate that we pay for natural gas is set by the central government, and has been stable for the past 3 years. Therefore, we expect supply and our cost to continue to be stable in the future. There is one price that we charge all of our household, retail/commercial and industrial customers set by the local provincial government. There is no fixed formula to derive the selling price, nor are the rates designed to capture costs and expenses, or achieve a specified level of profit.

For the three months ended March 31, 2006, two suppliers accounted for 58% and 27% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of the two vendors would not have a material adverse effect on our operations.

Operating expenses. We incurred operating expenses of $464,436 for the three months ended March 31, 2006, an increase of $354,562 or 322.7%, compared to $109,874 for the three months ended March 31, 2005. These operating expenses are related to increased sales and marketing costs to sign new residential and commercial customers that were put on line during the period. As we began to operate our natural gas filling stations, we opened three filling stations during this period, we added staff necessary to operate the stations. We commenced a marketing strategy targeting professional drivers to increase their awareness of our filling stations and educating them about the differences between our filling stations and our competitors run by inefficient government entities or other privately owned operators that lack sufficient supply. We continue identifying possible locations for new filling stations, and applying to the proper governmental agencies for all necessary approvals and licenses to construct the new filling stations.

Net Income. Net income was $410,580 for the three months ended March 31, 2006, an increase of $458,843, from $(48,263) for the three months ended March 31, 2005. The increase is attributed to the growth of all segments of our business from construction and installation to the sale of natural gas to our three classes of customers as well as through our natural gas filling stations.

Liquidity and Capital Resources

As of March 31, 2006 we had $8,262,640 cash and cash equivalents on hand compared to $675,624 cash and cash equivalents as of December 31, 2005. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

In January 2006, we entered into securities purchase agreements with several accredited investors and completed the sale of $10.4 million of units. The proceeds of the financing are intended for the investment necessary to construct natural gas filling stations, purchase of raw materials and working capital. Our plans for 2006 are to construct between 15 and 22 natural gas filling stations during 2006. Each filling station costs approximately $600,000 to construct. We believe that the proceeds of the financing along with operating cash flow will cover all expenses associated with the build out of these filling stations.

We had net cash flows used in operations of $137,427 for the three months ended March 31, 2006 as compared to net cash used in operations of $3,384,579 in the corresponding period in 2005. The increase in net cash flows from operations for the three months ended March 31, 2006 as compared to corresponding period in 2005 was mainly due to the decrease of other receivables.

Cash outflows used in investing activities increased to $1,115,494 for the three months ended March 31, 2006 as compared to $72,581 for the corresponding period in 2005 as a result of payments made for property and equipment for investments necessary to construct and build the filling stations and for construction materials used to build the pipelines to individual households. Typically, this construction is completed within thirty to sixty days. Any prepayments that we make to our construction equipment/material vendors are made to ensure timely delivery and ensure preferred treatment of any last minute or rush delivery of materials that we may need. Based on our relationships with our vendors the prepayments are unsecured and interest free, however, since most construction projects are completed in slightly more than 30 days this fact becomes inconsequential as materials are delivered to the job site well in advance of the completion of each project.

We had cash flows from financing activities of $8,842,853 for the three months ended March 31, 2006, as compared to $3,504,190 for the corresponding period in 2005. The increase is due to the sale of units of 3,714,428 shares of common stock and 1,432,953 warrants to purchase common stock, for gross proceeds of $10.4 million

The majority of our revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China.

There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Item 3.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)      Exhibits

Exhibit Number        Description of Exhibit
3.1                   Articles of Incorporation (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539).

3.2                   Certificate of Ownership of Coventure international Inc. and China Natural Gas,
                      Inc., dated December 12, 2005 (incorporated by reference to same exhibit filed with the Company's Form 10KSB filed March 22, 2006)

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

                      China Natural Gas, Inc.

   May 15, 2006                         By:  /s/ Minqing Lu
                                             ------------------------
                                             Minqing Lu
                                             Chief Executive Officer (Principal
                                             Executive Officer)

   May 15, 2006                         By:  /s/ Xiaogang Zhu
                                             ------------------------
                                             Xiaogang Zhu
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)