Form 10QSB
period 2006-06-30
China Natural Gas, Inc.
filed 2006-08-03
CIK 1120830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 2, 2006 - 23,918,516 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                             CHINA NATURAL GAS, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 2006 (unaudited)        2

           Consolidated Statements of Income and Other Comprehensive
             Income for the three and six month periods ended June 30,
             2006 and 2005 (unaudited)                                       3

           Consolidated Statements of Cash Flows for the six month
             periods ended June 30, 2006 and 2005 (unaudited)                4

           Notes to Consolidated Financial Statements (unaudited)            5

Item 2.    Management's Discussion and Analysis or Plan of Operations

Item 3.    Controls and Procedures

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

SIGNATURES

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2006

                                                     June 30,
                                                       2006
                                                   -----------
                                                   (unaudited)
                     ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                          $ 7,142,852
  Accounts receivable, net of allowance for
    doubtful accounts of $0                            325,584
  Other receivable                                     795,940
  Inventory                                            111,511
  Advances to suppliers                                446,343
  Prepaid expense                                      280,271
                                                   -----------

    Total current assets                             9,102,501


PROPERTY AND EQUIPMENT, net                         10,956,075

CONTRACTS IN PROGRESS                                   17,353

CONSTRUCTION IN PROGRESS                               941,770

INTANGIBLE ASSETS                                          994
                                                   -----------
    TOTAL ASSETS                                   $21,018,693
                                                   ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable & accrued expense               $   211,384
  Other payables                                       668,072
  Unearned revenue                                     249,768
                                                   -----------
    Total current liabilities                        1,129,224

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 per share; authorized
    5,000,000 shares; none issued
    Common stock, $0.0001 per share; authorized
    30,000,000 shares; issued and
    outstanding 23,918,516                               2,391
  Additional paid-in capital                        17,173,940
  Cumulative translation adjustment                    261,964
  Statutory reserve                                    373,534
  Retained earnings                                  2,077,640
                                                   -----------
    Total stockholders' equity                      19,889,469
                                                   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $21,018,693
                                                   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                            Three Months Ended June 30,   Six Months Ended June 30,
                                            ---------------------------   -------------------------
                                                 2006         2005           2006          2005
                                             -----------   -----------    -----------   -----------
                                             (unaudited)   (unaudited)    (unaudited)   (unaudited)
Revenue
  Natural gas revenue                        $ 2,504,449   $   425,885    $ 3,369,402       658,652
  Construction / installation revenue          1,219,734       652,827      2,141,995       662,782
                                             -----------   -----------    -----------   -----------
     Total revenue                             3,724,183     1,078,712      5,511,397     1,321,434

Cost of revenue
  Natural gas cost                             1,603,745       336,383      2,109,608       515,411
  Construction / installation cost               505,884       237,266        842,533       239,390
                                             -----------   -----------    -----------   -----------
                                               2,109,629       573,649      2,952,141       754,801

Gross profit                                   1,614,554       505,063      2,559,256       566,633

Operating expenses
  Selling expenses                               312,610        86,152        557,344       169,999
  General and administrative expenses            203,408        29,867        423,110        55,894
                                             -----------   -----------    -----------   -----------
     Total operating expenses                    516,018       116,019        980,454       225,893
                                             -----------   -----------    -----------   -----------

Income from operations                         1,098,536       389,044      1,578,802       340,740

Non-operating income (expense):
  Interest income                                  2,033           338          4,777           587
  Other income (expense)                          (5,977)         (960)        (5,951)       (1,168)
                                             -----------   -----------    -----------   -----------
     Total non-operating income (expense)         (3,944)         (622)        (1,174)         (581)
                                             -----------   -----------    -----------   -----------

Income before income tax                       1,094,592       388,422      1,577,628       340,159

Income tax                                       167,323            --        239,779            --
                                             -----------   -----------    -----------   -----------
Net income                                   $   927,269   $   388,422    $ 1,337,849       340,159

Other comprehensive income
  Foreign currency translation gain              (29,439)           --         33,217            --
                                             -----------   -----------    -----------   -----------

Comprehensive Income                         $   897,830   $   388,422    $ 1,371,066      340,159
                                             ===========   ===========    ===========   ===========

Weighted average shares outstanding
  Basic                                       23,918,956    16,000,000     23,671,904    15,962,847
                                             ===========   ===========    ===========   ===========
  Duiluted                                    23,918,956    16,000,000     23,776,062    15,962,847
                                             ===========   ===========    ===========   ===========
Earnings per share
  Basic                                      $      0.04   $      0.02    $      0.06          0.02
                                             ===========   ===========    ===========   ===========
  Diluted                                    $      0.04   $      0.02    $      0.06   $      0.02
                                             ===========   ===========    ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  2006          2005
                                                               -----------   -----------
                                                               (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 1,337,849   $   340,159
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                  312,407       218,630
    Exchange gains                                                (102,032)
    (Increase) / decrease in assets:
      Accounts receivable                                         (317,954)        4,509
      Other receivable                                            (634,763)   (3,565,918)
      Inventory                                                    (65,424)          718
      Advances to suppliers                                       (430,503)           --
      Prepaid expense                                             (263,019)          135
      Contract in progress                                         (17,273)      188,336
    Increase / (decrease) in current liabilities:
      Accounts payable                                              15,914        10,511
      Other payables                                               (77,174)       25,638
      Unearned revenue                                             (55,975)     (624,113)
                                                               -----------   -----------
  Net cash provided by (used in) operating activities             (297,947)   (3,401,395)
                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payment  on purchase of property and equipment              (2,911,286)      (72,712)
    (Additions) reductions to construction in progress             797,444        (7,778)
                                                               -----------   -----------
  Net cash used in investing activities                         (2,113,842)      (80,490)
                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Stock issued for cash                                       10,400,000     3,504,190
    Payment of offering costs                                   (1,557,147)           --
                                                               -----------   -----------
  Net cash provided by in financing activities                   8,842,853     3,504,190
                                                               -----------   -----------

Effect of exchange rate changes on cash and cash equivalents        36,164            --

NET INCREASE IN CASH & CASH EQUIVALENTS                          6,467,228        22,305

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         675,624        62,998
                                                               -----------   -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                        $ 7,142,852   $    85,303
                                                               ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                $        --   $        --
                                                               ===========   ===========
  Income taxes paid                                            $        --   $        --
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

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by China Natural Gas, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiary, XXNGC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi (RMB); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

Foreign Currency Translation

As of June 30, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

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

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Office equipment        5 years
Operating equipment   5-20 years
Vehicles                5 years
Buildings              30 years

At June 30, 2006, the following are the details of the property and equipment:

Office equipment                $     40,224
Operating equipment               10,096,352
Vehicles                             278,912
Buildings                          1,949,578
                                ------------
                                  12,365,066
Less accumulated depreciation    (1,408,991)
                                ------------
                                $ 10,956,075
                                ============

Depreciation expense for the six months ended June 30, 2006 and 2005 was $312,295 and $218,630, respectively.

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

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES T0 CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Construction In Progress

Construction in progress consists of the cost of constructing fixed assets for the Company's use. The major cost of construction in progress relates to material, labor and overhead.

Contracts In Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. As of June 30, 2006, the Company had $17,353 of contracts in progress.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2006 and 2005 were insignificant.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES T0 CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2006, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. During the six months ended June 30, 2006 and 2005, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gain of $36,164 and $0, respectively.

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. At June 30, 2006, the Company had outstanding 1,431,953 warrants that resulted in 104,158 common stock equivalents for the six months ended June 30, 2006.

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

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES T0 CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Note 3 - Other Payables

Other payable consists of the following as of June 30, 2006:

Other accounts payable   $ 50,525
Welfare payable            11,883
Tax payable               594,718
Other                      10,946
                         --------
                         $668,072
                         ========

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES T0 CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4 - Stockholders' Equity

Common stock

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

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES T0 CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Warrants

Following is a summary of the warrant activity:

                                               Weighted
                                                Average
                                  Warrants     Exercise       Aggregate
                                 outstanding     Price    Intrinsic Value
                                 -----------   --------   ---------------
Outstanding, December 31, 2005            --         --                --
Granted                            1,431,953         --
Forfeited                                 --         --
Exercised                                 --         --
                                   ---------
Outstanding, June 30, 2006         1,431,953      $3.60               $ 0
                                   =========

Following is a summary of the status of warrants outstanding at June 30, 2006:

 Outstanding Warrants                           Exercisable Warrants
---------------------                       -----------------------------
Exercise                Average Remaining   Average Exercise
  Price       Number     Contractual Life        Price           Number
--------    ---------   -----------------   ----------------    ---------
 $3.60      1,431,953          2.53               $3.60         1,431,953

Note 5 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $22,774 and $3,408 for the six months ended June 30, 2006 and 2005, respectively.

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

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES T0 CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

iv. Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Company has appropriated $203,812 and $51,023 as reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2006 and 2005, respectively.

Note 7 - Earnings Per Share

Earnings per share for six months June 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                               Three Months Ended June 30,
                             --------------------------------------------------------------
                                           2006                           2005
                             ------------------------------   -----------------------------
                                                       Per                             Per
                              Income      Shares      Share    Income      Shares     Share
                             --------   ----------   ------   --------   ----------   -----
Basic earnings per share
                             --------                         --------
Net income                   $927,269                         $388,422
                             ========                         ========
Weighed shares outstanding              23,918,956                       16,000,000
                                                     ------                           -----
                                                     $ 0.04                           $0.02
                                                     ======                           =====
Diluted earnings per share
                             --------                         --------
Net income                   $927,269                         $388,422
                             ========                         ========
Weighed shares outstanding              23,918,956                       16,000,000
Effect of dilutive
  securities Warrants                           --                               --
                                        ----------                       ----------
                                        23,918,956                       16,000,000
                                        ==========                       ==========

                                                     ------                           -----
                                                     $ 0.04                           $0.02
                                                     ======                           =====

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES T0 CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                Six Months Ended June 30,
                             ---------------------------------------------------------------
                                          2006                             2005
                             -------------------------------   -----------------------------
                                                        Per                             Per
                               Income       Shares     Share    Income      Shares     Share
                             ----------   ----------   -----   --------   ----------   -----
Basic earnings per share
                             ----------                        --------
Net income                   $1,337,849                        $340,159
                             ==========                        ========
Weighed shares outstanding                23,671,904                      15,962,847
                                                       -----                           -----
                                                       $0.06                           $0.02
                                                       =====                           =====
Diluted earnings per share
                             ----------                        --------
Net income                   $1,337,849                        $340,159
                             ==========                        ========
Weighed shares outstanding                23,671,904                      15,962,847
Effect of dilutive
  securities Warrants                        104,158                              --
                                          ----------                      ----------
                                          23,776,062                      15,962,847
                                          ==========                      ==========
                                                       -----                           -----
                                                       $0.06                           $0.02
                                                       =====                           =====

Note 8 - Current Vulnerability Due to Certain Concentrations

For the six months ended June 30, 2006 and 2005, the Company purchased all of the natural gas for resale from one vendor, Shaanxi Natural Gas Co., Ltd., a government owned enterprise. $24,860 was owing to to this vendor at June 30, 2006. The Company has had annual agreements with Shaanxi Natural Gas that requires the Company to purchase a minimum amount of natural gas. For the year ended December 31, 2005, the minimum purchases was 2.36 million cubic meters. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised their policies, and contract terms are now six months and subject to review prior to renewal. The Company's management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the six months ended June 30, 2006, two supplier accounts for 48.2% and 24.1% of the total equipment purchased by the Company.

One customer accounted for 22.4% of the Company's construction revenue for the six months ended June 30, 2006 and two customers accounted for 48.8% and 36.8% of the Company's revenue for the six months ended June 30, 2005.

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

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 9 - Related Party Transactions

Included in other payables in the accompanying balance sheet at June 30, 2006 is $43,290 due to stockholder of the Company.

Note 10 - Reclassifications

Certain prior period amounts have been reclassified to conform to the six months ended June 30, 2006 presentation.

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

Construction In Progress

Construction in progress consists of the cost of constructing fixed assets for our use. The major cost of construction in progress relates to material, labor and overhead.

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

Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Revenue. We generated revenues of $3,724,183 for the three months ended June 30, 2006, an increase of $2,645,471 or 245.2%, compared to $1,078,712 for the three months ended June 30, 2005. The increase in revenues was due to a 488% increase in our natural gas revenues, as we opened 4 new filling stations during the three months ended June 30, 2006. However, we also had approximately an 87% increase in our construction/installation revenues during this period, as we continue to increase the number of households we serve to approximately 63,000.

Approximately 67.2% of our total revenues, for the three months ended June 30, 2006, are from the sale of natural gas, 92.9% of our revenues of natural gas were sold in our natural gas filling stations. We sell the compressed natural gas at the filling stations to CNG powered vehicles. Utility customers accounted for 3.9% of our natural gas sales, and 3.2% of natural gas revenues was sold wholesale to third party natural gas filling station operators.

The balance of our total revenues for the three month period ended June 30, 2006, 32.8%, was from construction/installation revenue. New households pay approximately 60% of the construction costs of the pipeline that supplies their homes with natural gas up front and the balance is paid as part of the monthly natural gas bill. One customer accounted for 18.5% of our construction/ installation revenue for the three months June 30, 2006 and two customers accounted for 58.3% and 32.2% of our revenue for the three months ended June 30, 2005.

Gross profit. We have achieved a gross profit of $1,614,554 for the three months ended June 30, 2006, an increase of $1,109,491 or 219.7%, compared to $505,063 for the three months ended June 30, 2005. Gross profit for natural gas sale for the three month period ended June 30, 2006 was $900,704 or 55.8% of the total gross profit, construction and installation accounted for $713,850 or 44.2% of the period's gross profit.

Gross profit for natural gas sale increased to $900,704 for the three months ended June 30, 2006, an increase of $811,202 or 906.4%, compared to $86,502 for the three months ended June 30, 2005. Gross profit on the construction and installation activity increased to $713,850 for the three months ended June 30, 2006, an increase of $298,289 or 71.7%, compared to $415,561 for the three months ended June 30, 2005.

Gross margin, as a percentage of revenues, decreased to 43.4% for the three months ended June 30, 2006, from 46.8% for the three months ended June 30, 2005. The decrease in gross profit margin is due to the large increase in our filling station revenues and natural gas revenues overtaking construction/installation revenues as the major contributor to our total revenues. The gross profit margin on construction/installation is 58.5% for this period while the sale of natural has a gross profit margin of 35.96%. We work with gross margins on the construction and installation activity that are approximately 60%, dependent on the scope of the job, mostly due to the low cost of labor. This segment of our business, although not a monthly recurring business is highly profitable.

We purchase all of our natural gas for resale from a government owned entity, the Shaanxi Natural Gas Co. Inc. As all land in China is owned by the government, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, as they have been for the last 3 years, and maintain a stable flow of supply. The government has undertaken programs to promote the growth of the region in which we are located. The rate that we pay for natural gas is set by the central government, and has been stable for the past 3 years. Therefore, we expect supply and our cost price to continue to be stable in the future. There is one price that we charge all of our household, retail/commercial and industrial customers (utility customers) set by the local provincial government. There is no fixed formula to derive the selling price, nor are the rates designed to capture costs and expenses, or achieve a specified level of profit.

For the three months ended June 30, 2006, three suppliers accounted for 48.5%, 33.6% and 12.2% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of the two vendors would not have a material adverse effect on our operations.

Operating expenses. We incurred operating expenses of $516,018 for the three months ended June 30, 2006, an increase of $399,999 or 344.8%, compared to $116,019 for the three months ended June 30, 2005. These operating expenses are related to increased sales and marketing costs to sign new residential and commercial customers (utility customers) as well as marketing for the four new filling stations we began to operate during the period. The four new filling stations also added additional staff to our operations. We currently have in place a marketing strategy targeting professional drivers to increase their awareness of our filling stations and educating them about the differences between our filling stations and our competitors run by inefficient government entities or other privately owned operators that lack sufficient supply. We continue to identify possible locations for new filling stations, and are applying to the proper governmental agencies for all necessary approvals and licenses to construct the new filling stations. We are also in discussions to acquire existing filling stations from our competitors.

Net Income. Net income was $927,269 for the three months ended June 30, 2006, an increase of $538,847 or 138.7% from $388,422 for the three months ended June 30, 2005. The increase is attributed to the growth of all segments of our business, from construction and installation to the sale of natural gas to our three classes of customers (utility, our own filling stations and wholesale to third party filling stations). The greatest impact has been from the addition of four new natural gas filling stations during the three months ended June 30, 2006.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Revenue. We generated revenues of $5,511,397 for the six months ended June 30, 2006, an increase of $4,189,963 or 317.1%, compared to $1,321,434 for the six months ended June 30, 2005. The increase in revenues was due to an approximately 412% increase in the sale of natural gas, from $658,652 in the six months ended June 30, 2005 to $3,369,402 during the six months ended June 30, 2006. The major factor in this increase was the opening of 7 natural gas filling stations during this period. We also increased construction and installation revenue by approximately 223% from $662,782 in the six months ended June 30, 2005 to $2,141,995 during the six months ended June 30, 2006. This increase is attributed to the approximately 13,000 new residential and commercial customers we signed during the six months ended June 30, 2006.

Approximately 61% of our total revenues, for the six months ended June 30, 2006, are from the sale of natural gas, and 85.4% of our revenues of natural gas were sold in our natural gas filling stations. We sell the compressed natural gas at the filling stations to CNG powered vehicles. Utility customers accounted for 6.4% of our natural gas sales, and 8.2% of natural gas revenues was sold wholesale to third party natural gas filling station operators. The balance of our total revenues for the six month period ended June 30, 2006, approximately 39%, was from construction/installation revenue. In the six months ended June 30, 2005 construction/installation revenue was approximately half of all revenues during the period. One customer accounted for 22.4 of our revenue for the six months June 30, 2006 and two customers accounted for 48.8 and 36.8% of our revenue for the six months ended June 30, 2005.

Gross profit. We have achieved a gross profit of $2,559,256 for the six months ended June 30, 2006, an increase of $1,992,623 or 351.7%, compared to $566,633 for the six months ended June 30, 2005. Gross profit for natural gas sale for the six month period ended June 30, 2006 was $1,259,794 or 49.2% of the total gross profit, construction and installation accounted for $1,299,462 or 50.8% of the period's gross profit.

Gross profit for natural gas sale increased to $1,259,794 for the six months ended June 30, 2006, an increase of $1,116,553 or 779.5%, compared to $143,241 for the six months ended June 30, 2005. Gross profit on the construction and installation activity increased to $1,299,462 for the six months ended June 30, 2006, an increase of $876,070 or 206.9%, compared to $423,392 for the six months ended June 30, 2005.

Gross margin, as a percentage of revenues, increased to 46.4% for the six months ended June 30, 2006, from 42.9% for the six months ended June 30, 2005. The increase in gross profit is due to the increased construction and installation activity. The gross profit margin on construction/installation is 60.7% for this period while the sale of natural has a gross profit margin of 37.4%. We work with gross margins on the construction and installation activity that are approximately 60%, dependent on the scope of the job, mostly due to the low cost of labor. This segment of our business, although not a monthly recurring business is highly profitable.

We purchase all of our natural gas for resale from a government owned entity, the Shaanxi Natural Gas Co. Inc. As all land in China is owned by the government, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, as they have been for the last 3 years, and maintain a stable flow of supply. The government has undertaken programs to promote the growth of the region in which we are located. The rate that we pay for natural gas is set by the central government, and has been stable for the past 3 years. Therefore, we expect supply and our cost price to continue to be stable in the future. There is one price that we charge all of our household, retail/commercial and industrial customers set by the local provincial government. There is no fixed formula to derive the selling price, nor are the rates designed to capture costs and expenses, or achieve a specified level of profit.

For the six months ended June 30, 2006, two suppliers accounted for 48.2% and 24.1% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of the two vendors would not have a material adverse effect on our operations.

Operating expenses. We incurred operating expenses of $980,454 for the six months ended June 30, 2006, an increase of $754,561 or 334.0%, compared to $225,893 for the six months ended June 30, 2005. These operating expenses are related to increased sales and marketing costs to sign new residential and commercial customers (utility customers) that were put on line during the period, as well as marketing for the seven new filling stations we began to operate during the period. The seven new filling stations also added additional staff to our operations. We commenced a marketing strategy targeting professional drivers to increase their awareness of our filling stations and educating them about the differences between our filling stations and our competitors run by inefficient government entities or other privately owned operators that lack sufficient supply. We continue identifying possible locations for new filling stations, and are applying to the proper governmental agencies for all necessary approvals and licenses to construct the new filling stations. We are in discussions to acquire existing filling stations from our competitors.

Net Income. Net income was $1,337,849 for the six months ended June 30, 2006, an increase of $997,690 or 293.3% from $340,159 for the six months ended June 30, 2005. The increase is attributed to the growth of all segments of our business, from construction and installation to the sale of natural gas to our three classes of customers (utility, our own filling stations and wholesale to third party filling stations). The greatest impact has been due to the addition of seven new natural gas filling stations during the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006 we had $7,142,852 of cash and cash equivalents on hand compared to $675,624 cash and cash equivalents as of December 31, 2005.

In January 2006, we entered into securities purchase agreements with several accredited investors and completed the sale of $10.4 million of units. The proceeds of the financing are intended for the investment necessary to construct or acquire natural gas filling stations, purchase of raw materials and working capital. On July 12, 2006 we completed the acquisition of 2 additional natural gas filling stations from individual owners. At July 12, 2006, we own a total of 9 natural gas filling stations. Our plans for the remainder of 2006 are to construct or acquire from third parties up to an additional 12 natural gas filling stations. Each filling station costs approximately $600,000 to construct. There is a premium for filling stations that we acquire dependent on historical sales, location and the ability for us to produce revenue from that filling station immediately upon completing the acquisition. We believe that the proceeds of the financing along with operating cash flow will cover all expenses associated with the build out or acquisition of these filling stations.

We had net cash flows used in operations of $297,947 for the six months ended June 30, 2006 as compared to net cash used in operations of $3,401,395 for the six months ended June 30, 2005. The increase in net cash flows from operations for the six months ended June 30, 2006 as compared to corresponding period in 2005 was mainly due to the decrease of other receivables and unearned revenue.

Cash outflows used in investing activities increased to $2,911,286 for the six months ended June 30, 2006 as compared to $80,490 for the six months ended June 30, 2005 as a result of payments made for property and equipment for investments necessary to construct and build the filling stations and for construction materials used to build the pipelines to individual households. Typically, this construction is completed within thirty to sixty days. Any prepayments that we make to our construction equipment/material vendors are made to ensure timely delivery and ensure preferred treatment of any last minute or rush delivery of materials that we may need. Based on our relationships with our vendors the prepayments are unsecured and interest free, however, since most construction projects are completed in slightly more than 30 days this fact becomes inconsequential as materials are delivered to the job site well in advance of the completion of each project.

We had cash flows from financing activities of $8,842,853 for the six months ended June 30, 2006, as compared to $3,504,190 for the six months ended June 30, 2005. The increase is due to the sale of 3,714,428 shares of common stock and 1,432,953 warrants to purchase common stock, for gross proceeds of $10.4 million Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations and near term growth strategies.

The majority of our revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China.

There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a) Exhibits

Exhibit Number   Description of Exhibit
--------------   ----------------------

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

                                        China Natural Gas, Inc.


August 3, 2006                          By: /s/ Qinan Ji
                                            -------------------------------
                                            Qinan Ji
                                            Chief Executive Officer (Principal
                                            Executive Officer)


August 3, 2006                          By: /s/ Xiaogang Zhu
                                            -------------------------------
                                            Xiaogang Zhu
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)