Form 10QSB
period 2006-09-30
China Natural Gas, Inc.
filed 2006-11-14
CIK 1120830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ____________ to __________


                                    000-31539
                            (Commission file number)


                             CHINA NATURAL GAS, INC.
        (Exact name of small business issuer as specified in its charter)


             Delaware                                     98-0231607
(State or other jurisdiction of                        (IRS Employer of
 incorporation or organization)                       Identification No.)


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

As of November 13, 2006 - 24,210,183 shares of common stock

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

Transitional Small Business Disclosure Format (check one):        Yes |_| No |X|

                             CHINA NATURAL GAS, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2006 (unaudited)     2

         Consolidated Statements of Income and Other Comprehensive
          Income for the three and nine month periods ended September
          30, 2006 and 2005 (unaudited)                                      3

         Consolidated Statements of Cash Flows for the nine month
           periods ended September 30, 2006 and 2005 (unaudited)             4

         Notes to Consolidated Financial Statements (unaudited)              5

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2006
                                  (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash & cash equivalents                                  $ 5,031,991
  Accounts receivable, net of allowance for
    doubtful accounts of $0                                    316,829
  Other receivable                                           1,831,998
  Inventory                                                    298,135
  Advances to suppliers                                      3,121,797
  Prepaid expense                                              165,628
                                                           -----------
    Total current assets                                    10,766,378

PROPERTY AND EQUIPMENT, net                                 12,162,205
CONTRACTS IN PROGRESS                                          418,530
CONSTRUCTION IN PROGRESS                                     2,267,926
                                                           -----------
    TOTAL ASSETS                                           $25,615,039
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable & accrued expense                       $   383,617
  Other payables                                             1,310,839
  Unearned revenue                                             518,687
                                                           -----------
    Total current liabilities                                2,213,143
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.0001 per share; authorized
    5,000,000 shares; none issued
    Common stock, $0.0001 per share; authorized
    30,000,000 shares;  issued and
    outstanding 24,210,183                                       2,421
  Additional paid-in capital                                18,223,911
  Cumulative translation adjustment                            520,604
  Statutory reserve                                            707,776
  Retained earnings                                          3,947,184
                                                           -----------
    Total stockholders' equity                              23,401,896
                                                           -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $25,615,039
                                                           ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (Unaudited)


                                         For the Three Month Period Ended       For the Nine Month Period Ended
                                                    September 30,                         September 30,
                                                 2006         2005                    2006          2005
                                             -----------   -----------             -----------   -----------
Revenue
  Natural gas revenue                        $ 5,210,834    $  406,365             $ 8,580,236   $ 1,065,017
  Construction / installation revenue          1,303,457       986,243               3,445,452     1,649,025
                                             -----------   -----------             -----------   -----------
     Total revenue                             6,514,291     1,392,608              12,025,688     2,714,042

Cost of revenue
  Natural gas cost                             2,752,594       315,116               4,862,202       830,527
  Construction / installation cost               526,292       345,382               1,368,825       584,772
                                             -----------   -----------             -----------   -----------
                                               3,278,886       660,498               6,231,027     1,415,299

Gross profit                                   3,235,405       732,110               5,794,661     1,298,743

Operating expenses
  Selling expenses                               366,616       129,353                 923,960       299,352
  General and administrative expenses            270,031        77,097                 693,141       132,991
                                             -----------   -----------             -----------   -----------
     Total operating expenses                    636,647       206,450               1,617,101       432,343
                                             -----------   -----------             -----------   -----------

Income from operations                         2,598,758       525,660               4,177,560       866,400

Non-operating income (expense):
  Interest income                                  2,485           307                   7,262           894
  Other income (expense)                          (4,231)          700                 (10,182)         (468)
                                             -----------   -----------             -----------   -----------
     Total non-operating income (expense)         (1,746)        1,007                  (2,920)          426
                                             -----------   -----------             -----------   -----------

Income before income tax                       2,597,012       526,667               4,174,640       866,826

Income tax                                       393,226       130,024                 633,005       130,024
                                             -----------   -----------             -----------   -----------
Net income                                   $ 2,203,786   $   396,643             $ 3,541,635   $   736,802

Other comprehensive income
  Foreign currency translation gain              258,640            --                 291,857            --
                                             -----------   -----------             -----------   -----------

Comprehensive Income                         $ 2,462,426   $   396,643             $ 3,833,492   $   736,802
                                             ===========   ===========             ===========   ===========

Weighted average shares outstanding
  Basic                                       23,931,197    16,000,000              23,759,285    15,975,368
                                             ===========   ===========             ===========   ===========
  Diluted                                     23,931,197    16,000,000              23,759,285    15,975,368
                                             ===========   ===========             ===========   ===========
Earnings per share
  Basic                                      $      0.09   $      0.02             $      0.15          0.05
                                             ===========   ===========             ===========   ===========
  Diluted                                    $      0.09   $      0.02             $      0.15   $      0.05
                                             ===========   ===========             ===========   ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                     CHINA NATURAL GAS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (Unaudited)


                                                            Nine Months Ended September 30,
                                                               -------------------------
                                                                  2006          2005
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  3,541,635  $   736,802
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                  497,072       204,426
    Exchange gains                                                (457,976)           --
    (Increase) / decrease in assets:
      Accounts receivable                                         (306,677)     (297,892)
      Other receivable                                          (1,258,975)      (33,390)
      Inventory                                                   (248,642)       21,271
      Receivable from related party                                     --      (168,666)
      Advances to suppliers                                     (3,068,491)     (291,955)
      Prepaid expense                                             (147,525)      (16,474)
      Contract in progress                                        (413,237)      379,584
    Increase / (decrease) in current liabilities:
      Accounts payable                                             183,632    (1,128,496)
      Other payables                                               549,701     1,388,554
      Unearned revenue                                             206,537      (724,508)
                                                               -----------   -----------
  Net cash provided by (used in) operating activities             (922,946)       69,256
                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Payment  on purchase of property and equipment              (4,170,589)   (2,671,533)
    Additions to construction in progress                         (498,676)           --
                                                               -----------   -----------
  Net cash used in investing activities                         (4,669,265)   (2,671,533)
                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                          10,400,000     3,503,897
    Proceeds from exercise of warrants                           1,050,001            --
    Payment of offering costs                                   (1,557,147)           --
                                                               -----------   -----------
  Net cash provided by in financing activities                   9,892,854     3,503,897
                                                               -----------   -----------

Effect of exchange rate changes on cash and cash equivalents        55,724        36,625

NET INCREASE IN CASH & CASH EQUIVALENTS                          4,356,367       938,245

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         675,624        62,998
                                                               -----------   -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                        $ 5,031,991   $ 1,001,243
                                                               ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                $        --   $        --
                                                               ===========   ===========
  Income taxes paid                                            $        --   $        --
                                                               ===========   ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                CHINA NATURAL GAS, INC. AND SUBSIDIARY
              NOTES T0 CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by China Natural Gas, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.


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

The Company incorporated a new subsidiary, Shaanxi Natural Gas Equipment Co., Ltd. in February 2006. Shaanxi Natural Gas Equipment Co., Ltd. did not have any operations during the period ended September 30, 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, XXNGC and Shaanxi Natural Gas Equipment Co., Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

Foreign Currency Translation

As of September 30, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."


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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company's management determined that all receivables are good and there is no need of reserve for bad debts as on September 30, 2006.

Other receivable includes a loan of $1,043,625 made to a third party in September 2006, for a two month period. The loan is unsecured and carry an interest rate of 4.5% per month. However, if the loan is not repaid in the stipulated time frame, the interest rate increases to 20% per month.

Advances

The Company advances to certain vendors (for purchase of its material and equipment) and a consultant . The advances are interest free and unsecured.

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

           Office equipment                                   5 years
           Operating equipment                              5-20 years
           Vehicles                                           5 years
           Buildings                                         30 years

At September 30, 2006, the following are the details of the property and equipment:

           Office equipment                            $            51,875
           Operating equipment                                  10,896,496
           Vehicles                                                443,280
           Buildings                                             2,380,653
                                                      -------------------------
                                                                13,772,305
           Less accumulated depreciation                        (1,610,100)
                                                      -------------------------
                                                       $        12,162,205
                                                      =========================

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $495,967 and $204,426, respectively.

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

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. As of September 30, 2006, the Company had $418,530 of contracts in progress.

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

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2006 and 2005 were insignificant.


Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2006, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax.

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

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. At September 30, 2006, the Company had outstanding 1,140,286 warrants. The average stock price for the three and nine months ended September 30, 2006 was less than the exercise price of the warrants; therefore, the warrants are not factored into the diluted earning per share calculation as they are anti-dilutive.

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

Recent Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company adopted FAS No. 123R on January 1, 2006 and the adoption of this statement did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our financial statements.

In June 2005, the FASB ratified the EITF consensus to amend EITF No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights". The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights." The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. Management believes the adoption of this pronouncement will not have a material effect on our financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

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

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.


Note 3 - Other Payables

Other payable consists of the following as of September 30, 2006:

           Other accounts payable                      $            99,784
           Welfare payable                                          12,075
           Tax payable                                           1,178,388
           Other                                                    20,592
                                                      -------------------------
                                                       $         1,310,839
                                                      =========================

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

In September 2006, the Company received $1,050,001 from the exercise of 291,667 warrants.

Warrants

Following is a summary of the warrant activity:


                                                        Weighted
                                                         Average       Aggregate
                                          Warrants       Exercise      Intrinsic
                                        outstanding        Price         Value

Outstanding, December 31, 2005                -                 -            -
Granted                                    1,431,953        $3.60
Forfeited                                    -                  -
Exercised                                   (291,667)       $3.60
                                       ---------------
Outstanding, September 30, 2006             1,140,286       $3.60      $     0
                                       ===============


Following is a summary of the status of warrants outstanding at September 30, 2006:


         Outstanding Warrants                          Exercisable Warrants

                                      Average
                                     Remaining        Average
        Exercise                    Contractual      Exercise
          Price        Number           Life           Price      Number

          $3.60       1,140,286         2.28           $3.60    1,140,286


Note 5 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $34,919 and $8,360 for the nine months ended September 30, 2006 and 2005, respectively.


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

The Company has appropriated $538,054 and $110,520 as reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2006 and 2005, respectively.


Note 7 - Earnings Per Share

Earnings per share for nine months September 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. There were no common stock equivalents that were dilutive during the three and nine months ended September 30, 2006 and 2005; accordingly, basic and diluted earning per share were the same for all periods presented.


Note 8 - Current Vulnerability Due to Certain Concentrations

For the nine months ended September 30, 2006 and 2005, the Company purchased all of the natural gas for resale from one vendor, Shaanxi Natural Gas Co., Ltd., a government owned enterprise and two other wholesale vendors. $0. was owing to one of the wholesale vendors at September 30, 2006. The Company has had annual agreements with Shaanxi Natural Gas that requires the Company to purchase a minimum amount of natural gas. For the years ended December 31, 2005, the minimum purchases was 2.36 million cubic meters. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised their policies, and contract terms are now six months and subject to review prior to renewal. The Company's management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the nine months ended September 30, 2006, two supplier accounts for 42.2% and 17.0% of the total equipment purchased by the Company.

One customer accounted for 36.1% and 87.0% of the Company's revenue for the nine months ended September 30, 2006 and 2005, respectively.

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

Note 9 - Related Party Transactions

Included in other payables in the accompanying balance sheet at September 30, 2006 is $0 due to stockholder of the Company.


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

Construction In Progress

Construction in progress consist of the cost of constructing fixed assets for our use. The major cost of construction in progress relates to material, labor and overhead. As of September 30, 2006 the Company has $2,267,926 Construction in progress.

Contracts In Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. As of September 30, 2006, the Company has $418,530 contracts in progress.

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

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Revenue. We generated revenues of $6,514,291 for the three months ended September 30, 2006, an increase of $5,121,683 or 367.8%, compared to $1,392,608 for the three months ended September 30, 2005. The increase in revenues was due to an 1182% increase in our natural gas revenues, as we opened 4 new filling stations during the three months ended September 30, 2006. In addition, we had approximately a 32.2% increase in our construction/installation revenues during this period, as we continue to increase the number of households we serve to approximately 67,540.

Approximately 80% of our total revenues, for the three months ended September 30, 2006, are from the sale of natural gas, 92.9% of our revenues of natural gas were sold in our natural gas filling stations. We sell the compressed natural gas at the filling stations to CNG powered vehicles. Utility customers accounted for 4.19% of our natural gas sales, and 2.88% of natural gas revenues was sold wholesale to third party natural gas filling station operators.

The balance of our total revenues for the three month period ended September 30, 2006, 20%, was from construction/installation revenue. New households pay approximately 60% of the construction costs of the pipeline that supplies their homes with natural gas up front and the balance is paid as part of the monthly natural gas bill. Three customers accounted for 47.9%, 33.9% and 14.9% of our construction/installation revenue for the three months ended September 30, 2006 and one customer accounted for 81.35% of our revenue for the three months ended September 30, 2005.

Gross profit. We have achieved a gross profit of $3,235,405 for the three months ended September 30, 2006, an increase of $2,503,295 or 341.9%, compared to $732,110 for the three months ended September 30, 2005. Gross profit for natural gas sale for the three month period ended September 30, 2006 was $2,458,240 or 76% of the total gross profit, construction and installation accounted for $777,165 or 24% of the period's gross profit.

Gross profit for the sale of natural gas was $2,458,240 for the three months ended September 30, 2006, an increase of $2,366,991 or 2594%, compared to $91,249 for the three months ended September 30, 2005. Gross profit on the construction and installation activity increased to $777,165 for the three months ended September 30, 2006, an increase of $136,304 or 21.3%, compared to $640,861 for the three months ended September 30, 2005.

Gross margin, as a percentage of revenues, decreased to 49.7% for the three months ended September 30, 2006, from 52.6% for the three months ended September 30, 2005. The decrease in gross profit margin is due to the large increase in our filling station revenues and natural gas revenues overtaking construction/installation revenues as the major contributor to our total revenues. The gross profit margin on construction/installation is 59.6% for this period while the sale of natural has a gross profit margin of 47.2%. We work with gross margins on the construction and installation activity that are approximately 60%, dependent on the scope of the job, mostly due to the low cost of labor. This segment of our business, although not a monthly recurring business is highly profitable.

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

For the three months ended September 30, 2006, three suppliers accounted for 37.22%, 14.31% and 9.08% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of the three vendors would not have a material adverse effect on our operations.

Operating expenses. We incurred operating expenses of $636,647 for the three months ended September 30, 2006, an increase of $430,197 or 208.4%, compared to $206,450 for the three months ended September 30, 2005. These operating expenses are related to increased sales and marketing costs to sign new residential and commercial customers (utility customers) as well as marketing for the four new filling stations we began to operate during the period. The four new filling stations also added additional staff to our operations. We currently have in place a marketing strategy targeting professional drivers to increase their awareness of our filling stations and educating them about the differences between our filling stations and our competitors run by inefficient government entities or other privately owned operators that lack sufficient supply. We continue to identify possible locations for new filling stations, and are applying to the proper governmental agencies for all necessary approvals and licenses to construct the new filling stations. We are also in discussions to acquire existing filling stations from our competitors.

Net Income. Net income was $2,203,786 for the three months ended September 30, 2006, an increase of $1,807,143 or 455.6% from $396,643 for the three months ended September 30, 2005. The increase is attributed to the growth of all segments of our business, from construction and installation to the sale of natural gas to our three classes of customers (utility, our own filling stations and wholesale to third party filling stations). The greatest impact has been from the addition of four new natural gas filling stations during the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Revenue. We generated revenues of $12,025,688 for the nine months ended September 30, 2006, an increase of $9,311,646 or 343.1%, compared to $2,714,042 for the nine months ended September 30, 2005. The increase in revenues was due to an approximately 705.6% increase in the sale of natural gas, from $1,065,017 in the nine months ended September 30, 2005 to $8,580,236 during the nine months ended September 30, 2006. The major factor in this increase was the opening of eleven natural gas filling stations during this period. We also increased construction and installation revenue by approximately 108.9% from $1,649,025 in the nine months ended September 30, 2005 to $3,445,452 during the nine months ended September 30, 2006. This increase is attributed to the approximately 18,000 new residential and commercial customers we signed during the nine months ended September 30, 2006.

Approximately 71.3% of our total revenues, for the nine months ended September 30, 2006, are from the sale of natural gas, and 89.95% of our revenues of natural gas were sold in our natural gas filling stations. We sell the compressed natural gas at the filling stations to CNG powered vehicles. Utility customers accounted for 5.05% of our natural gas sales, and 4.99% of natural gas revenues was sold wholesale to third party natural gas filling station operators.

The balance of our total revenues for the nine month period ended September 30, 2006, approximately 28.7%, was from construction/installation revenue. In the nine months ended September 30, 2005 construction/installation revenue was approximately 60.8% of all revenues during the period. Two customers accounted for 36.08%, and 25.5% of our construction/installation revenue for the nine months September 30, 2006 and one customer accounted for 87.2 of our revenue for the nine months ended September 30, 2005.

Gross profit. We have achieved a gross profit of $5,794,661 for the nine months ended September 30, 2006, an increase of $4,495,918 or 346.2%, compared to $1,298,743 for the nine months ended September 30, 2005. Gross profit for natural gas sale for the nine month period ended September 30, 2006 was $3,718,034 or 64.2% of the total gross profit, construction and installation accounted for $2,076,627 or 35.8% of the period's gross profit.

Gross profit for natural gas sale increased to $3,718,034 for the nine months ended September 30, 2006, an increase of $3,483,544 or 1485.6%, compared to $234,490 for the nine months ended September 30, 2005. Gross profit on the construction and installation activity increased to $2,076,627 for the nine months ended September 30, 2006, an increase of $1,012,374 or 95.1%, compared to $1,064,253 for the nine months ended September 30, 2005.

Gross margin, as a percentage of revenues, increased to 48.2% for the nine months ended September 30, 2006, from 47.9% for the nine months ended September 30, 2005. The increase in gross profit is due to the increased construction and installation activity. The gross profit margin on construction/installation is 60.3% for this period. We work with gross margins on the construction and installation activity that historically are approximately 60%, dependent on the scope of the job, mostly due to the low cost of labor. This segment of our business, although not a monthly recurring business is highly profitable. The sale of natural has a gross profit margin of 43.3% during the nine months ended September 30, 2006. In the same nine month period in 2005 the sale of natural gas had a gross profit margin of approximately 22%, the majority these sales were utility sales. In the nine month period ended September 30, 2006 the majority of our natural gas is sold through our natural gas filling stations. In the same period in 2005 we had no filling stations. At these stations we are able to receive a higher price for each cubic meter of natural gas sold.

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

For the nine months ended September 30, 2006, three suppliers accounted for approximately 44.2%, 16.99% and 10.41% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of the three vendors would not have a material adverse effect on our operations.

Operating expenses. We incurred operating expenses of $1,617,101 for the nine months ended September 30, 2006, an increase of $1,184,758 or 274%, compared to $432,343 for the nine months ended September 30, 2005. These operating expenses are related to increased sales and marketing costs to sign new residential and commercial customers (utility customers) that were put on line during the period, as well as marketing for the eleven new filling stations we began to operate during the period. The eleven new filling stations also added additional staff to our operations. We commenced a marketing strategy targeting professional drivers to increase their awareness of our filling stations and educating them about the differences between our filling stations and our competitors run by inefficient government entities or other privately owned operators that lack sufficient supply. We continue identifying possible locations for new filling stations, and are applying to the proper governmental agencies for all necessary approvals and licenses to construct the new filling stations. We are in discussions to acquire existing filling stations from our competitors.

Net Income. Net income was $3,541,635 for the nine months ended September 30, 2006, an increase of $2,804,833 or 380.7% from $736,802 for the nine months ended September 30, 2005. The increase is attributed to the growth of all segments of our business, from construction and installation to the sale of natural gas to our three classes of customers (utility, our own filling stations and wholesale to third party filling stations). The greatest impact has been due to the addition of eleven new natural gas filling stations during the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006 we had $5,031,991 of cash and cash equivalents on hand compared to $1,001,243 cash and cash equivalents as of September 30, 2005.

In January 2006, we entered into securities purchase agreements with several accredited investors and completed the sale of $10.4 million of units. The proceeds of the financing are intended for the investment necessary to construct or acquire natural gas filling stations, purchase of raw materials and working capital. During the quarter ended September 30, 2006, an investor elected to exercise 291,667 warrants and we received $1,050,001.

As of November 10, 2006, we have a total of 17 natural gas filling stations. Our plans for the remainder of 2006 are to construct or acquire from third parties at least four natural gas filling stations. Each filling station costs approximately $600,000 to construct. There is a premium for filling stations that we acquire dependent on historical sales, location and the ability for us to produce revenue from that filling station immediately upon completing the acquisition. We believe that the proceeds of the financing along with operating cash flow will cover all expenses associated with the build out or acquisition of these filling stations.

During the quarter ended September 30, 2006 we started the planning process of building a Liquefied Natural Gas (LNG) facility. We have met with several builders of such facilities and are evaluating our options. We feel that as the acceptance of natural gas as an alternative fuel grows we will need to be ready with the infrastructure to meet the demand.

We had net cash flows used in operations of $922,946 for the nine months ended September 30, 2006 as compared to net cash provided by operations of $69,256 for the nine months ended September 30, 2005. The increase in net cash flows used in operations for the nine months ended September 30, 2006 as compared to corresponding period in 2005 was mainly due to the increase of other receivables, $1,258,975, and the increase of advances to suppliers, $3,068,491.

Cash outflows used in investing activities increased to $4,669,265 for the nine months ended September 30, 2006 as compared to $2,671,533 for the nine months ended September 30, 2005 as a result of payments made for property and equipment for investments necessary to construct and build the filling stations and for construction materials used to build the pipelines to individual households. Typically, this construction is completed within thirty to sixty days. Any prepayments that we make to our construction equipment/material vendors are made to ensure timely delivery and ensure preferred treatment of any last minute or rush delivery of materials that we may need. Based on our relationships with our vendors the prepayments are unsecured and interest free, however, since most construction projects are completed in slightly more than 30 days this fact becomes inconsequential as materials are delivered to the job site well in advance of the completion of each project.

We had cash flows from financing activities of $9,892,854 for the nine months ended September 30, 2006, as compared to $3,503,897 for the nine months ended September 30, 2005. The increase is due to the sale of 3,714,428 shares of common stock and 1,432,953 warrants to purchase common stock, for gross proceeds of $10.4 million. We also received $1.05 million during the quarter ended September 30, 2006, the result of an investor electing to exercise 291,667 warrants. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations and near term growth strategies.

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

Not applicable.

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


                                        China Natural Gas, Inc.


November 14, 2006                        By:
                                            -------------------------------
                                            Qinan Ji
                                            Chief Executive Officer (Principal
                                            Executive Officer)


November 14, 2006                        By:
                                            -------------------------------
                                            Xiaogang Zhu
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)