Form 10QSB/A
period 2006-09-30
China Natural Gas, Inc.
filed 2006-11-15
CIK 1120830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                             CHINA NATURAL GAS, INC.
                                  FORM 10-QSB/A

                                EXPLANATORY NOTE

      This amendment on Form 1O-QSB/A is being filed to correct certain typographical errors and to include conformed signatures, which were inadvertently omitted. This amendment to the Report does not alter any part of the content of the Report, except for the changes provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report

                             CHINA NATURAL GAS, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2006 (unaudited)     2

         Consolidated Statements of Income and Other Comprehensive
          Income for the three and nine month periods ended September
          30, 2006 and 2005 (unaudited)                                      3

         Consolidated Statements of Cash Flows for the nine month
           periods ended September 30, 2006 and 2005 (unaudited)             4

         Notes to Consolidated Financial Statements (unaudited)              5

Item 2.  Management's Discussion and Analysis or Plan of Operations         16

Item 3.  Controls and Procedures                                            23

PART II. OTHER INFORMATION                                                  25

Item 1.  Legal Proceedings                                                  26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        26

Item 3.  Defaults Upon Senior Securities                                    26

Item 4.  Submission of Matters to a Vote of Security Holders                26

Item 5.  Other Information                                                  26

Item 6.  Exhibits                                                           27

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

The balance of our total revenues for the nine month period ended September 30, 2006, approximately 28.7%, was from construction/installation revenue. In the nine months ended September 30, 2005 construction/installation revenue was approximately 60.8% of all revenues during the period. Two customers accounted for 36.08%, and 25.5% of our construction/installation revenue for the nine months September 30, 2006 and one customer accounted for 87.2% of our revenue for the nine months ended September 30, 2005.

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