Form 10KSB
period 2006-12-31
China Natural Gas, Inc.
filed 2007-04-17
CIK 1120830

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2006

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

                     19th Floor, Building B, Van Metropolis
                           Tang Yan Road, Hi-Tech Zone
                          Xian,710065, Shaanxi Province
                                      China
                     (Address of principal executive office)

                    Issuer's telephone number: 86-29-88323325

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $.0001 par value per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [_] NO [X]

The issuer's revenues for the fiscal year ended December 31, 2006 were $18,828,790.

The number of shares of the Registrant's common stock, par value $0.0001 per share, outstanding as of April 13, 2007 held by non-affiliates was 18,278,587 shares. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant. The aggregate market value of the common equity held by non-affiliates as of April 13, 2007 was $38,750,604.

As of April 13, 2007, there were 24,210,183 shares of the issuer's common stock, $0.0001 par value, outstanding.

Transitional Small Business Disclosure format (Check one): YES [_]  NO [X]

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                      INDEX

                                                                            Page

PART I........................................................................ 4
      ITEM 1.  DESCRIPTION OF BUSINESS........................................ 4
      ITEM 2.  DESCRIPTION OF PROPERTY........................................19
      ITEM 3.  LEGAL PROCEEDINGS..............................................19
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.............20

PART II.......................................................................20
      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
               SECURITIES.....................................................20
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......21
      ITEM 7.  FINANCIAL STATEMENTS...........................................29
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................................30
      ITEM 8A. CONTROLS AND PROCEDURES........................................30
      ITEM 8B. OTHER INFORMATION..............................................30

PART III......................................................................30
      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT.............30
      ITEM 10. EXECUTIVE COMPENSATION.........................................34
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................35
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................36
      ITEM 13. EXHIBITS.......................................................36
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................37

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "China Natural Gas," "CHNG," "the Company," "we," "us," and "our" refer to China Natural Gas, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

      We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. On May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International Inc. On December 6, 2005, we closed a Share Purchase Agreement with Xian Xilan Natural Gas Co., Ltd., a corporation formed under the laws of the People's Republic of China on January 8, 2000, and the shareholders of Xian Xilan Natural Gas Co., Ltd. Pursuant to the Share Purchase Agreement, we acquired all of the issued and outstanding capital stock of Xian Xilan Natural Gas Co., Ltd. from the shareholders of Xian Xilan Natural Gas Co., Ltd. On December 19, 2005, we changed our name to China Natural Gas, Inc.

Overview of our Business

      We distribute and sell natural gas to commercial, industrial and residential customers in the Xian area, including Lantian County and the Lintong and Baqiao Districts, of Shaanxi province of The Peoples' Republic of China ("China" or the "PRC"). The Shaanxi province is located in central China and has a population of approximately 36 million in an area of over 200,000 square kilometers (about 77,225 square miles). Xian, the capital of Shaanxi Province, is located in the southern part of Shaanxi Province and has a population of approximately 8 million people, with about 5 million people living within the urban area.

We operate three primary business lines:

      o Distribution and sale of compressed natural gas (CNG) through Company-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles (17 stations as of March 21, 2007);

      o Distribution and sale of CNG to third party-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles; and

      o Distribution and sale of natural gas to residential, commercial and industrial customers through Company-owned pipelines. As of March 31, 2007, the Company distributed and sold natural gas to approximately 75,000 homes and businesses.

      We buy all of the natural gas that we sell and distribute to our customers from government owned enterprises. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. The natural gas that we buy is available in two forms: (1) piped natural gas; and (ii) CNG.

      We believe that the Company is the first China based natural gas company publicly traded in the US capital markets (stock symbol: CHNG.OB).

Our Products, Services and Customers

Our Pipeline Distribution System

      We own and operate a network of approximately 120 km of high pressure pipeline in the Xian area. Our pipeline network connects with a high pressure pipeline network from the government operated Shaanxi Natural Gas Company. This pipeline supplies natural gas directly from a gas field in the northern region of the province to the high pressure pipes that then feed into citygate "let-down" stations at HongQing and Lantian County. At HongQing and LanTian the pressure is reduced and transported through a network of low-pressure distribution pipes to supply our residential, commercial and industrial customers in Lantian County, and the Lintong and Baqiao Districts. The spur also feeds a compressor station at HongQing where CNG is collected by tankers to supply CNG filling stations.

      Each of our pipeline customers is physically connected to our pipeline network through Company installed and maintained connection equipment and natural gas usage monitoring systems. We generate additional fees from the construction and installation of connections to our natural gas distribution system.

      We believe that we are currently the sole authorized provider of natural gas to residential customers in our service area and the only privately owned company in the Shaanxi province to own and operate this type of high pressure pipeline.


CNG Filling Stations

      We also distribute CNG as a vehicular fuel through our own and through third party-owned CNG filling stations. We currently own and operate thirteen natural gas filling stations in the Xian metropolitan area and four natural gas filling stations in Henan province. CNG is sold to taxis and buses that operate on CNG technology.

      Currently, we purchase natural gas for 1.26 RMB/cubic meter and sell each cubic meter for 2.65RMB net of value added taxes. We can construct a CNG filling station in approximately 60 days for a cost of approximately US$800,000. As of March 17, 2007, we were in the process of constructing seven additional CNG filling stations. We continue to evaluate additional sites for CNG filling stations in the Xian metropolitan area. In July 2005, we purchased a Compressor Station located near our pipeline that will allow us to compress and transport CNG via truck to CNG filling stations.

Our CNG Market

      We estimate that currently there are approximately 50,000 vehicles using CNG in the Xian area. PRC government statistics indicate that there are currently 5,000 buses and 20,000 taxis using CNG in Xian. Each bus uses an average of 70 cubic meters of CNG per day and taxis use an average of 30 cubic meters of CNG per day (source: Xian Clean Fuel Vehicles Commission 2005).

      The PRC government estimates in its Eleventh Five Year Plan (2006-2010) that current total demand for CNG as a vehicular fuel in the Xian area is approximately one million seventy thousand (1,070,000) cubic meters per day. The PRC government's clean energy policy as expressed in the proposal for the Eleventh Five Year Plan (2006-2010) encourages the use of CNG as a vehicular fuel. In addition, currently CNG is cheaper than gasoline. We estimate that the average CNG station in Xian pumps approximately 15,000 cubic meters of CNG per day and in November 2006, based on a survey we conducted, there were 53 CNG filling stations in Xian. Therefore, we estimate that approximately 800,000 cubic meters of CNG is pumped per day, a figure well below estimated total demand. As a result, we believe that there is significant unmet demand for CNG in the Xian area and that the market for CNG vehicular fuel provides us with the greatest opportunities for profit and growth.

      We believe that our vertically integrated operations and our proprietary pipeline and supply contracts gives us greater access to CNG supplies and customers and uniquely position us to become a major supplier of CNG vehicular fuel in the Xian area.

Our Pipeline Network Customers

      As of December 31, 2006, we had approximately 75,000 customers, including residential, industrial and commercial customers. We are continuing to expand our customer base in Xian's newly developed business and residential areas including the districts of Xihan and Chanliu. Our industrial customers, including the Xiwei Aluminum Company and the Hungtian Company, use natural gas as a raw material for their production process. We are not dependent upon any single customer or group of customers for a material portion of our natural gas sales or revenues.

      Our pipeline customers purchase natural gas by means of prepaid cards that can be inserted into the connection equipment to initiate gas flow.

      We are currently seeking to expand pipeline distribution to the Shangluo and Ankang areas of Shaanxi province. In September 2005, we submitted applications to local government authorities for approval to supply the Shanglou and Ankang areas on an exclusive basis. Approval is still pending and can take up to three years. As a result, we cannot be certain if we will receive such government approval at all or, if approved, when we will receive such government approval. However, we believe that if we receive government approval, the approval would give us the exclusive right to provide natural gas to residential, commercial and industrial customers in those areas.

Our Proposed Liquefied Natural Gas Project

      During 2007, we plan to move into the processing, distribution and sale of liquefied natural gas (LNG). We believe that adding LNG to our product offerings will expand our geographic sales footprint and increase revenues and profitability.

      Both CNG and LNG are natural gas that has been compressed into canisters to enable transportation, usually by truck, to the point of distribution or consumption. Typically CNG is compressed at 200 times atmospheric pressure and can be transported at normal temperatures to distances of up to 300 km. LNG is typically compressed at up to 625 times atmospheric pressure and must be transported at sub-zero degree temperatures. LNG can be transported over greater distances by gas tanker truck. LNG is compressed at much higher pressure and transported at much lower temperature than CNG. Therefore, the cost of compression and processing of LNG is higher than that of CNG, although the LNG transportation costs are lower.

      We plan to construct an LNG processing and distribution plant in Jinbiang, Shananxi province (the "LNG Project"). We estimate that the construction of the LNG Project will cost approximately US$40 million (RMB 309 million). If we can obtain financing for the project by the end of 2007, we believe that the plant can be completed by June 2008. We have obtained the required permits and approvals to build the LNG plant from local government authorities; however, we will require approval from the Shaanxi Development and Reform Commission to begun LNG production at the plant.

Our Subsidiaries

      On October 24, 2006, we formed a wholly-owned subsidiary, Xilan Liquefied Natural Gas Ltd., a limited liability company organized under the laws of PRC to administer the production and sales of LNG.

      In 2006, the Company, through its wholly-owned subsidiary, Xilan
Liquefied Natural Gas Co., Ltd, received a letter from PetroChina Company Limited pursuant to which PetroChina agreed in principle, subject to the negotiation and execution of a final contract, to supply up to 150,000,000 cubic meters of natural gas annually upon the completion of our LNG project.

      In 2006, we formed a wholly-owned subsidiary, Xian Xilan Natural Gas Equipment Ltd., a limited liability company organized under the laws of PRC ("Xilan Equipment"), to provide equipment to our own CNG filling stations.

Suppliers

      During 2006, we had only one natural gas supplier, the Shaanxi Natural Gas Co., Ltd., a government owned enterprise. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised its policies, and contract terms are now six months and subject to review prior to renewal. The price of natural gas is strictly controlled by the government and has remained stable over the past 3 years.

      In 2006, we signed a three-year contract with Zhengzhou Zhongyou
Hengran Petroleum Gas Co., Ltd., a branch company of China Petrochemical, to supply 350,000 cubic meters of CNG daily and to supply CNG for a filling station built by the Company in Henan province.

      On October 19, 2006, we received a letter from PetroChina Company Limited pursuant to which PetroChina agreed in principle to supply up to 150 million cubic meters of LNG annually to our subsidiary subject to the negotiation of a final agreement once our LNG plant is built.

      We do not expect any difficulty in continuing to renew our supply contracts during the next 12 months.

PRC Natural Gas Industry Overview

      China's rapidly expanding economy is stretching the limits of its energy resources. Currently, only 3% of China's total energy usage is natural gas, while the world's average consumption of natural gas is 24% of total energy usage. (source: US Energy Information Administration ("EIA"), August 2005) Over the next 5 years, China's use of natural gas is expected to significantly increase. In 2005, China's domestic reserve of natural gas was estimated to be
53.3 trillion cubic feet. (source: EIA August 2005). The country's largest reserves are located in western and north central China.

      In order to meet the demand for natural gas, the PRC government has encouraged private companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas. On December 27, 2002, the Ministry of Construction issued a memorandum stating that regulation of the public utility industry (including natural gas distribution) should be liberalized. It also stated that foreign and private investment participation should be encouraged and welcomed. The memorandum encouraged private investment in the sector and provided a legal framework for private urban natural gas distribution.

Sources of Energy

      Although the PRC is the world's second largest energy consumer, its energy consumption per capita is lower than most other countries. This is largely because large portions of the Chinese population live in rural areas where access to energy sources is limited and the necessary infrastructure is still relatively underdeveloped. Energy consumption is concentrated in the urban areas where there is greater access to energy sources.

      Traditionally, the PRC has relied heavily on coal and crude oil as its primary energy sources. According to the China Statistical Yearbook, in 2004, coal, crude oil, hydro-electricity and natural gas accounted for 65.0%, 23.2%, 8.8% and 3%, respectively, of the PRC's total energy consumption. In 2003, the ratios were 68.0%, 23.0%, 7.9% and 2.5% respectively. Traditionally, natural gas has been primarily used as a raw material for chemical fertilizer and to operate oil and gas fields. Accordingly, most natural gas is consumed for production of fertilizer. Only a little over 10% of natural gas is consumed as fuel. (Source:
The Institute of Energy Economics of Japan).

      The PRC's heavy reliance on coal exceeds world consumption rates for the same period, which was 22.2% (Source: Energy Information Administration, U.S. Department of Energy). The use of coal, however, causes air pollution and other negative consequences to the environment. In the PRC, the heavy use of unwashed coal has led to large emissions of sulfur dioxide and particulate matter. An air pollution study conducted by the World Health Organization in 1998 showed that seven of the 10 most polluted cities in the world were located in the PRC. As such, there have been serious environmental concerns in many countries around the world, resulting in a global trend to reduce coal usage. In consideration of such trends, in 1996, the PRC presented a plan to raise the share of natural gas in the country's energy mix (Source: Ninth Five-Year Plan (1996-2000)). In many locations where natural gas supply is available, local governments often require all new residential buildings to install piped gas connections as a condition to the issuance of the construction or occupancy permits. Before 2000, local municipal governments controlled gas distribution. Since then, the industry has been opened to private companies, whose investments have fostered an increase in the use of natural gas in the PRC. The PRC government has deemed the natural gas industry a suitable industry for public and private investments.

China's Natural Gas Reserves and Gas Pipeline Infrastructure

      Recognizing the serious problems caused by the heavy reliance on coal usage, the PRC government has aggressively moved to reduce coal usage by substituting coal with other, more environmentally friendly forms of fuel, such as natural gas. The PRC abounds in rich natural gas reserves, which are distributed among Xinjiang, Sichuan, and Shaanxi Provinces, as well as Inner Mongolia. According to the Second Oil and Gas Reserve Assessment published by the Geological and Mineral Resources Department of China, natural gas reserves in China are estimated to be 38,000 billion cubic meters with 30,000 billion cubic meters onshore and 8,000 billion cubic meters offshore. These reserves are sufficient for approximately 74 to 120 years of Chinese consumption based on current consumption levels.

      Because the PRC's largest reserves of natural gas are located in western and north-central China, it requires a significant investment in gas transportation infrastructure to carry natural gas to eastern cities and the rest of the PRC. Until recently, the PRC's natural gas consumption was limited to local natural gas producing provinces because of the lack of national long-distance pipeline infrastructure. Because natural gas transportation was limited to areas near production sites, an economical supply was possible.

      The principal method for transportation of natural gas is by means of pipelines. In order to develop the natural gas industry, it is essential that the necessary pipeline infrastructure be in place so that natural gas is easily accessible for distribution at affordable rates.

      In its Eleventh Five Year Plan (2006 - 2010), the PRC government re-affirmed its commitment to making significant investments in the expansion of the natural gas pipeline infrastructure over a period of 20 years.

      Demand for Natural Gas

      Currently, natural gas consumption in the PRC accounts for less than 3% of its total energy consumption. However, driven by environmental pressures, improvements in social infrastructure fueled by economic growth, and a stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC over the next 20 years.

Intellectual Property

      We have applied for a service mark on the "Xilan" name, which is used in connection with all our products and services.

Research and Development

      We have not had and do not anticipate having any material research and development expenses. The funding for all research and development expenses is expected to come from operating cash flows.

Governmental and Environmental Regulation

      To date, we comply with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

      o Qualified Urban Fuel Operator Business License authorized by the Shaanxi Construction Bureau, the local office of the Ministry of Construction, effective from January 2, 2004 to January 2, 2009.(License number SHAANRANZHI 166)

      o License to Supply, Install Equipment and Maintain Gas Fuel Lines issued by the local Gas Fuels for Heating Bureau, an agency of the Ministry of Construction and the Xian Natural Gas Management Bureau. License number: XIRAN 136)

      o Safety and Inspection Regulation for Special Equipment Safety Inspection Standards for High Pressure Pipeline and Technical Safety Inspection Regulations from the Shaanxi Quality and Technology Inspection Bureau for compressor stations and pressure storage tank system. (Approval letter reference: 2004SHAANGUOCHUHAN033)

      o Annual Safety Inspection of Lightning Conductor Equipment approved by the Shaanxi Meteorology Bureau. (Certificate number 0005274) The Citygate and Compressor Stations are approved by the local office of the Ministry of Construction.

      o Business license to operate Xilan Equipment effective from 02/22/2006 to 02/21/2021.

      o Business license to operate Xilan Liquified Natural Gas effective from 10/24/2006 to 10/23/2036.

      Fuel service station standards are subject to regulation by the Ministry of Construction, the General Administration of Quality Supervision, and the Bureau of Inspection and Quarantine of the People's Republic of China. Upon satisfactory inspection of service stations, certificates will be issued.

      Various standards must be met for filling stations, including the handling and storage of CNG, tanker handling, and compressor operation. The Local Ministry of Construction and the Gas Field Operation Department of the Municipal Administration Committee regulates these standards. The Municipal Development and Reform Commission, which issues certificates for the handling of dangerous chemical agents, carries out inspections.

      Standards for the design and construction of filling stations must conform to GB50156-2202 and technology standard BJJ84-2000.

Competition

      The three largest state owned energy companies, CNPC (China National Petroleum Corporation) Group, SINOPEC (China Petroleum and Chemical Corporation Group), and CNOOC (China National Offshore Oil Corporation Group) are principally engaged in the upstream supply of energy and are material competitors in the exploration and transportation of oil and gas. They build much of the country's high-pressure pipeline infrastructure. Natural gas is distributed to smaller regional firms that redistribute the gas to the end user, either through lower pressure pipeline networks, or via tankers in the form of liquid natural gas (LNG).

      With respect to our pipeline services, we compete with privately owned companies: Xinjiang Guanghui LNG Development Corporation Ltd. and Xin'Ao Gas Field Ltd. Xinjiang Guanghui LNG Development Corporation Ltd. is primarily involved in the transportation of LNG via tanker truck to storage facilities from natural gas wells. Xin'Ao Gas Field Ltd. is a publicly owned company traded on the Hong Kong Exchange that distributes natural gas via pipeline in 13 provinces and municipalities that have a combined population of 31 million. Neither Xinjiang Guanghui nor Xin'Ao is approved to supply natural gas to any area in which Xilan is currently operating.

      With respect to our CNG filling station market, currently, there are approximately 53 CNG filling stations in Xian City. Thirteen of these stations are state owned enterprises. The other 40 stations are privately owned with the majority of these being single station operators. We believe that we effectively compete with the stations based upon our organization, experience and financial resources.

Employees

      As of March 17, 2007, we had 310 employees in the following capacities: 6 in management; 18 in administrative; 87 in operations; 25 in sales; 38 in research and development; 16 in finance and 120 employees at the retail filling stations. We have not experienced any industrial actions and we have excellent relationships with our employees. We are not a party to any collective bargaining agreements.

RISK FACTORS

We are subject to various risks that could have a negative effect on the Company and its financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward looking statements contained in this report and in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately influence our business, you should give equal weight to each of the following:

                          Risks Related To Our Business

Prices of natural gas can be subject to significant fluctuations, which may affect our ability to provide supplies to our customers.

We obtain most of our supplies of natural gas from a government owned entity and our supply contracts are subject to review every six months. However, our costs for natural gas are strictly controlled by the government and have remained stable over the past 3 years. Management does not expect any difficulty in continuing to renew the supply contracts during the next 12 months. The price of natural gas can fluctuate in response to changing national or international market forces. Accordingly, price levels of natural gas may rise or fall significantly over the short to medium term due to political events, OPEC actions and other factors, industry economics over the long term.

We are dependent on supplies of natural gas to deliver to our customers.

With the exception of certain compressed and liquid natural gas supplies, we obtain our supplies of natural gas from one supplier, which is a government owned entity. The ability to deliver our product is dependent on a sufficient supply of natural gas and if we are unable to obtain a sufficient natural gas supply, it could prevent us making deliveries to our customers. While we have supply contracts, we do not control the government owned or other suppliers, nor are we able to control the amount of time and effort they put forth on our behalf. It is possible that our suppliers will not perform as expected, and that they may breach or terminate their agreements with us. It is also possible that, after a semi-annual review of our primary supply contract, they will choose to provide services to a competitor. Any failure to obtain supplies of natural gas could prevent us from delivering such to our customers and could have a material adverse affect on our business and financial condition.


Our business operations are subject to a high degree of risk and insurance may not be adequate to cover liabilities resulting from accidents or injuries that may occur.

Our operations are subject to potential hazards incident to the gathering, processing, separation and storage of natural gas, such as explosions, product spills, leaks, emissions and fires. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in curtailment or suspension of our operations.

The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates it considers reasonable. To date, however, we have maintained adequate coverage at reasonable rates and have experienced no material uninsured losses.

Changes in the regulatory atmosphere could adversely affect our business.

The distribution of natural gas and operations of filling stations are highly regulated requiring registrations for the issuance of licenses required by various governing authorities in China. In addition, various standards must be met for filling stations including handling and storage of natural gas, tanker handling, and compressor operation which are regulated. The costs of complying with regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

We depend on our senior management's experience and knowledge of the industry and would be adversely affected by the loss of any of our senior managers.

We are dependent on the continued efforts of our senior management team. We do not currently have employment contracts with our senior executives. If, for any reason, our senior executives do not continue to be active in management, our business, or the financial condition of our Company, our results of operations could be adversely affected. In addition, we do not maintain life insurance on our senior executives and other key employees.

We may need to raise capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate acquisitions and business development plans.

If in the future, we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to continue the development, commercialization and marketing of our business. We must raise $40 million in order complete the LNG Project.

We cannot be certain that funding will be available. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital if required or on acceptable terms, we may have to delay, scale back, discontinue our planned acquisitions or business development plans or obtain funds by entering into agreements on unattractive terms.

                 Risks Related To The People's Republic of China

China's economic policies could affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China's economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Capital outflow policies in The People's Republic of China may hamper our ability to remit income to the United States.

The People's Republic of China has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital. Although we believe that we are currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our stockholders.

Although we do not import goods into or export goods out of The People's Republic of China, fluctuation of the Renminbi may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the Renminbi fluctuates and is subject to changes in the People's Republic of China political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People's Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of March 19, 2007, the exchange rate between the Renminbi and the United States dollar was
7.73 Renminbi to every one United States dollar.

We may face obstacles from the communist system in The People's Republic of China.

Foreign companies conducting operations in The People's Republic of China face significant political, economic and legal risks. The Communist regime in The People's Republic of China, including a stifling bureaucracy may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in The People's Republic of China.

The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

We are a holding company, and all of our assets are located in the Republic of China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the Republic of China would enforce:

      o Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

      o In original actions brought in the Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

The admission of China into the World Trade Organization could lead to increased foreign competition.

Provincial and central government authorities regulate the natural gas industry for safety and ensure that all areas receive natural gas service. However, as a result of China becoming a member of the World Trade Organization (WTO), restrictions on foreign investment in the industry may be reduced. With China's need to meet growth in natural gas demand and the WTO's requirement for a reduction of restrictions on foreign investment as a condition of membership, such events could lead to increased competition in the natural gas industry.

                  RISKS RELATED TO CORPORATE AND STOCK MATTERS

The limited prior public market and trading market may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, "CHNG.OB" The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

      o investors may have difficulty buying and selling or obtaining market quotations;

      o     market visibility for our common stock may be limited; and

      o a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our Common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading -volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.


If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December 31, 2007, we may be adversely affected.

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-KSB, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the "SEC"). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Moreover, the independent registered public accountants of our Company must attest to and report on management's assessment of the same. Even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. We cannot guarantee the outcome of the report and it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negative influence to our stock market price.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when declared by the Board of Directors out of funds available. To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends in the near future, but instead intends to retain all earnings, if any, for use in our business operations.

ITEM 2. DESCRIPTION OF PROPERTY

      Our principal executive offices are located at 19th Floor, Building B, Van Metropolis Tang Yan Road, Hi-Tech Zone, Xian, 710065, Shaanxi Province, People's Republic of China. Our property consists of approximately 818 square meters, which is rented on an annual basis for $37,753.

      We have additional properties located in Lantian county, the districts of Baqiao, Tong and Gaoxin in the city of Xian, and the cities of Jiyuan, Kaifung and Pindingshan, in Henan province. We own a 120km high-pressure underground pipeline network and two Citygate stations (terminals) with accompanying buildings and equipment. We lease the main office building where we are headquartered and all of our CNG filling station sites.

      In February, 2006 we formed our 100%-owned subsidiary, Xilan Equipment, which maintains an office in the No. 3 Xianmen St., Lantian county, Xian, Shaanxi Province, China. The office consists of approximately 1001 sq. feet, with annual rental payment of $5,560.

      On October 24, 2006, we formed our 100% owned subsidiary, Xilan
Liquified Natural Gas Co., Ltd., which maintains an office in the Tongwang Road, Zhangjiapan Town, Jingbian County, China, China. The office consists of approximately 3,921 sq. feet, with annual rental payment of $7,036.

      As of December 31, 2006, the Company owned 11 trucks and 13 tankers that the Company used to transport natural gas.

Insurance

      The Company carries auto insurance on its vehicles and maintains workers compensation insurance for its filling station workers. The Company believes this insurance is adequate for its needs. The Company does not carry any product liability insurance or property insurance on its office buildings or other property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      On March 17, 2004, our common stock was approved for listing on the Over-the-Counter Bulletin Board under the symbol "CVNI" and on December 19, 2005 our symbol was changed to "CHNG" and our fiscal year end was changed to December
31. The following table sets forth, the range of high and low closing bid quotations for our common stock in 2005 and 2006. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The source of the following information is Yahoo Finance.

                               OTC Bulletin Board

                                                     COMMON STOCK MARKET
                                                            PRICE

                                                        HIGH        LOW
                                                        ----        ---

         FISCAL YEAR ENDED DECEMBER 31, 2006:

           Fourth Quarter                             $  3.15    $  3.08

           Third Quarter                              $  3.05    $  2.82

           Second Quarter                             $  2.55    $  2.35

           First Quarter                              $  4.49    $  4.40

         FISCAL YEAR ENDED DECEMBER 31, 2005:

           Fourth Quarter                             $  3.40    $  3.30

           Third Quarter                              $  3.00    $  3.00

           Second Quarter                             $  5.50    $  5.50

           First Quarter                              $  1.35    $  1.35


                                                          ----------------------

      As of March 22, 2007, there were approximately 22 holders of record of our common stock.

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

Recent Issuances of Unregistered Securities.

      Not Applicable

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report. Unless otherwise noted, all amounts are expressed in U.S. dollars. The following discussion regarding the Company and its business and operations contains forward-looking statements that consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, these include statements relating to our expectation that we will continue to have adequate liquidity from cash flow from operations the other risks and uncertainties, which are described above under "RISK FACTORS". The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including the risk factors discussed in this Report. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

OVERVIEW

      We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. On May 25, 2000, we changed our name to Liquidpure Corp. and on February 14, 2002, we changed our name to Coventure International Inc. On December 6, 2005, we closed a Share Purchase Agreement with Xian Xilan Natural Gas Co., Ltd., a corporation formed under the laws of the People's Republic of China on January 8, 2000, and the shareholders of Xian Xilan Natural Gas Co., Ltd. Pursuant to the Share Purchase Agreement, we acquired all of the issued and outstanding capital stock of Xian Xilan Natural Gas Co., Ltd. from the shareholders of Xian Xilan Natural Gas Co., Ltd. On December 19, 2005, we changed our name to China Natural Gas, Inc.

      We transmit and distribute natural gas to commercial, industrial and residential customers in the Xian area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The Peoples' Republic of China ("China" or the "PRC"). Shaanxi Province is located in central China and has a population of approximately 36 million in an area of over 200,000 square kilometers (about 77,225 square miles). Xian, the capital of Shaanxi Province, is located in the southern part of Shaanxi Province and has a population of approximately 8 million people, with about 5 million people living within the urban area.

We operate three primary business lines:

      o Distribution and sale of compressed natural gas (CNG) through Company-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles (17 stations as of March 21, 2007);

      o Distribution and sale of CNG to third party-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles; and

      o Distribution and sale of natural gas to residential, commercial and industrial customers through Company-owned pipelines. As of March 31, 2007, the Company distributed and sold natural gas to approximately 75,000 pipeline customers.

      We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. The natural gas that we buy is available in two forms: (1) piped natural gas; and (ii) CNG.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Fiscal Years Ended December 31, 2006 and 2005:

      The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ending December 31, 2006 and December 31, 2005.

                                                        2006            2005
                                                        ----            ----

Revenues                                             $18,828,790     $ 4,850,699
Cost of Revenues                                     $ 9,718,000     $ 2,404,037
Operating Expenses                                   $ 2,596,199     $   975,083
Income from Operations                               $ 6,514,591     $ 1,471,579
Net Income                                           $ 5,451,095     $ 1,252,083

Revenue. We generated approximately 74% of our revenues in 2006 from the sale of natural gas and approximately 26% of our revenues from construction and installation fees charged to connect end-user customers to our natural gas distribution system. Sales of natural gas at the Company-owned filling stations accounted for approximately 49.58% of our total revenues in 2006, or approximately $9,335,314, which was the largest contribution of our three business lines. Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 22.2% of our total revenues in 2006, or approximately $4,179,991, including both natural gas sales and construction and installation fees. Sales of natural gas to third party-owned filling stations accounted for approximately 3% of our total revenues in 2006, or approximately $564,863.The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue. In 2007, the Company expects to add up to 30,000 pipeline customers and construct an additional 15 filling stations, which the Company estimates will increase sales of natural gas by 80 million cubic meters.

We had total revenues of $18,828,790 for the twelve months ended December 31, 2006, an increase of $13,978,091 or approximately 288%, compared to $4,850,699 for the twelve months ended December 31, 2005. The increase in revenues was due primarily to the construction of 14 new company-owned filling stations during 2006 as well as an increase in the number of residential, commercial and industrial pipeline customers from approximately 50,000 in 2005 to approximately 75,000 in 2006.

      New pipeline customers pay approximately 60% of the construction costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During 2006, our installation revenues increased approximately 62% over the previous year and our sales of natural gas increased approximately 700% over the previous year. Four customers accounted for approximately 47%, 18%, 8% and 6% of the Company's installation revenue for the year ended December 31, 2006.

      Cost of Sales. Our cost of sales consists of both the cost of gas sales and the cost of construction and installation. Cost of gas sales consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of connection includes certain construction costs related to connecting customers to our pipeline system that are generally expensed when incurred.

      Cost of sales in 2006 was $9,718,000, an increase of $7,313,963 or approximately 404% from 2005. Cost of gas sales increased by approximately 492% to $7,663,060 in 2006, as compared with $1,293,585 in 2005. The increase in our cost of sales was primarily related to a material increase in the amount of gas sold in 2006. In addition, our construction and installation costs increased in 2006 by approximately 85% to $2,054,940, as compared with $1,110,452 in 2005 as a result of the addition of new pipeline customers. The price that we paid for gas in 2006 remained relatively constant compared to 2005.

      Gross profit. The Company earned a gross profit of $9,110,790 for the twelve months ended December 31, 2006, an increase of $6,664,128 or approximately 273%, compared to $2,446,662 for the twelve months ended December 31, 2005. The increase in gross profit is due to a material increase in gas sales and installation revenues in 2006, partially offset by an increase in cost of sales.

      Gross margin. Gross margin, as a percentage of revenues, decreased to approximately 48% for the twelve months ended December 31, 2006, from approximately 50% for the twelve months ended December 31, 2005. The decrease in gross margin is primarily attributable to the significant increase in revenues generated from our Company-owned filling stations. Construction of our filling stations requires a significant capital outlay, approximately $800,000 per station, and involves significant costs of operations, including value added taxation and employee expenses to operate the station. As a result, our margins on natural gas sold at filling stations are lower than our margins on natural gas sold to end users connected to our pipeline system. However, we believe that sales of CNG and LNG provide the best opportunity for future revenue and profit growth.

Operating expenses. The Company incurred operating expenses of $2,596,199 for the twelve months ended December 31, 2006, an increase of $1,621,116 or approximately 166%, compared to $975,083 for the twelve months ended December 31, 2005. Our operating expenses increased primarily as a result of expenses related to the construction and operation of 14 new filling stations in 2006, as well as continuing expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased in 2006 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations. General and administrative expenses increased from $500,228 in 2005 to $1,287,735 in 2006 due to an increase in personnel as a result of our growth.

      We purchase all of our natural gas for resale from the Shaanxi Natural Gas Co. Inc., a government-owned entity. As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, as they have been for the last 3 years (See Note 8), and maintain a stable flow of supply. The government has undertaken programs to promote the growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

      For the year ended December 31, 2006, two suppliers accounted for 27.3% and 17.6% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these two vendors would not have a material adverse effect on our operations.

      Net Income. Net income increased to $5,451,095 for the twelve months ended December 31, 2006, an increase of $4,199,012, from $1,252,083 for the twelve months ended December 31, 2005. Increase in net income is attributed to our material increase in revenues, partially offset by a higher increase in cost of sales and operating expenses in 2006. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue. In 2007, the Company expects to add up to 30,000 pipeline customers and construct an additional 15 filling stations, which the Company estimates will increase sales of natural gas by 80 million cubic meters.

      Income tax was $1,025,584 for the twelve months ended December 31, 2006, as compared to $220,956 for the twelve months ended December 31, 2005. The increase in income tax was attributed to the growth of construction and installation fees and the sale of natural gas.

Liquidity and Capital Resources

      As of December 31, 2006 the Company had $5,294,213 of cash and cash equivalents on hand compared to $675,624 of cash and cash equivalents as of December 31, 2005.

      The primary sources of cash in 2006 were income from operations and financing activities. The Company had net cash flows provided by operations of $4,385,524 for the twelve months ended December 30, 2006 as compared to net cash provided by operations of $1,935,871 in the corresponding period last year. The increase in net cash flows from operations in 2006 as compared to 2005 was mainly due to the increase in net income and an increase in other payables during the twelve months ended December 31, 2006 offset by a decrease in unearned revenue.

      In January 2006, we completed several private placement offerings, which generated net proceeds of $10,400,000, which were used for the construction of natural gas filling stations, the purchase of raw materials and working capital. Furthermore, in September 2006, the Company received $1,050,001 from the exercise of 291,667 warrants.


      Cash outflows for investing activities increased from $4,871,821 in 2005 to $9,738,469 in 2006 as a result of advance payments made to equipment suppliers for investments necessary to construct and build 14 filling stations and for construction materials used to build the pipelines to individual households.

      The Company expects to construct an additional 15 CNG filing stations in 2007. The Company expects the funds for these investing activities will come from the Company's operating cash flow.

      The Company is obligated to contribute $10 million of registered capital to its wholly-owned subsidiary, Xilan Natural Gas Equipment Co. As of December 31, 2006, the Company had contributed $6,480,000 of this capital commitment and is obligated to contribute the remaining $3,520,000 by February 2008.

      We also will require financing of at least $40 million in order to complete our proposed LNG Project.

      Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures (other than the LNG Project) and other liquidity requirements associated with our operations for at least the next 12 months.

      The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX

                    China Natural Gas, Inc. and Subsidiaries
                        Consolidated Financial Statements
                      Years Ended December 31, 2006and 2005

                                    Contents

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements:

       Consolidated Balance Sheet as of December 31, 2006                    F-2

       Consolidated Statements of Operations and Other Comprehensive
         Income for the years ended December 31, 2006 and 2005               F-3

       Consolidated Statement of Stockholders' Equity for the years
         ended December 31, 2006 and 2005                                    F-4

       Consolidated Statements of Cash Flows for the years ended
         December 31, 2006 and 2005                                          F-5

       Notes to Consolidated Financial Statements                            F-6

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Natural Gas, Inc.

We have audited the accompanying consolidated balance sheet of China Natural Gas, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Natural Gas, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.


/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 12, 2007

                    CHINA NATURAL GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2006

                                     ASSETS
                                     ------
CURRENT ASSETS:
          Cash & cash equivalents                                $   5,294,213
          Accounts receivable                                          569,037
          Other receivable                                             813,839
          Inventories                                                  285,537
          Advances                                                   1,660,974
          Prepaid expense and other current assets                     305,524
                                                                 -------------
                    Total current assets                             8,929,124

PROPERTY AND EQUIPMENT, net                                         17,193,728

CONSTRUCTION IN PROGRESS                                             2,343,499
                                                                 -------------
          TOTAL ASSETS                                           $  28,466,351
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
          Accounts payable & accrued expense                     $     406,212
          Other payables                                             2,145,924
          Unearned revenue                                             284,011
                                                                 -------------
                    Total current liabilities                        2,836,147
                                                                 -------------

STOCKHOLDERS' EQUITY:
          Preferred stock, $0.0001 per share;
            authorized 5,000,000 shares; none issued                         -
          Common stock, $0.0001 per share;
            authorized 30,000,000 shares;                                    -
          issued and outstanding 24,210,183                              2,421
          Additional paid in capital                                18,223,911
          Accumulative other comprehensive income                      839,452
          Statutory reserve                                            750,886
          Retained earnings                                          5,813,534
                                                                 -------------
                    Total stockholders' equity                      25,630,204
                                                                 -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  28,466,351
                                                                 =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    CHINA NATURAL GAS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                         December 31,
                                                     2006             2005
                                                -------------    -------------

Net revenue
         Natural gas revenue                    $  13,713,145    $   1,687,154
         Construction / installation revenue        5,115,645        3,163,545
                                                -------------    -------------
           Total revenue                           18,828,790        4,850,699

Cost of sales
         Natural gas cost                           7,663,060        1,293,585
         Construction / installation cost           2,054,940        1,110,452
                                                -------------    -------------
                                                    9,718,000        2,404,037
                                                -------------    -------------
Gross profit                                        9,110,790        2,446,662

Operating expenses
         Selling expenses                           1,308,464          474,855
         General and administrative expenses        1,287,735          500,228
                                                -------------    -------------
           Total operating expenses                 2,596,199          975,083
                                                -------------    -------------
Income from operations                              6,514,591        1,471,579

Non-operating income (expense):
         Interest income                               41,109            2,131
         Other expense                                (79,021)            (671)
                                                -------------    -------------
           Total non-operating income (expense)       (37,912)           1,460
                                                -------------    -------------

Income before income tax                            6,476,679        1,473,039

Income tax                                          1,025,584          220,956
                                                -------------    -------------
Net income                                          5,451,095        1,252,083

Other comprehensive income
     Foreign currency translation gain                610,705          228,175
                                                -------------    -------------
Comprehensive Income                            $   6,061,800    $   1,480,258
                                                =============    =============

Weighted average shares outstanding
         Basic and diluted                         23,872,936       16,269,528
                                                =============    =============
Earnings per share
         Basic and diluted                      $        0.23    $        0.08
                                                =============    =============


     Basic and diluted are the same because there is no anti-dilutive effect
              The accompanying notes are an integral part of these
                       consolidated financial statements

                    CHINA NATURAL GAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                         Accumulative
                                                             Additional      Other                                      Total
                                        Common Stock           Paid       Comprehensive   Statutory     Retained      Stockholders'
                                    Shares        Amount     in Capital      Income        Reserve      Earnings        Equity
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance January 1, 2005            9,275,362   $       928   $ 4,831,468   $       572   $     3,457   $  (142,215)   $ 4,694,210

Shares issued for cash             6,724,638           672     3,503,788             -             -             -      3,504,460

Recapitalization on
  reverse acquisition              4,204,088           420        (3,798)            -             -             -         (3,378)

Cumulative translation adjustment          -             -             -       228,175             -             -        228,175

Net Income for the year
  ended December 31, 2005                  -             -             -             -             -     1,252,083      1,252,083

Transfer to statutory reserve              -             -             -             -       166,265      (166,265)             -
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------
 Balance December 31, 2005
                                  20,204,088         2,020     8,331,458       228,747       169,722       943,603      9,675,550

Shares issued for cash             3,714,428           371    10,399,629             -             -             -     10,400,000

Offering costs                             -             -    (1,557,147)            -             -             -     (1,557,147)

Exercise of warrants for cash        291,667            30     1,049,971             -             -             -      1,050,001

Cumulative translation adjustment          -             -             -       610,705             -             -        610,705

Net Income for the year
  ended December 31, 2006                  -             -             -             -             -     5,451,095      5,451,095

Transfer to statutory reserve              -             -             -             -       581,164      (581,164)             -

                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------

 Balance December 31, 2006        24,210,183   $     2,421   $18,223,911   $   839,452   $   750,886   $ 5,813,534    $25,630,204
                                 ===========   ===========   ===========   ===========   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                    CHINA NATURAL GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                   Years Ended December 31,
                                                                    2006            2005
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $   5,451,095    $   1,252,083
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Loss on disposal of property                                       -              971
        Depreciation and amortization                                731,723          347,923
        (Increase) / decrease in assets:
            Accounts receivable                                     (550,831)          (1,011)
            Other receivable                                        (636,262)        (132,553)
            Inventories                                             (233,582)           2,234
            Advances                                              (1,611,967)         (12,773)
            Prepaid expense and other current assets                (282,103)         (15,441)
            Contract in progress                                           -          381,315
        Increase / (decrease) in current liabilities:
            Accounts payable & accrued expense                       201,661           92,427
            Other payables                                         1,352,866          662,950
            Unearned revenue                                         (28,882)        (642,254)
            Due to affiliate                                          (8,194)               -
                                                               -------------    -------------
    Net cash provided by operating activities                      4,385,524        1,935,871
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Payment  on purchase of property and equipment            (9,192,482)      (3,170,629)
        Cash acquired in reverse merger transaction                        -               86
        Additions to construction in progress                       (545,987)      (1,700,792)
        Additions to Intangible assets                                     -           (1,096)
        Proceeds from disposal of property                                 -              610
                                                               -------------    -------------
    Net cash used in investing activities                         (9,738,469)      (4,871,821)
                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Stock issued for cash                                     10,400,000        3,504,460
        Proceeds from exercise of warrants                         1,050,001                -
        Payment of offering costs                                 (1,557,147)               -
                                                               -------------    -------------
    Net cash provided by in financing activities                   9,892,854        3,504,460
                                                               -------------    -------------

Effect of exchange rate changes on cash and cash equivalents          78,680           44,116

NET INCREASE IN CASH & CASH EQUIVALENTS                            4,618,589          612,626

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR                           675,624           62,998
                                                               -------------    -------------

CASH & CASH EQUIVALENTS, END OF YEAR                           $   5,294,213    $     675,624
                                                               =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                              $           -    $           -
                                                               =============    =============
    Income taxes paid                                          $           -    $         969
                                                               =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, XXNGC, Shaanxi Natural Gas Equipment Co., Ltd (incorporated in February 2006) and Shaanxi Jingbian Liquefied Natural Gas Co., Ltd (incorporated in October 2006). All inter-company accounts and transactions have been eliminated in consolidation.

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of December 31, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in bank.

Accounts Receivable and Other Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company allowance for uncollectible accounts is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company's management determined that all receivables are good and there is no need of reserve for bad debts as on December 31, 2006.

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

As of December 31, 2006, total other receivable was $813,839, including $478,118 in advances to employees and $335,721 to other unrelated companies. These receivables are unsecured, interest free, due on demand, and all current.

Advances

The Company advances to certain vendors (for purchase of its material and equipment) and a consultant. The advances are interest free and unsecured.

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the construction of pipelines and natural gas.

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

               Office equipment                                       5 years
               Operating equipment                                   5-20 years
               Vehicles                                               5 years
               Buildings                                              30 years

At December 31, 2006, the following are the details of the property and equipment:

               Office equipment                                 $         73,636
               Operating equipment                                    13,219,979
               Vehicles                                                1,210,552
               Buildings                                               4,559,003
                                                                ----------------
                                                                      19,063,170
               Less accumulated depreciation                           1,869,442
                                                                ----------------
                                                                $     17,193,728
                                                                ================

Depreciation expense for the years ended December 31, 2006 and 2005 was $731,497and $347,923, respectively.

Long-Lived Assets

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 there were no significant impairments of its long-lived assets.

Construction In Progress

Construction in progress consist of the cost of constructing fixed assets for the Company's use. The major cost of construction in progress relates to material, labor and overhead.

Contracts In Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. As of December 31, 2006, the Company has no contracts in progress.

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

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2006 and 2005 were insignificant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board ("FASB") Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the period ended December 31, 2006 and 2005. As of December 31, 2006, there were no options outstanding.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2006, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax.

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

                                                            For the Years
                                                         Ended December 31,
                                                      2006              2005
                                                    --------          --------
Tax provision (credit) at statutory rate                  34%              (34%)
Foreign tax rate difference                              (15%)              19%
Change in valuation allowance                              -                15%
                                                    --------          --------
                                                          19%                -
                                                    ========          ========

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. At December 31, 2006, the Company had outstanding 1,140,286 warrants. The average stock price for the year ended December 31, 2006 was less than the exercise price of the warrants; therefore, the warrants are not factored into the diluted earning per share calculation as they are anti-dilutive.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. The Company paid $0 and $0 for interest and $229,547 and $969 for income taxes during the years ended December 31, 2006 and 2005 respectively.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

Recent Pronouncements

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

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140." The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or
3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect this implementation to have a material effect on our consolidated financial statements.

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

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

In February of 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 ("the FSP"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it do not currently anticipate it will have a material impact on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

Note 3 - Other Payables

Other payable consists of the following as of December 31, 2006:

            Other accounts payable                               $       228,817
            Welfare payable                                               19,679
            Tax payable                                                1,866,688
            Other levies                                                  30,740
                                                                 ---------------
                                                                 $     2,145,924
                                                                 ===============

Note 4 - Stockholders' Equity

Common stock

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

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

Warrants

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

Following is a summary of the warrant activity:

                                                            Weighted
                                                            Average    Aggregate
                                             Warrants       Exercise   Intrinsic
                                            outstanding       Price       Value
   Outstanding, December 31, 2005                     -           -            -
   Granted                                    1,431,953       $3.60
   Forfeited                                          -           -
   Exercised                                   (291,667)      $3.60
                                           ------------
   Outstanding, December 31, 2006             1,140,286       $3.60      $     0
                                           ============

Following is a summary of the status of warrants outstanding at December 31, 2006:

Outstanding Warrants                                  Exercisable Warrants

                                 Average
                                Remaining
Exercise                       Contractual     Average Exercise
  Price         Number             Life              Price            Number

  $3.60       1,140,286            2.03              $3.60          1,140,286

Note 5 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $51,765 and $13,275 for the years ended December 31, 2006 and 2005, respectively.

Note 6 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People's Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

      i.    Making up cumulative prior years' losses, if any;

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

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

The Company has appropriated $581,164 and $166,265 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2006 and 2005, respectively.

Note 7 - Earnings Per Share

Earnings (loss) per share for the years ended December 31, 2006 and 2005 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. There were no common stock equivalents that were dilutive during the year ended December 31, 2006 and 2005; accordingly, basic and diluted earning per share were the same for all periods presented.

Note 8 - Current Vulnerability Due to Certain Concentrations

For the years ended December 31, 2006 and 2005, the Company purchased all of the natural gas for resale from one vendor, Shaanxi Natural Gas Co., Ltd., a government owned enterprise. No amount was owing to this vendor at December 31, 2006. The Company has had annual agreements with Shaanxi Natural Gas that requires the Company to purchase a minimum amount of natural gas. For the years ended December 31, 2006 and 2005 the minimum purchases were 2.36 million and
1.60 million cubic meters, respectively. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised their policies, and contract terms are now six months and subject to review prior to renewal. The Company's management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the year ended December 31, 2006, two suppliers accounted for 27.3% and 17.6% of the total equipment purchased by the Company and for the year ended December 31, 2005, two suppliers accounted for 51.5% and 13.3% of the total equipment purchased by the Company.

Four customers accounted for 46.5%, 18.1%, 7.7% and 6.1% of the Company's installation revenue for the year ended December 31, 2006 and four customers accounted for 34.7%, 21.2% , 14.0% and 10.8% of the Company's installation revenue for the years ended December 31, 2005.

                    China Natural Gas, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

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

Note 9 - Commitments and Contingencies

The Company is obligated to contribute $10,000,000 as registered capital of Xilan Natural Gas Equipment Company, a 100% subsidiary of CHNG incorporated under the laws of PRC in February, 2006. The Company has already made a capital contribution of $6,480,000 and the Company remains obligated to contribute the additional $3,520,000 by February 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No.

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

ITEM 8B. OTHER INFORMATION

In 2006, the Company, through its wholly-owned subsidiary, Xilan Liquefied Natural Gas Ltd, entered into an agreement with China National Petroleum Corporation, a government owned entity ("CNPC") pursuant to which CNPC will supply 150,000,000 cubic meters of natural gas annually upon the completion of our LNG project.

In 2006, the Company, through its wholly-owned subsidiary Xian Xilan Natural Gas Co. entered into a five-year contract with China Petrochemical to supply the Company 350,000 cubic meters of CNG daily and to supply the Company with CNG for a Company owned filling station in Henan Province.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Below are the names and certain information regarding our executive officers and directors:

                                                                        Director
                  Name            Age                 Position           Since
--------------------------------------------------------------------------------
Qinan Ji........................   49  Chief Executive Officer            2005
                                       and Chairman of the Board
Xiaogang Zhu....................   52  Chief Financial Officer
Zhiqiang Wang...................   67  Director                           2006
Patrick McManus.................   54  Director                           2006
James Garner....................   60  Director                           2006

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Qinan Ji, Chairman of the Board of Directors - Mr. Ji joined Xilan as the Chairman of the Board of Directors in 2005. In 1996, he founded the Anxian Hotel in Weinan City in Shaanxi Province. In 2001, he formed the Xian Sunway Technology and Industry Co., Ltd. He has more than 20 years experience in the energy and petroleum industries in operational, administrative, management and government relations roles. He received a Bachelors of Economic Management from North West University (Shaanxi).

Xiaogang Zhu, Chief Financial Officer - Mr. Zhu joined Xilan as Chief Financial Officer in January 2005. He spent 16 years working at the Ministry of General Logistics most recently as manager of the finance department. From September 2000 to December 2004, Mr. Zhu was the Vice General Manager and CFO of Xian Dapeng Biotech Co., Ltd. He received a Bachelors of Accounting from Xian Jiaotong University.

Zhiqiang Wang, Vice Chairman of the Board of Directors - Mr. Wang was the former head of energy industry regulations from 1992 to 2002 as well as the Vice Mayor of the city of Xi'An, China's largest western city with a population of 8 million, in which position he was in charge of regulating and licensing the city's energy and natural gas businesses. From 2002 until his retirement in 2004, Mr. Wang was the Chief Executive Officer of Xi'An Municipal Government Construction Company where he was in charge of the city's major construction projects. Since 2004, Mr. Wang has been an independent advisor to the Company. Mr. Wang graduated from the Northwest College of Law in 1962.

Patrick McManus, Director - Mr. McManus brings over 25 years of experience in business, finance and law to China Natural Gas. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (USCM) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water Council, and the USCM Audit Committee. Mayor McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. Mayor McManus has extensive business and political expertise on China. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his Juris Doctorate from Boston College Law School and an M.B.A from Suffolk University. Mr. McManus currently serves on the board of directors of Bodisen Biotech, Inc. and Harbin Electric, Inc.

James A. Garner, Director, Chairman of Nominating Committee - Mr. Garner brings over 30 years of experience in business and political contacts to China Natural Gas. He served as Mayor of Hempstead, New York for 16 years until his retirement to the private sector in April 2005. He has won national recognition and awards from national agencies such as the U.S. Housing & Urban Development Agency and the American Planning Association (APA). Mayor Garner was elected the 61st President of the United States Conference of Mayors in June 2003 and served the Conference for one year traveling worldwide and advocating the needs of U.S. cities. Mr. Garner holds a Bachelor of Science Degree from Adelphi University and an Honorary Degree of Doctorate of Civil Law from Molloy College. He was recently appointed to the United States Small Business Administration's National Advisory Council.
Board of Directors.

      Our Directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year or until a successor has been elected and qualified.

      A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:


      1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

      3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance Matters

Audit Committee:

On March 27, 2006, the Board of Directors established an Audit Committee and appointed Patrick McManus as the committee's sole member.

Audit Committee Financial Expert:

Our board of directors has not yet appointed a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee

On March 27, 2006, the Board of Directors established a Compensation Committee and appointed James Garner as the Committee's sole member.

Code of Ethics

      On June 14, 2006, the Company adopted a Code of Ethics that applies to all officers, directors and employees of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

                             Directors Compensation


The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2006:

Ji Qinan, CEO of the Company, does not receive any compensation for his service as a director.

Zhiqiang Wang was appointed as a director in September 2006; his compensation was $4,500 annually.

Minquing Lu, former CEO and director of the Company, resigned from both positions in May 22, 2006. Mr. Lu did not receive any compensation for his service as a director in 2006.

The Company did not pay any other compensation to these directors in 2006.

                          DIRECTORS COMPENSATION TABLE

----------------------------------------------------------------------------------------
       Name          Fees          Stock        Options       All Other     Total ($)
                     Earned      Awards ($)    Awards ($)   Compensation
                     or Paid                                     ($)
                     in Cash
                        ($)
----------------------------------------------------------------------------------------
James Garner          $24,000        $0            $0            $0          $24,000
----------------------------------------------------------------------------------------
Patrick McManus       $24,000                                                $24,000
----------------------------------------------------------------------------------------
Ji Qinan                $0           $0            $0            $0             $0
----------------------------------------------------------------------------------------
Minquing Lu             $0           $0            $0            $0             $0
----------------------------------------------------------------------------------------
Zhiqiang Wang         $4,500         $0            $0            $0           $4,500
----------------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation paid in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last completed fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                                                   Non-Stock
                                                                                                   Incentive
                                                                           Stock        Option       Plan      All Other
Name and Principal Position             Year   Salary ($)     Bonus ($)  Awards ($)   Awards ($)   Comp. ($)   Comp. ($)   Total ($)
                                        --------------------------------------------------------------------------------------------
Qinan Ji, Chief Executive Officer       2006    15,000          --          --           --           --          --        15,000
  and Chairman of the Board
Xiaogang Zhu, Chief Financial Officer   2006    10,000          --          --           --           --          --        10,000
Minqing Lu, former Chief                2006     4,150          --          --           --           --          --         4,150
  Executive Officer and Director

(1)Minqing Lu stepped down as the Company's Chief Executive Officer and Director on May 22, 2006. Mr. Lu's annual salary was $10,000.

Equity Compensation Plan Information

      There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2006.

Employment Agreements

      There are currently no employment agreements between the Company and any of its named executive officers.

                  Outstanding Equity Awards at Fiscal Year End


      There has been no outstanding equity awards at fiscal year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information, as of April 13, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

-----------------------------------------------------------------------------
                                          Number of              Percentage
                                          Shares of                Shares
                                         Beneficially           Beneficially
Name of Beneficial Owner (1)                Owned                Owned (2)
-----------------------------------------------------------------------------
Executive Officers and Directors
--------------------------------
Qinan Ji                                  5,931,596(3)              24.5%
-----------------------------------------------------------------------------
Xiaogang Zhu                                     --                   --
-----------------------------------------------------------------------------
All officers and directors
as a group (2 persons)                    5,931,596(3)              24.5%
-----------------------------------------------------------------------------
5% holders
----------
Yangling Bodisen Biotech
Development Co, Ltd.
c/o New York Global Group, Inc.
14 Wall Street, 12th Floor
New York, NY 10005                        2,063,768(4)               8.5%
-----------------------------------------------------------------------------
Xiang Ji                                  1,456,232                  6.0%
-----------------------------------------------------------------------------
Xian Sunway Technology &
Industry Co., Ltd                         2,875,364(3)              11.9%
-----------------------------------------------------------------------------

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Xian Xilan Natural Gas Co., Ltd., 19th Floor, Building B, Van Metropolis, Tang Yan Road, Hi-Tech Zone, Xian, Shaanxi Province, China.

(2) Applicable percentage ownership is based on 24,210,183 shares of common stock outstanding as of April 13, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Of which 2,875,364 shares are owned by Xian Sunway Technology & Industry Co., Ltd. Qinan Ji owns 42.1% of Xian Sunway and may be deemed to beneficially own such shares.

(4) As set forth in the Schedule 13D filed with the SEC on December 23, 2005.

      No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans


      The Company had no equity compensation plans as of the fiscal year ended December 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

ITEM 13. EXHIBITS

Exhibits:

Exhibit
Number         Description of Exhibit

3.1 Articles of Incorporation (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539).

3.2 Certificate of Ownership of Coventure international Inc. and China Natural Gas, Inc., dated December 12, 2005

3.3 Registrant's Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 filed with the Company's Form 8K Registration Statement filed June 16, 2006, SEC file no. 000-31539).

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

10.4 Form of Securities Purchase Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on January 12, 2006).

10.5 Form of Common Stock Purchase Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on January 12, 2006).

10.6 Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on January 12, 2006).

10.8 CNG Product Purchase and Sale Agreement between Xian Xilan Natural Gas Co., Ltd. and Zhengzhou Zhongyou Hengran Petroleum Gas Co., Ltd. made as of July 20, 2006, (translated from the original mandarin).

14.1 Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrants Form 8-K filed on June 16,
          2006).

21.1      List of Subsidiaries.

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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2006 and 2005.

                                                             2006         2005
                                                          ---------------------
                                   Audit fees
     Kabani & Company, Inc. ..........................    $ 72,500    $  40,000
     Manning Elliott .................................          --    $  14,750

Audit-related fees ...................................          --           --
Tax fees .............................................          --    $   1,775*
All other fees .......................................    $ 10,000**         --
Total fees paid or accrued to our
   principal accountants .............................    $ 82,500    $  56,525

* The aggregate fees billed for professional services rendered by Manning Elliott for tax compliance services in fiscal year 2005 was $1,775. No fees were billed for tax advice or tax planning. The fees billed related to the preparation of income tax returns.

** The fees billed related to the preparation of our Registration Statement on Form SB-2 (333-131738) filed with the SEC on February 10, 2006.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April  16, 2007

                                CHINA NATURAL GAS, INC.


                                By: /s/ Qinan Ji
                                    ---------------------------
                                    Qinan Ji
                                    Chief Executive Officer
                                    (Principal Executive Officer)


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

                               President and Chief Executive     April 16, 2007
                                    Officer and Director
/s/ Qinan Ji                   (Principal Executive Officer)
------------------------------
Qinan Ji

/s/ Zhiqiang Wang                         Director               April 16, 2007
------------------------------
Zhiqiang Wang

/s/ Patrick McManus                       Director               April 16, 2007
------------------------------
Patrick McManus

/s/ James A. Garner                       Director               April 16, 2007
------------------------------
James A. Garner

                                  Chief Financial Officer        April 16, 2007
/s/ Xiaogang Zhu                (Principal Accounting Officer)
------------------------------
Xiaogang Zhu