Form 10QSB
period 2007-03-31
China Natural Gas, Inc.
filed 2007-05-15
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☒  No ☐

Number of shares of Common Stock outstanding as of May 1, 2007: 24,210,183

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

CHINA NATURAL GAS, INC.
Index

Page Number

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2007 (unaudited)	F-1
Consolidated Statements of Income and Other Comprehensive Income for the three months ended March 31, 2007 and 2006 (unaudited)	F-2
Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	F-3
Notes to Consolidated Financial Statements (unaudited)	F-4
Item 2. Management's Discussion and Analysis or Plan of Operations	1
Item 3. Controls and Procedures	15
PART II. OTHER INFORMATION
Item 5. Other Information	15
Item 6. Exhibits	16

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA NATURAL GAS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$6,726,294
Accounts receivable	634,935
Other receivable	1,016,116
Inventory	114,902
Advances	1,431,097
Prepaid expense and other current assets	110,062
Total current assets	10,033,406

PROPERTY AND EQUIPMENT, net	17,213,323

CONSTRUCTION IN PROGRESS	2,747,472
TOTAL ASSETS	$29,994,201

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expense	$432,321
Other payables	1,252,482
Unearned revenue	287,464
Total current liabilities	1,972,267

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 24,210,183	2,421
Additional paid-in capital	18,223,911
Cumulative translation adjustment	1,120,856
Statutory reserve	1,092,746
Retained earnings	7,582,000
Total stockholders' equity	28,021,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,994,201

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue
Natural gas revenue	$4,923,572	$864,953
Construction / installation revenue	1,820,004	922,261
Total revenue	6,743,576	1,787,214

Cost of revenue
Natural gas cost	2,492,651	505,863
Construction / installation cost	733,566	336,649
	3,226,217	842,512

Gross profit	3,517,359	944,702

Operating expenses
Selling expenses	594,129	244,734
General and administrative expenses	421,379	219,702
Total operating expenses	1,015,508	464,436
Income from operations	2,501,851	480,266

Non-operating income (expense):
Interest income	9,409	2,744
Other income (expense)	383	26
Total non-operating income (expense)	9,792	2,770

Income before income tax	2,511,643	483,036

Income tax	401,317	72,456
Net income	2,110,326	410,580

Other comprehensive income
Foreign currency translation gain	281,404	62,656
Comprehensive Income	$2,391,730	$473,236

Weighted average shares outstanding
Basic	24,210,183	23,422,553
Diluted	24,210,183	23,685,565

Earnings per share
Basic	$0.09	$0.02
Diluted	$0.09	$0.02

Basic and diluted are the same because there is not anti-diluted effect

The accompanying notes are an integral part of these consolidated financial statements

CHINA NATURAL GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,110,326	$410,580
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on disposal of property		-
Depreciation and amortization	352,685	163,738
(Increase) / decrease in assets:
Accounts receivable	(59,700)	(145,086)
Other receivable	(197,081)	(423,129)
Inventory	172,905	(1,478)
Advances	246,228	(107,933)
Prepaid expense	196,929	(218,281)
Contract in progress	-	(161,850)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expense	21,770	254,029
Other payables	(912,068)	148,003
Unearned revenue	482	(56,020)
Net cash provided by operating activities	1,932,476	(137,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(192,232)	(1,121,178)
Additions to construction in progress	(377,901)	5,684
Net cash used in investing activities	(570,133)	(1,115,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	10,400,000
Payment of offering costs	-	(1,557,147)
Net cash provided by in financing activities	-	8,842,853

Effect of exchange rate changes on cash and cash equivalents	69,738	(2,916)

NET INCREASE IN CASH & CASH EQUIVALENTS	1,432,081	7,587,016

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	5,294,213	675,624

CASH & CASH EQUIVALENTS, END OF YEAR	$6,726,294	$8,262,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by China Natural Gas, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Organization and Line of Business

Xi’an Xilan Natural Gas Co, Ltd. (“XXNGC”) was incorporated on January 8, 2000 in Xi’an city in the Shaanxi province, China. The core business of XXNGC is distribution of natural gas to commercial, industrial and residential customers, construction of pipeline networks, and installation of natural gas fittings and parts for end-users. XXNGC has an exclusive permit to provide gas utility service in Lantian County, Lintong and Baqiao District of Xi’an city, China.

On December 6, 2005, XXNGC entered into and closed a share purchase agreement with Coventure International, Inc. (“Coventure”), a public shell in the United States of America. Pursuant to the purchase agreement, Coventure acquired all of the issued and outstanding capital stock of XXNGC in exchange for 16,000,000 (post-split) shares of Coventure’s common stock.

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

As a result of the merger, XXNGC’s stockholders own approximately 80% of the combined company and the directors and executive officers of XXNGC became the directors and executive officers of the Coventure. Accordingly, the transaction has been accounted for as a reverse acquisition of Coventure by XXNGC resulting in a recapitalization of XXNGC rather than as a business combination. XXNGC is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of XXNGC have been presented for the comparative prior period. The historical cost of the net liabilities of Coventure that were acquired was $3,378. Pro forma information is not presented as the financial statements of Coventure are insignificant. In addition, Coventure changed it name to China Natural Gas, Inc. (hereafter referred to as the “Company”) and the stockholders approved a stock dividend of three shares for each share held, which has been accounted for as a four to one forward stock split. All shares and per share data have been restated retrospectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of March 31, 2007 and 2006, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

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
For the Three Months Ended March 31, 2007 and 2006

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in bank.

Accounts and Other Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company allowance for uncollectible accounts is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company’s management determined that all receivables are good and there is no need of reserve for bad debts as on March 31, 2007.

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
For the Three Months Ended March 31, 2007 and 2006

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings	30 years

At March 31, 2007, the following are the details of the property and equipment:

Office equipment	$82,274
Operating equipment	13,545,427
Vehicles	1,219,343
Buildings	4,608,504
19,455,548
Less accumulated depreciation	2,242,225
$17,213,323

Depreciation expense for the three months ended March 31, 2007 and 2006 was $351,776 and $163,682, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2007 there were no significant impairments of its long-lived assets.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Construction In Progress

Construction in progress consists of the cost of constructing fixed assets for the Company’s use. The major cost of construction in progress relates to material, labor and overhead.

Contracts In Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. As of March 31, 2007, the Company has no contracts in progress.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2007 and 2006 were insignificant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the three months ended March 31, 2007 and 2006. As of March 31, 2007, there were no options outstanding.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2007, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%. The Company is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, the Company’s income is subject to a reduced tax rate of 15%.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Three Months
	Ended March 31,
	2007	2006
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(15%)	(16%)
	19%	18%

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. At March 31, 2007, the Company had outstanding 1,140,286 warrants. The average stock price for the three month ended March 31, 2007 was less than the exercise price of the warrants; therefore, the warrants are not factored into the diluted earning per share calculation as they are anti-dilutive.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company’s assets are located in People's Republic of China.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Recent Pronouncements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

Note 3 - Other Payables

Other payable consists of the following as of March 31, 2007:

Other payables	$21,402
Welfare payable	10,498
Tax payable	1,167,451
Other levies	53,131
$1,252,482

Note 4 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,140,296	$3.60	$0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2007	1,140,286	$3.60	$0

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Following is a summary of the status of warrants outstanding at March 31, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$3.60	1,140,286	1.78	$3.60	1,140,286

Note 5 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $20,132 and $9,875 for the years ended March 31, 2007 and 2006, respectively.

Note 6 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1.	Making up cumulative prior years’ losses, if any;

2.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

3.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

4.	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company has appropriated $341,860 and $61,587 as reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2007 and 2006, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Note 7 - Earnings Per Share

Earnings (loss) per share for the three months ended March 31, 2007 and 2006 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended March 31,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$2,110,326			$410,580

Weighed shares outstanding		24,210,183			23,422,553

			$0.09			$0.02

Diluted earnings per share

Net income	$2,110,326			$410,580

Weighed shares outstanding		24,210,183			23,422,553
Effect of dilutive securities
Warrants		-			263,012
		24,210,183			23,685,565

			$0.09			$0.02

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Note 8 - Current Vulnerability Due to Certain Concentrations

For the three months ended March 31, 2007 and 2006, the Company purchased all of the natural gas for resale from one vendor, Shaanxi Natural Gas Co., Ltd., a government owned enterprise. No amount was owing to this vendor at March 31, 2007. The Company has had annual agreements with Shaanxi Natural Gas that requires the Company to purchase a minimum amount of natural gas. For the three months ended March 31, 2007 and 2006 the minimum purchases were 16.9 and 3.8 million cubic meters, respectively. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised their policies, and contract terms are now six months and subject to review prior to renewal. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the three months ended March 31, 2007, two supplier accounts for 27.3% and 17.6% of the total equipment purchased by the Company and for the three months ended March 31, 2006, two supplier accounts for 58% and 27% of the total equipment purchased by the Company.

Four customers accounted for 46.5%, 18.1%, 7.7% and 6.1% of the Company’s installation revenue for the three months ended March 31, 2007 and four customers accounted for 31%, 9%, 6%and 5% of the Company’s installation revenue for the three months ended March 31, 2006.

The Company's operations are carried out in the People’s Republic of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People’s Republic of China, by the general state of the People’s Republic of China‘s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Note 9 - Commitments and Contingencies

The Company is obligated to contribute $10,000,000 as registered capital of Xilan Natural Gas Equipment Company, a 100% subsidiary of CHNG incorporated under the laws of PRC in February, 2006.  The Company has already made a capital contribution of $6,480,000 and the Company remains obligated to contribute the additional $3,520,000 by February 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this Report. Unless otherwise noted, all amounts are expressed in U.S. dollars. The following discussion regarding the Company and its business and operations contains forward-looking statements that consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, these include statements relating to our expectation that we will continue to have adequate liquidity from cash flow from operations the other risks and uncertainties, which are described above under "RISK FACTORS". The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including the risk factors discussed in this Report. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xian area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The Peoples' Republic of China ("China" or the "PRC"). Shaanxi Province is located in central China and has a population of approximately 36 million in an area of over 200,000 square kilometers (about 77,225 square miles). Xian, the capital of Shaanxi Province, is located in the southern part of Shaanxi Province and has a population of approximately 8 million people, with about 5 million people living within the urban area.

We operate three primary business lines:

•
Distribution and sale of compressed natural gas (CNG) through Company-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles (14 stations in service as of March 31, 2007 and three additional stations under construction with expected completion by the end of the second quarter of 2007);

•	Distribution and sale of CNG to third party-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles; and

•
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

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Three Months Ended March 31, 2007 and 2006:

The following table presents certain consolidated statement of operations information. Financial information is presented for the three months ended March 31, 2007 and 2006.

	March 31, 2007	March 31, 2006
Revenues	$6,743,576	$1,787,214
Cost of Revenues	3,226,217	842,512
Operating Expenses	1,015,508	464,436
Income from Operations	2,501,851	480,266
Net Income	$2,110,326	$410,580

Revenues. We generated approximately 73% of our revenues in the three months ended March 31, 2007 from the sale of natural gas and approximately 27% of our revenues from construction and installation fees charged to connect end-user customers to our natural gas distribution system. Sales of natural gas at the Company-owned filling stations accounted for approximately 67.6% of our total revenues in the three months ended March 31, 2007, or approximately $4,558,657, which was the largest contribution of our three business lines.

Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 4.92% of our total revenues in the three months ended March 31, 2007, or approximately $331,784, including both natural gas sales and construction and installation fees. Sales of natural gas to third party-owned filling stations accounted for approximately 0.45% of our total revenues in the three months ended March 31, 2007, or approximately $30,346. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue in 2007.

As of March 31, 2007, the Company had approximately 75,000 pipeline customers an increase of approximately 17,000 customers over the same period in 2006, and had constructed 14 filling stations, an increase of 11 stations over the same period in 2006 with an additional three filling stations under construction with expected completion by the end of the second quarter of 2007. In 2007, the Company expects to add up to 30,000 pipeline customers and construct an additional 15 filling stations, which the Company estimates will increase sales of natural gas by 80 million cubic meters.

We had total revenues of $6,743,576 for the three months ended March 31, 2007, an increase of $4,956,362 or approximately 277%, compared to $1,787,214 for the three months ended March 31, 2006. The increase in revenues was due primarily to contributions from  Company-owned CNG filling stations completed after the first quarter of 2006 as well as an increase in the number of residential, commercial and industrial pipeline customers from approximately 58,000 in the three months ended March 31, 2006 to approximately 75,000 in the three months ended March 31, 2007.

New pipeline customers pay approximately 60% of the construction costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During the three months ended March 31, 2007, our installation revenues increased approximately 97% over the same period in 2006 and our sales of natural gas increased approximately 469% over the previous year. Four customers accounted for approximately 46.5%, 18.1%, 7.7% and 6.1% of the Company's installation revenue for the three months ended March 31, 2007.

Cost of Revenues. Our cost of revenues consists of both the cost of natural gas and the cost of construction and installation. Cost of natural gas consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of connection includes certain construction costs related to connecting customers to our pipeline system that are generally expensed when incurred.

Cost of revenues in the three months ended March 31, 2007 was $3,226,217, an increase of $2,383,705 or approximately 283% over the same period in 2006. Cost of natural gas increased by approximately 393% to $2,492,651 in the three months ended March 31, 2007, as compared with $505,863 for the same period in 2006. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. In addition, our construction and installation costs increased in the three months ended March 31, 2007 by approximately 118% to $733,566, as compared with $336,649 in the same period in 2006 as a result of the addition of new pipeline customers. The price that we paid for gas in the three months ended March 31, 2007 remained relatively constant compared to 2006.

Gross profit. The Company earned a gross profit of $3,517,359 for the three months ended March 31, 2007, an increase of $2,572,657 or approximately 272%, compared to $944,702 for the three months ended March 31, 2006. The increase in gross profit is due to a material increase in gas sales and installation revenues in this quarter, partially offset by an increase in cost of sales.

Gross margin. Gross margin, as a percentage of revenues, decreased to approximately 52% for the three months ended March 31, 2007, from approximately 53% for the three months ended March 31, 2006. The decrease in gross margin is primarily attributable to the significant increase in revenues generated from our Company-owned filling stations. Construction of our filling stations requires a significant capital outlay, approximately $800,000 per station, and involves significant costs of operations, including value added taxation and employee expenses to operate the station. As a result, our margins on natural gas sold at filling stations are lower than our margins on natural gas sold to end users connected to our pipeline system. However, we believe that sales of CNG and LNG provide the best opportunity for future revenue and profit growth.

Operating expenses. The Company incurred operating expenses of $1,015,508 for the three months ended March 31, 2007, an increase of $551,072 or approximately 119%, compared to $464,436 for the three months ended March 31, 2006. Our operating expenses increased primarily as a result of expenses related to the construction and operation of three new filling stations in this quarter, as well as continuing expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased in the three months ended March 31, 2007 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations.

General and administrative expenses increased from $219,702 in the three months ended March 31, 2006 to $421,379 for the same period in 2007 due to an increase in personnel as a result of our growth.

We purchase all of our natural gas for resale from the Shaanxi Natural Gas Co. Inc., a government-owned entity and other subsidiaries of China National Petroleum Corporation. As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, as they have been for the last 3 years (See Note 8), and maintain a stable flow of supply. The government has undertaken programs to promote the growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

For the three months ended March 31, 2007, two suppliers accounted for 27.3% and 17.6% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these two vendors would not have a material adverse effect on our operations.

Net Income. Net income increased to $2,110,326 for the three months ended March 31, 2007, an increase of $1,699,746 or approximately 414% from $410,580 for the three months ended March 31, 2006. Increase in net income is attributed to our material increase in revenues, partially offset by a higher increase in cost of sales and operating expenses. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue. In 2007, the Company expects to add up to 30,000 pipeline customers and construct an additional 15 filling stations, which the Company estimates will increase sales of natural gas by 80 million cubic meters.

Income tax was $401,317 for the three months ended March 31, 2007, as compared to $72,456 for the three months ended March 31, 2006. The increase in income tax was attributed to the growth of construction and installation fees and the sale of natural gas.

Liquidity and Capital Resources

As of March 31, 2007 the Company had $6,726,294 of cash and cash equivalents on hand compared to $8,262,640 of cash and cash equivalents as of March 31, 2006.

The primary source of cash in the three months ended March 31, 2007 was income from operations. The Company had net cash flows provided by operations of $1,932,476 for the three months ended March 31, 2007 as compared to net cash used in operations of $137,427 in the corresponding period last year. The increase in net cash flows from operations in the three months ended March 31, 2007 as compared to 2006 was mainly due to the increase in net income and an increase in other payables during the three months ended March 31, 2007 offset by a decrease in unearned revenue.

Cash outflows for investing activities decreased from $1,115,494 in the three months ended March 31, 2006 to $570,133 for the same period in 2007 primarily because the Company purchased more equipment in 2006 in anticipation of its business growth.

The Company expects to construct an additional 15 CNG filling stations in 2007. The Company expects the funds for these investing activities will come from the Company's operating cash flow.

The Company is obligated to contribute $10 million of registered capital to its wholly-owned subsidiary, Xilan Natural Gas Equipment Co. As of March 31, 2007, the Company had contributed $6,480,000 of this capital commitment and is obligated to contribute the remaining $3,520,000 by February 2008.

The Company will also require financing of at least $40 million in order to complete its proposed LNG Project.

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

There is uncertainty as to whether courts of the Republic of China would enforce:

•	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

•
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

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, "CHNG.OB" The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

Part II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Board of Directors approved a compensation policy for Mr. McManus and Mr. Garner as independent members of the Board of Directors and chairs of the Company’s Audit Committee and Compensation Committee, respectively, which provides for the compensation set forth below.

Cash Compensation. During fiscal 2007, Messrs. McManus and Garner will each receive a monthly retainer of $3,000 for serving as members of the Board of Directors and the chairperson of the Audit and Compensation committees, respectively.

Stock Options. In addition, the Company agreed to grant Messrs. McManus and Garner options exercisable for 20,000 shares of the Company’s common stock.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Natural Gas, Inc.

May 15, 2007	By:	/s/ Qinan Ji
Qinan Ji
Chief Executive Officer (Principal Executive Officer)

May 15, 2007	By:	/s/ Xiaogang Zhu
Xiaogang Zhu
Chief Financial Officer Principal Financial and Accounting Officer)