Form 10QSB
period 2007-06-30
China Natural Gas, Inc.
filed 2007-08-20
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒ No ☐

Number of shares of Common Stock outstanding as of August 10, 2007: 28,888,655
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒
(Mark One)

China Natural Gas, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA NATURAL GAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

A S S E T S
June 30,
2007
(Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$7,601,358
Accounts receivable, trade	709,328
Other receivables	1,433,695
Inventories	133,962
Advances to suppliers	1,493,755
Prepaid expense and other current assets	111,477
Total current assets	11,483,575

PLANT AND EQUIPMENT, net	20,164,004
CONSTRUCTION IN PROGRESS	2,396,447

Total assets	$34,044,026

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable and accrued expense	$795,359
Other payables	107,741
Unearned revenue	350,672
Taxes payable	1,568,003
Total current liabilities	2,821,775

SHAREHOLDERS' EQUITY:

Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding as of June 30, 2007	-

Common stock, $0.0001 par value, 30,000,000 shares authorized, 24,210,183 shares issued and outstanding as of June 30, 2007	2,421
Additional paid in capital	18,223,911
Statutory reserves	1,245,269
Retained earnings	10,174,486
Accumulated other comprehensive income	1,576,164
Total shareholders' equity	31,222,251

Total liabilities and shareholders' equity	$34,044,026

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
	Three Months Ended June 30		Six months Ended June 30
	2007	2006	2007	2006
REVENUES
Natural gas revenue	$6,765,265	$2,504,449	$11,688,837	$3,369,402
Construction/installation revenue	1,508,044	1,219,734	3,328,048	2,141,995
Total revenue	8,273,309	3,724,183	15,016,885	5,511,397

COST OF GOODS SOLD
Natural gas revenue	3,463,242	1,603,745	5,955,893	2,109,608
Construction/installation revenue	666,957	505,884	1,400,523	842,533
Total Cost goods sold	4,130,199	2,109,629	7,356,416	2,952,141

GROSS PROFIT	4,143,110	1,614,554	7,660,469	2,559,256

OPERATING EXPENSE
Selling expenses	682,423	312,610	1,276,552	557,344
General and administrative expenses	260,883	203,408	682,262	423,110
Total operating expense	943,306	516,018	1,958,814	980,454

INCOME FROM OPERATIONS	3,199,804	1,098,536	5,701,655	1,578,802

OTHER INCOME (EXPENSE)
Interest income	8,330	2,033	17,739	4,777
Other income(expense)	7,973	(5,977)	8,356	(5,951)
Total other income (expense)	16,303	(3,944)	26,095	(1,174)

INCOME BEFORE INCOME TAXES	3,216,107	1,094,592	5,727,750	1,577,628

PROVISION FOR INCOME TAXES	471,098	167,323	872,415	239,779

NET INCOME	2,745,009	927,269	4,855,335	1,337,849

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	455,308	(29,439)	736,712	33,217

COMPREHENSIVE INCOME	$3,200,317	$897,830	$5,592,047	$1,371,066

NET INCOME PER SHARE-BASIC	$0.11	$0.04	$0.20	$0.06

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	24,210,183	23,918,956	24,210,183	23,776,062

NET INCOME PER SHARE-DILUTED	$0.11	$0.04	$0.20	$0.06

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	24,210,183	23,918,956	24,210,183	23,776,062

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,855,335	$1,337,849
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	726,256	312,407
Exchange gains		(102,032)
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(123,663)	(317,954)
Other receivables	(608,070)	(634,763)
Inventories	156,897	(82,697)
Advance to suppliers	207,903	(430,503)
Prepaid expense	199,307	(263,019)
Increase (decrease) in liabilities:
Accounts payable	358,550	15,914
Other payables	(161,022)	(292,443)
Taxes payables	(343,379)	215,267
Unearned revenue	58,409	(55,975)
Net cash provided by operating activities	5,326,523	(297,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,203,009)	(2,113,842)
Net cash used in investing activities	(3,203,009)	(2,113,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	10,400,000
Payment of offering costs	-	(1,557,147)
Net cash provided by financing activities	-	8,842,853

EFFECT OF EXCHANGE RATE ON CASH	183,631	36,164

INCREASE IN CASH	2,307,145	6,467,228

CASH, beginning of period	5,294,213	675,624

CASH, end of period	$7,601,358	$7,142,852

The accompanying notes are an integral part of these consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by China Natural Gas, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Organization and Line of Business

China Natural Gas, Inc. (formerly Coventure International, Inc.) was incorporated in Delaware on March 31, 1999 as Bullet Environmental Systems, Inc. and on May 25, 2000 the Company changed its name to Liquidpure Corp. On February 14, 2002, the Company changed its name to Coventure International, Inc.

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

As a result of the merger, XXNGC’s stockholders own approximately 80% of the combined company and the directors and executive officers of XXNGC became the directors and executive officers of the Coventure. Accordingly, the transaction has been accounted for as a reverse acquisition of Coventure by XXNGC resulting in a recapitalization of XXNGC rather than as a business combination. XXNGC is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of XXNGC have been presented for the comparative prior period. The historical cost of the net liabilities of Coventure that were acquired was $3,378. In addition, Coventure changed its name to China Natural Gas, Inc. (hereafter referred to as the “Company”) and the stockholders approved a stock dividend of three shares for each share held, which has been accounted for as a four to one forward stock split.

However, this merger acquisition was not able to be approved under the certain laws of the People’s Republic of China (“PRC”). PRC law currently has limits on foreign ownership of companies in certain industries. To comply with these foreign ownership restrictions, the Company established its wholly owned subsidiary, Xilan Natural Gas Equipment Ltd., (XNGE) a limited liability company organized under the PRC law on February 21, 2006. The Company through XNGE entered into exclusive arrangements with XXNGC. Through these arrangements, the Company has the ability to substantially influence XXNGC’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. These arrangements were formalized on August 17, 2007, and made retroactive to March 8, 2006. As a result, XXNGC became a VIE effective on March 8, 2006.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, Shaanxi Natural Gas Equipment Co., Ltd (incorporated in February 2006) and its 100% variable interest entity (‘VIE”) Xi’an Xilan Natural Gas Co. Ltd. Shaanxi Jingbian Liquefied Natural Gas Co., Ltd (incorporated in October 2006) and Xian Xilan Auto Bodyshop (incorporated in May, 2007). All inter-company accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entity

In accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

On August 17, 2007 and made retroactive to March 8, 2006, the Company through XNGE entered into exclusive arrangements with XXNGC. These arrangements obligate the Company to absorb a majority of the risk of loss from XXNGC’s activities and enable the Company to receive a majority of XXNGC’s expected residual returns. As a result, the Company accounts for XXNGC as a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” The arrangements consist of the following agreements:

a.	XXNGC holds the licenses and approvals necessary to operate its natural gas business in China,

b.	XNGE provides exclusive technology consulting and other general business operation services to XXNGC in return for a consulting services fee which is equal to XXNGC’s revenue.

c.	XXNGC’s shareholders have pledged their equity interests in XXNGC to the Company.

d.
Irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in XXNGC and agreed to entrust all the rights to exercise their voting power to the person appointed by the Company

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Reclassifications

Certain prior period amounts have been reclassified to conform to current period’s presentation. This reclassification had no material effect on operations or cash flows

Foreign Currency Translation

As of June 30, 2007 and 2006, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Translation adjustments resulting from this process amounted to $1,576,164 and $839,452 as of June 30, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at June 30, 2007 were translated 7.60 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the periods ended June 30, 2007 and 2006 were 7.73 RMB and 8.04 RMB to $1.00 USD, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company’s management determined that all receivables are good and there is no need for a bad debt reserve as of June 30, 2007.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings	30 years

At June 30, 2007, the following are the details of the property and equipment:

Office equipment	$83,972
Operating equipment	15,397,856
Vehicles	1,238,366
Buildings	6,056,252
22,776,446
Less accumulated depreciation	2,612,442
$20,164,004

Depreciation expense for the six months ended June 30, 2007 and 2006 was $726,139 and $312,295, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007, there were no significant impairments of its long-lived assets.

Construction In Progress

Construction in progress consists of the cost of constructing fixed assets for the Company’s use. The major cost of construction in progress relates to material, labor and overhead.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

Contracts In Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. As of June 30, 2007, the Company has no contracts in progress.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2007 and 2006 were insignificant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the six months ended June 30, 2007 and 2006. As of June 30, 2007, there were no options outstanding.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2007, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Six Months
	Ended June 30,
	2007	2006
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(19%)	(19%)
	15%	15%

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

The estimated tax savings for the six months ended June 30, 2007 amounted to $1,042,675.The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.20 to $0.16.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated.

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. At June 30, 2007, the Company had outstanding 1,140,286 warrants. The average stock price for the six months ended June 30, 2007 was less than the exercise price of the warrants; therefore, the warrants are not factored into the diluted earning per share calculation as they are anti-dilutive.

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
For the Six Months Ended June 30, 2007 and 2006
(unaudited)
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
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

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

Note 3 - Stockholders’ Equity
Warrants
Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,140,286	$3.60	$0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2007	1,140,286	$3.60	$0

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

Following is a summary of the status of warrants outstanding at June 30, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$3.60	1,140,286	1.53	$3.60	1,140,286

Note 4 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $54,992 and $22,774 for the six months and $10,981 and $4,881 for the three months ended June 30, 2007 and 2006, respectively.

Note 5 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
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

The Company has appropriated $494,383 and $203,812 as reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2007 and 2006, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

Note 7 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $1,473,635 and $128,908 for the six months ended June 30 2007 and 2006 and for the three months ended June 30, 2007 and 2006 amounted to $384,794 and $25,753, respectively.

Note 8 - Earnings Per Share

Earnings (loss) per share for the six months ended June 30, 2007 and 2006 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

The following demonstrates the calculation for earnings per share for the six months and three months ended June 30, 2007 and 2006:

	Six months ended June 30
	2007	2006
	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$4,855,335	$1,337,849

Weighted average shares used in basic computation	24,210,183	23,918,956
Diluted effect of warrants	-	104,158
Weighted average shares used in diluted computation	24,210,183	23,776,062

Earnings per share
Basic	$0.20	$0.06
Diluted	$0.20	$0.06

	Three months ended June 30
	2007	2006
	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$2,745,009	$927,269

Weighted average shares used in basic computation	24,210,183	23,918,956
Diluted effect of warrants	-
Weighted average shares used in diluted computation	24,210,183	23,918,956

Earnings per share
Basic	$0.11	$0.04
Diluted	$0.11	$0.04

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)

Note 9 - Current Vulnerability Due to Certain Concentrations

For the six months ended June 30, 2007 and 2006, the Company purchased all of the natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. No amount was owing to these vendors at June 30, 2007.Except for Shaanxi Natural Gas Co Ltd, the other two vendors have long-term agreements with the Company without minimum purchases requirement. The Company has had annual agreements with Shaanxi Natural Gas Co Ltd that require the Company to purchase a minimum amount of natural gas. For the years ended December 31, 2006 and 2005 the minimum purchases were 2.36 million and 1.60 million cubic meters, respectively. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised their policies, and contract terms are now six months and subject to review prior to renewal. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the six months ended June 30, 2007, two suppliers account for 23.97% and 14.28% of the total equipment purchased by the Company and for the six months ended June 30, 2006, two suppliers account for 48.2% and 24.1% of the total equipment purchased by the Company. Payables to those two suppliers accounted for 17% of the total account payables at June 30, 2007.

Four customers accounted for 46%, 28%, 7% and 1% of the Company’s installation revenue for the six months ended June 30, 2007 and one customer accounted for 32%of the Company’s construction revenue for the six months ended June 30, 2006. Receivables from one customer accounted for 51% of the total account receivables at June 30, 2007.

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

Note 10 - Commitments and Contingencies

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
(unaudited)
Note 11 - Subsequent event

On August 2, 2007, the Company entered into a Securities Purchase Agreement with investors named therein (the "Investors") to sell in a private placement to the Investors 4,615,385 shares of the Company's common stock, par value $0.0001 per share (the "Common Stock") for $3.25 per share (the "Shares") and warrants to purchase up to 692,308 shares of Common Stock exercisable for a period of five years at an exercise price of $7.79 per share (the "Investor Warrants"), for an aggregate purchase price of $15,000,000. The Company issued the Shares on the same day and will issue the Investor Warrants upon the effective filing of the Certificate of Amendment of Articles of Incorporation with the Secretary of State of the State of Delaware to increase its total authorized Common Stock.

The Company also entered into a Registration Rights Agreement with the Investors, pursuant to which the Company is obligated to file a registration statement registering the resale of the Shares and Common Stock issuable upon the exercise of the Investor Warrants.

Brean Murray, Carret & Co., LLC acted as the sole placement agent in the transaction, and received a fee of $1,049,999.97 (7% of the gross proceeds) and will receive a warrant to purchase 75,000 shares of Common Stock (the "Placement Agent Warrant"). The Placement Agent Warrant is identical to the Investor Warrants.

Item 2.Management's Discussion and Analysis or Plan of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this Report. Unless otherwise noted, all amounts are expressed in U.S. dollars. The following discussion regarding the Company and its business and operations contains forward-looking statements that consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, these include statements relating to our expectation that we will continue to have adequate liquidity from cash flow from operations the other risks and uncertainties, which are described above under "RISK FACTORS." The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including the risk factors discussed in this Report. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

However, this merger acquisition was not able to be approved under the certain laws of the People’s Republic of China (“PRC”). PRC law currently has limits on foreign ownership of companies in certain industries. To comply with these foreign ownership restrictions, the Company established its wholly owned subsidiary, Xilan Natural Gas Equipment Ltd., (XNGE) a limited liability company organized under the PRC law on February 21, 2006. The Company through XNGE entered into exclusive arrangements with XXNGC. Through these arrangements, the Company has the ability to substantially influence XXNGC’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. These arrangements were formalized on August 17, 2007, and made retroactive to March 8, 2006. As a result, XXNGC became a VIE effective on March 8, 2006.

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

We operate three primary business lines:

•
Distribution and sale of compressed natural gas (CNG) through Company-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles (17 stations in service as of June 30, 2007 and we expect to add three additional stations by the end of third quarter of 2007);

•	Distribution and sale of CNG to third party-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles; and

•
Distribution and sale of natural gas to residential, commercial and industrial customers through Company-owned pipelines. As of June 30, 2007, the Company distributed and sold natural gas to approximately 78,216 pipeline customers.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. The natural gas that we buy is available in two forms: (1) piped natural gas; and (ii) CNG.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Three Months Ended June 30, 2007 and 2006:

The following table presents certain consolidated statement of operations information. Financial information is presented for the three months ended June 30, 2007 and 2006.

	June 30, 2007	June 30, 2006
Revenues	$8,273,309	$3,724,183
Cost of Revenues	4,130,199	2,109,629
Operating Expenses	943,306	516,018
Income from Operations	3,199,804	1,098,536
Net Income	$2,745,009	$927,269

Revenues: We generated approximately 83% of our revenues in the three months ended June 30, 2007 from the sale of natural gas and approximately 17% of our revenues from construction and installation fees charged to connect end-user customers to our natural gas distribution system. Sales of natural gas at the Company-owned filling stations accounted for approximately 77.53% of our total revenues in the three months ended June 30, 2007, or approximately $6,413,970, which was the largest contribution of our three business lines.

Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 22.21% of our total revenues in the three months ended June 30, 2007, or approximately $1,837,502, including both natural gas sales and construction and installation fees. Sales of natural gas to third party-owned filling stations accounted for approximately 0.26% of our total revenues in the three months ended June 30, 2007, or approximately $21,511. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue in 2007.

As of June 30, 2007, the Company had approximately 78,216 pipeline customers, an increase of approximately 15,661 customers over the same period in 2006, and had constructed 17 filling stations, an increase of 13 stations over the same period in 2006 with additional two filling stations under construction with expected completion by the end of the third quarter of 2007. In the third quarter of 2007, the Company expects to add up to 5,000 pipeline customers and 3 additional filling stations, which the Company estimates will increase sales of natural gas by 2 million cubic meters.

We had total revenues of $8,273,309 for the three months ended June 30, 2007, an increase of $4,549,126 or 122%, compared to $3,724,183 for the three months ended June 30, 2006. The increase in revenues was due primarily to contributions from Company-owned CNG filling stations completed after the second quarter of 2006 as well as an increase in the number of residential, commercial and industrial pipeline customers from approximately 62,555 in the three months ended June 30, 2006 to approximately 78,216 in the three months ended June 30, 2007.

New pipeline customers pay approximately 60% of the construction costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During the three months ended June 30, 2007, our installation revenues increased approximately 23.6% over the same period in 2006 and our sales of natural gas increased approximately 170% over the previous year. Four customers accounted for approximately 61%, 1.57%, 1.17% and 0.01% of the Company's installation revenue for the three months ended June 30, 2007.

Cost of Revenues: Our cost of revenues consists of both the cost of natural gas and the cost of construction and installation. Cost of natural gas consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of connection includes certain construction costs related to connecting customers to our pipeline system that are generally expensed when incurred.

Cost of revenues in the three months ended June 30, 2007 was $4,130,199, an increase of $2,020,570 or approximately 96% over the same period in 2006. Cost of natural gas increased by approximately 116% to $3,463,242 in the three months ended June 30, 2007, as compared with $1,603,745 for the same period in 2006. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. In addition, our construction and installation costs increased in the three months ended June 30, 2007 by approximately 32% to $666,957, as compared with $505,884 in the same period in 2006 as a result of the addition of new pipeline customers. The price that we paid for gas in the three months ended June 30, 2007 remained relatively constant compared to 2006.

Gross profit: The Company earned a gross profit of $4,143,110 for the three months ended June 30, 2007, an increase of $2,528,556 or approximately 157%, compared to $1,614,554 for the three months ended June 30, 2006. The increase in gross profit is due to a material increase in gas sales and installation revenues in this quarter, partially offset by an increase in cost of sales.

Gross margin: Gross margin, as a percentage of revenues, increased to approximately 50% for the three months ended June 30, 2007, from approximately 43% for the three months ended June 30, 2006. The increase in gross margin is primarily due to increased portion of the total gross profit represented by CNG filing stations as compared to the same period in 2006.

Operating expenses: The Company incurred operating expenses of $943,306 for the three months ended June 30, 2007, an increase of $432,688 or approximately 83%, compared to $516,018 for the three months ended June 30, 2006. Our operating expenses increased primarily as a result of expenses related to the construction and operation of three new filling stations in this quarter, as well as continuing expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased in the three months ended June 30, 2007 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations.

The Company purchases all of the natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. Except for Shaanxi Natural Gas Co Ltd, the other two vendors have long-term agreements with the Company without minimum purchases requirement. The Company has had annual agreements with Shaanxi Natural Gas Co Ltd that require the Company to purchase a minimum amount of natural gas. For the years ended December 31, 2006 and 2005 the minimum purchases were 2.36 million and 1.60 million cubic meters, respectively. In the past, contracts were renewed on an annual basis. However, as the volume of usage has increased, Shaanxi Natural Gas has revised their policies, and contract terms are now six months and subject to review prior to renewal. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government’s best interest to keep prices, stable, as they been for the past 3 years, and maintain a stable flow of supply. The government has undertaken programs to promote the growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

For the three months ended June 30, 2007, two suppliers accounted for 40% and 27% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these two vendors would not have a material adverse effect on our operations.

Income tax was $471,098 for the three months ended June 30, 2007, as compared to $167,323 for the three months ended June 30, 2006. The increase in income tax was attributed to the growth of construction and installation fees and the sale of natural gas.

Net Income: Net income increased to $2,745,009 for the three months ended June 30, 2007, an increase of $1,817,740 or approximately 196% from $927,269 for the three months ended June 30, 2006. Increase in net income is attributed to our significant increase in revenues, partially offset by a higher increase in cost of sales and operating expenses. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue. In the third quarter of 2007, the Company expects to add up to 5,000 pipeline customers and add additional 3 filling stations, which the Company estimates will increase sales of natural gas by 2 million cubic meters.

Comparing six Months Ended June 30, 2007 and 2006:

The following table presents certain consolidated statement of operations information. Financial information is presented for the six months ended June 30, 2007 and 2006.

	June 30, 2007	June 30, 2006
Revenues	$15,016,885	$5,551,397
Cost of Revenues	7,356,416	2,952,141
Operating Expenses	1,958,814	980,454
Income from Operations	5,701,655	1,578,802
Net Income	$4,855,335	$1,337,849

Revenues: We generated approximately 78% of our revenues in the six months ended June 30, 2007 from the sale of natural gas and approximately 22% of our revenues from construction and installation fees charged to connect end-user customers to our natural gas distribution system. Sales of natural gas at the Company-owned filling stations accounted for approximately 72.95% of our total revenues in the six months ended June 30, 2007, or approximately $10,954,818, which was the largest contribution of our three business lines.

Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 26.69% of our total revenues in the six months ended June 30, 2007, or approximately $4,008,007, including both natural gas sales and construction and installation fees. Sales of natural gas to third party-owned filling stations accounted for approximately 0.36% of our total revenues in the six months ended June 30, 2007, or approximately $54,061. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue in 2007.

As of June 30, 2007, the Company had approximately 78,216 pipeline customers, an increase of approximately 15,661 customers over the same period in 2006, and had constructed 17 filling stations, an increase of 13 stations over the same period in 2006 with additional two filling stations under construction with expected completion by the end of the third quarter of 2007. In the third quarter of 2007, the Company expects to add up to 5,000 pipeline customers and add additional 3 filling stations, which the Company estimates will increase sales of natural gas by 2 million cubic meters.

We had total revenues of $15,016,885 for the six months ended June 30, 2007, an increase of $9,505,488 or approximately 172%, compared to $5,511,397 for the six months ended June 30, 2006. The increase in revenues was due primarily to contributions from Company-owned CNG filling stations completed after the second quarter of 2006 as well as an increase in the number of residential, commercial and industrial pipeline customers from approximately 62,555 in the six months ended June 30, 2006 to approximately 78,216 in the six months ended June 30, 2007.

New pipeline customers pay approximately 60% of the construction costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During the six months ended June 30, 2007, our installation revenues increased approximately 55% over the same period in 2006 and our sales of natural gas increased approximately 247% over the previous year. Four customers accounted for approximately 46%, 28%, 7% and 1% of the Company's installation revenue for the six months ended June 30, 2007.

Cost of Revenues: Our cost of revenues consists of both the cost of natural gas and the cost of construction and installation. Cost of natural gas consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of connection includes certain construction costs related to connecting customers to our pipeline system that are generally expensed when incurred.

Cost of revenues in the six months ended June 30, 2007 was $7,356,416, an increase of $4,404,275 or approximately 149% over the same period in 2006. Cost of natural gas increased by approximately 182% to $5,955,893 in the six months ended June 30, 2007, as compared with $2,109,608 for the same period in 2006. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. In addition, our construction and installation costs increased in the six months ended June 30, 2007 by approximately 66% to $1,400,523, as compared with $842,533 in the same period in 2006 as a result of the addition of new pipeline customers. The price that we paid for gas in the six months ended June 30, 2007 remained relatively constant compared to 2006.

Gross profit: The Company earned a gross profit of $7,660,469 for the six months ended June 30, 2007, an increase of $5,101,213 or approximately 199%, compared to $2,559,256 for the six months ended June 30, 2006. The increase in gross profit is due to a material increase in gas sales and installation revenues in this quarter, partially offset by an increase in cost of sales.

Gross margin: Gross margin, as a percentage of revenues, increased to approximately 51% for the six months ended June 30, 2007, from approximately 46% for the six months ended June 30, 2006. The increase in gross margin is primarily due to increased portion of the total gross profit represented by CNG filing stations as compared to the same period in 2006.

Operating expenses: The Company incurred operating expenses of $1,958,814 for the six months ended June 30, 2007, an increase of $978,360 or approximately 100%, compared to $980,454 for the six months ended June 30, 2006. Our operating expenses increased primarily as a result of expenses related to the construction and operation of 13 new filling stations in this quarter, as well as continuing expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased in the six months ended June 30, 2007 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations.

We purchase all of our natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, as they have been for the last 3 years, and maintain a stable flow of supply. The government has undertaken programs to promote the growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

For the six months ended June 30, 2007, two suppliers accounted for 23.97% and 14.28% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these two vendors would not have a material adverse effect on our operations.

Income tax was $872,415 for the six months ended June 30, 2007, as compared to $239,779 for the six months ended June 30, 2006. The increase in income tax was attributed to the growth of construction and installation fees and the sale of natural gas.

Net Income: Net income increased to $4,855,335 for the six months ended June 30, 2007, an increase of $3,517,486 or approximately 263% from $1,337,849 for the six months ended June 30, 2006. Increase in net income is attributed to our material increase in revenues, partially offset by a higher increase in cost of sales and operating expenses. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue. In the third quarter of 2007, the Company expects to add up to 5,000 pipeline customers and add additional 3 filling stations, which the Company estimates will increase sales of natural gas by 2 million cubic meters.

Liquidity and Capital Resources

As of June 30, 2007, the Company had $7,601,358 of cash and cash equivalents on hand compared to $7,142,852 of cash and cash equivalents as of June 30, 2006.

The primary source of cash in the six months ended June 30, 2007 was income from operations. The Company had net cash flows provided by operations of $5,326,523 for the six months ended June 30, 2007 as compared to net cash used in operations of $297,948 in the corresponding period last year.

Cash outflows for investing activities increased from $2,113,842 in the six months ended June 30, 2006 to $3,203,009 for the same period in 2007 primarily because the Company purchased more equipment in 2007 in anticipation of its business growth.

The Company expects to add 3 additional CNG filling stations by the end of third quarter of 2007. The Company expects the funds for these investing activities will primarily come from the Company's operating and financing cash flows.

The Company is obligated to contribute $10 million of registered capital to its wholly-owned subsidiary, Xilan Natural Gas Equipment Co. As of June 30, 2007, the Company had contributed $6,480,000 of this capital commitment and is obligated to contribute the remaining $3,520,000 by February 2008.

The Company expects to require financing of $40 million to $80 million in order to complete its proposed LNG Project.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures (other than the LNG Project and acquisition of other filling stations) and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company's revenues and expenses were denominated primarily in RMB, the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the USD will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in bank

Accounts and Other Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company allowance for uncollectible accounts is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company’s management determined that all receivables are good and there is no need for a bad debt reserve as of June 30, 2007.

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007 there were no significant impairments of its long-lived assets.

Construction In Progress

Construction in progress consists of the cost of constructing fixed assets for the Company’s use. The major cost of construction in progress relates to material, labor and overhead.

Contracts In Progress

Contracts in progress consist of the cost of constructing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. As of June 30, 2007, the Company has no contracts in progress.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2007 and 2006 were insignificant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the six months ended June 30, 2007 and 2006. As of June 30, 2007, there were no options outstanding.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2007, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax.

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

Basic and Diluted Earning Per Share
Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. At June 30, 2007, the Company had outstanding 1,140,286 warrants. The average stock price for the six month ended June 30, 2007 was less than the exercise price of the warrants; therefore, the warrants are not factored into the diluted earning per share calculation as they are anti-dilutive.

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

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company’s assets are located in People's Republic of China

Recent Pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

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

Although we do not import goods into or export goods out of The People's Republic of China, fluctuation of the RMB may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to changes in the People's Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2007, the exchange rate between the RMB and the United States dollar was 7.60 RMB to every one USD.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Consulting Services Agreement;
10.2	Form of Operating Agreement;
10.3	Form of Equity Pledge Agreement;
10.4	Form of Option Agreement; and
10.5	Form of Proxy Agreement
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Natural Gas, Inc.

August 20, 2007	By:	/s/ Qinan Ji

Qinan Ji Chief Executive Officer (Principal Executive Officer)

August 20, 2007	By:	/s/ Xiaogang Zhu

Xiaogang Zhu Chief Financial Officer (Principal Financial and Accounting Officer)