Form 10KSB/A
period 2005-12-31
China Natural Gas, Inc.
filed 2007-11-02
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB
Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File Number: 000-31539

CHINA NATURAL GAS, INC.
(Name of small business issuer in its charter)

Delaware	98-0231607
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

Tang Xing Shu Ma Building, Suite 418
Tang Xing Road
Xian High Tech Area
Xian, Shaanxi Province
China
(Address of principal executive office)

Issuer's telephone number: 86-29-88323325

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

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

EXPLANATORY STATEMENT

This Amendment No. 1 to Form 10-KSB, which amends the Company’s Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2006, is being filed to revise the disclosure regarding the Company’s organizational history and the disclosure in Footnote 1 to the Company’s Consolidated Financial Statements, in Item 1, Description of Business and in Item 6. Management’s Discussion and Analysis or Plan of Operations to clarify that Xian Xilan Natural Gas Co. Ltd. is a 100% Variable Interest Entity of the Company, which financial results are consolidated with those of the Company’s in accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R").

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. On May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International, Inc.

On December 6, 2005, we issued an aggregate of 4 million shares to all of the registered shareholders of Xian Xilan Natural Gas Co., Ltd., and entered into exclusive arrangements with Xian Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as a variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.” On December 19, 2005, we changed our name to China Natural Gas, Inc.

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

Governmental and Environmental Regulation

To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•	Qualified Urban Fuel Operator Business License authorized by the Shaanxi Construction Bureau, the local office of the Ministry of Construction, effective from January 2, 2004 to January 2, 2009.

(License number SHAANRANZHI 166)
•	License to Supply, Install Equipment and Maintain Gas Fuel Lines issued by the local Gas Fuels for Heating Bureau, an agency of the Ministry of Construction and the Xian Natural Gas Management Bureau.

(License number: XIRAN 136)
•
Safety and Inspection Regulation for Special Equipment Safety Inspection Standards for High Pressure Pipeline and Technical Safety Inspection Regulations from the Shaanxi Quality and Technology Inspection Bureau for compressor stations and pressure storage tank system. (Approval letter reference: 2004SHAANGUOCHUHAN033)

•	Annual Safety Inspection of Lightning Conductor Equipment approved by the Shaanxi Meteorology Bureau. (Certificate number 0005274)

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

Period	High*	Low*
December 31, 2005	$3.60	$0.5275
July 31, 2005	$6.00	$0.50
April 30, 2005	$2.90	$1.05
January 31, 2005	$7.25	$0.45
October 30, 2004	$0.45	$0.45
July 31, 2004	$1.50	$0.25
April 30, 2004	$0.30	$0.30

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

Corporate History

We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. On May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International, Inc.

On December 6, 2005, we issued an aggregate of 4 million shares to all of the registered shareholders of Xian Xilan Natural Gas Co., Ltd., and entered into exclusive arrangements with Xian Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as a variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.” On December 19, 2005, we changed our name to China Natural Gas, Inc.

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

/s/ Kabani & Company, Inc.,
Certified Public Accountants Los Angeles, California
February 24, 2006

CHINA NATURAL GAS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$675,624
Accounts receivable	6,096
Other receivable	158,584
Inventory	45,361
Advances to suppliers	13,712
Prepaid expense	15,882

Total current assets	915,259

PROPERTY AND EQUIPMENT, net	8,267,897

CONSTRUCTION IN PROGRESS	1,726,810

INTANGIBLE ASSETS	1,096

TOTAL ASSETS	$10,911,062

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable & accrued expense	$193,592
Other payables	738,745
Unearned revenue	303,175

Total current liabilities	1,235,512

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 20,204,088	2,020
Additional paid-in capital	8,331,458
Cumulative translation adjustment	228,747
Statutory reserve	169,722
Retained earnings	943,603

Total stockholders' equity	9,675,550

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,911,062

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Years Ended December 31,
	2005	2004
Revenue
Natural gas revenue	$1,687,154	$306,306
Construction / installation revenue	3,163,545	578,107
Total revenue	4,850,699	884,413

Cost of revenue
Natural gas cost	1,293,585	226,944
Construction / installation cost	1,110,452	287,102
	2,404,037	514,046

Gross profit	2,446,662	370,367

Operating expenses
Selling expenses	474,855	387,768
General and administrative expenses	500,228	142,449
Total operating expenses	975,083	530,217

Income (loss) from operations	1,471,579	(159,850)

Non-operating income (expense):
Interest income	2,131	1,618
Other expense	(671)	(3,536)
Total non-operating income (expense)	1,460	(1,918)

Income (loss) before income tax	1,473,039	(161,768)

Income tax	220,956	—

Net income (loss)	1,252,083	(161,768)

Other comprehensive income / (loss)
Foreign currency translation gain	228,175	—

Comprehensive Income (loss)	$1,480,258	$(161,768)

Basic and diluted weighted average shares outstanding	16,299,469	9,275,362

Basic and diluted earnings (loss) per share	$0.08	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			Additional	Accumulative Other	Retained		Total
	Common Stock		Paid	Comprehensive	Statutory	Earnings	stockholders'
	Shares	Amount	in Capital	Gain	Reserve	(deficit)	equity
Balance January 1, 2004	9,275,362	$928	$4,831,468	$—	$3,457	$19,553	$4,855,406
Cumulative translation adjustment	—	—	—	—		572
Net loss for the year ended December 31, 2004	—	—	—	—	—	(161,768)	(161,768)
Balance December 31, 2004	9,275,362	928	4,831,468	572	3,457	(142,215)	4,694,210
Shares issued for cash	6,724,638	672	3,503,788	—	—	—	3,504,460
Recapitalization on reverse acquisition	4,204,088	420	(3,798)	—	—	—	(3,378)

Cumulative translation adjustment	—	—	—	228,175	—	—	228,175
Net Income for the year ended December 31, 2005	—	—	—	—	—	1,252,083	1,252,083
Retained earning for year 2005 reserve	—	—	—	—	166,265	(166,265)	—
Balance December 31, 2005	20,204,088	$2,020	$8,331,458	$228,747	$169,722	$943,603	$9,675,550

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,252,083	$(161,768)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Loss on disposal of property	971	3,242
Depreciation and amortization	347,923	314,453
(Increase) / decrease in assets:
Accounts receivable	(1,011)	(4,943)
Inventory	2,234	(46,440)
Other receivable	(132,553)	(6,525)
Advances to suppliers	(12,773)	14,982
Prepaid expense	(15,441)	(99)
Contract in progress	381,315	118,537
Increase / (decrease) in current liabilities:
Accounts payable	92,427	(64,344)
Payable to related party	—	(917,642)
Other payables	662,950	(2,854)
Unearned revenue	(642,254)	777,436

Net cash provided by operating activities	1,935,871	24,035

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(3,170,629)	(5,981)
Cash acquired in reverse merger transaction	86	—
Additions to construction in progress	(1,700,792)	—
Additions to Intangible assets	(1,096)	—
Proceeds from disposal of property	610	1,208

Net cash used in investing activities	(4,871,821)	(4,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	3,504,460	—

Effect of exchange rate changes on cash and cash equivalents	44,116	—
NET INCREASE IN CASH & CASH EQUIVALENTS	612,626	19,262

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	62,998	43,736

CASH & CASH EQUIVALENTS, ENDING BALANCE	675,624	$62,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income tax	$969	$210

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

China Natural Gas, Inc. (formerly Coventure International, Inc.) was incorporated in Delaware on March 31, 1999 as Bullet Environmental Systems, Inc. and on May 25, 2000 the Company changed its name to Liquidpure Corp. On February 14, 2002, the Company changes its name to Coventure International, Inc. ("Coventure")

Xi'an Xilan Natural Gas Co, Ltd. ("Xian Xilan Natural Gas") was incorporated on January 8, 2000 in Xi'an city in the Shaanxi province, China. The core business of Xian Xilan Natural Gas is distribution of natural gas to commercial, industrial and residential customers, construction of pipeline networks, and installation of natural gas fittings and parts for end-users. Xian Xilan Natural Gas has an exclusive permit to provide gas utility service in Lantian County, Lintong and Baqiao District of Xi'an city, China.

On December 6, 2005, we issued an aggregate of 4 million shares to all of the registered shareholders of Xian Xilan Natural Gas Co., Ltd. (“Xian Xilan Natural Gas”), and entered into exclusive arrangements with Xian Xilan Natural Gas and these shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. Concurrently, Coventure entered into an agreement with John Hromyk, its President and Chief Financial Officer, pursuant to which Mr. Hromyk returned 23,884,712 (post-split) shares of Coventure's common stock for cancellation. Upon completion of the foregoing transactions, Coventure had an aggregate of 20,204,088 (post-split) shares of common stock issued and outstanding. On December 19, 2005, we changed our name to China Natural Gas, Inc.

As a result of the share issuance, the stockholders of Xian Xilan Natural Gas owned approximately 80% of both companies and the directors and executive officers became the directors and executive officers of Coventure. Accordingly, the transaction has been accounted for as a reverse acquisition of Coventure by Xian Xilan Natural Gas resulting in a recapitalization of Xian Xilan Natural Gas rather than as a business combination. Xian Xilan Natural Gas is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book value and the results of operations of Xian Xilan Natural Gas have been presented for the comparative prior period. The historical cost of the net liabilities of Coventure that were acquired was $3,378. Subsequent to the share issuance, the stockholders of the Company approved a stock dividend of three shares for each share held, which has been accounted for as a four for one forward stock split. As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its 100% VIE, Xian Xilan Natural Gas. All inter-company accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entity

In accordance with FIN 46R, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company entered into exclusive arrangements with Xian Xilan Natural Gas. These arrangements obligate the Company to absorb a majority of the risk of loss from Xian Xilan Natural Gas’ activities and enable the Company to receive a majority of Xian Xilan Natural Gas’ expected residual returns. As a result, the Company accounts for Xian Xilan Natural Gas as a VIE under FIN 46R. The arrangements consist of the following agreements:

a.	Xian Xilan Natural Gas holds the licenses and approvals necessary to operate its natural gas business in China,

b.
The Company provides exclusive technology consulting and other general business operation services to Xian Xilan Natural Gas in return for a consulting services fee which is equal to Xian Xilan Natural Gas’ revenue.

c.	Xian Xilan Natural Gas’s shareholders have pledged their equity interests in Xian Xilan Natural Gas to the Company.

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings	30 years

At December 31, 2005, the following are the details of the property and equipment:

Office equipment	$31,167
Operating equipment	7,788,345
Vehicles	257,847
Buildings	1,301,555
9,378,914
Less accumulated depreciation	(1,111,017)

$8,267,897

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Years Ended December 31,
	2005	2004
Tax provision (credit) at statutory rate	34%	(34%)

Foreign tax rate difference	(19%)	19%

Change in valuation allowance	—	15%
	15%	—

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

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - Other Payables

Other payable consists of the following as of December 31, 2005:

Other accounts payable	$350,151
Welfare payable	1,933
Tax payable	377,316
Other levies	5,908
Other	3,437

$738,745

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position

Minqing Lu	43	Chief Executive Officer and Director

Xiaogang Zhu	51	Chief Financial Officer

Yuman Chen	35	Vice President - Marketing

Liangzhong Li	44	Vice President - Construction

Qinan Ji	48	Chairman of the Board

Bo Chen	48	Vice Chairman of the Board

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

SUMMARY COMPENSATION TABLE

	Long Term Compensation
	Annual Compensation				Awards			Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Compensation ($)	Securities Under-Lying SARs (#)	LTIP Options/ ($)	Payouts	All Other Compensation($)

Minqing Lu, Chief	2005	7,500	-0-	-0-	-0-	-0-	-0-		-0-
Executive Officer
and Director

Huai'pu Zhang,	2004	5,000	-0-	-0-	-0-	-0-	-0-		-0-
Former President,	2003	5,000	-0-	-0-	-0-	-0-	-0-		-0-
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

	Number of		Percentage
	Shares		of Shares
	Beneficially		Beneficially
Name of Beneficial Owner (1)	Owned		Owned (2)

Minqing Lu	695,652		2.9%

Xiaogang Zhu	0		*

Yuman Chen	0		*

Liangzhong Li	0		*

Qinan Ji	5,931,596	(3)	24.8%

Bo Chen	2,063,768	(4)	8.6%

Yangling Bodisen Biotech Development Co, Ltd.	2,063,768	(4)	8.6%

Xiang Ji	1,456,232		6.1%

Shaohu Jia	1,080,580		4.5%

Xian Sunway Technology & Industry Co., Ltd	2,875,364	(3)	12.0%

Amaranth LLC	1,363,096		5.7%

All officers and directors as a group (6 persons)	8,691,016	(3)(4)	36.3%

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved	0	0	0
by security holders

Equity compensation plans not	0	0	0
approved by security holders

Total	0	0	0

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

ITEM 13. EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539).

3.2	Registrant's By-Laws (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539).

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

10.3	Purchase Agreement made as of December 19, 2005 between China Natural Gas, Inc. and John Hromyk (incorporated by reference to the exhibits to Registrants Form 8-K filed on December 23, 2005).

10.4	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on January 12, 2006).

10.5	Form of Common Stock Purchase Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on January 12, 2006).

10.6	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on January 12, 2006).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Filed herewith

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

Date: November 1, 2007

CHINA NATURAL GAS, INC.

By:	/s/ Qinan Ji
Qinan Ji
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Xiaogang Zhu
Xiaogang Zhu
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Qinan Ji	Chairman of the Board	November 1, 2007
Qinan Ji

	Director	November 1, 2007
James A. Garner

/s/ Zhiqiang Wang	Director	November 1, 2007
Zhiqiang Wang

/s/ Xiaogang Zhu	Chief Financial Officer	November 1, 2007
Xiaogang Zhu