Form 10KSB/A
period 2006-12-31
China Natural Gas, Inc.
filed 2007-11-02
CIK 1120830

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

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

Transitional Small Business Disclosure format (Check one): YES ☐ NO ☒

EXPLANATORY STATEMENT

This Amendment No. 1 to Form 10-KSB, which amends the Company’s Form 10-KSB for the years ended December 31, 2006 and 2005, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2007, is being filed to do the following:

(i)
Revised the disclosure regarding the Company’s organizational history and the disclosure in Footnote 1 to the Company’s Consolidated Financial Statements, in Item 1, Description of Business and in Item 6. Management’s Discussion and Analysis or Plan of Operations to clarify that Xian Xilan Natural Gas Co. Ltd. is a 100% Variable Interest Entity of the Company, which financial results are consolidated with those of the Company’s in accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"); and

(ii)	Include additional risk factors arising out of the Variable Interest Entity relationship between the Company and Xian Xilan Natural Gas Co. Ltd.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

On February 21, 2006, we formed Xilan Natural Gas Equipment Ltd., (“Xilan Equipment”) as a wholly owned foreign enterprise (WOFE). We then, through Xilan Equipment, entered into exclusive arrangements with Xian Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

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

•  Business license to operate Xilan Equipment effective from 02/22/2006 to 02/21/2021.

•  Business license to operate Xilan Liquified Natural Gas effective from 10/24/2006 to 10/23/2036.

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

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our VIE, Xian Xilan Natural Gas, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of natural gas business and companies, including limitations on our ability to own key assets.

The PRC government regulates the natural gas industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the natural gas industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the bio-pharmaceutical industry include the following:

•  we only have contractual control over Xian Xilan Natural Gas. We do not own it due to the restriction of foreign investment in Chinese businesses; and

•  uncertainties relating to the regulation of the natural gas business in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, natural gas businesses in China, including our business.

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our natural gas business through Xian Xilan Natural Gas by means of contractual arrangements. If the PRC government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

The PRC government restricts foreign investment in natural gas businesses in China. Accordingly, we operate our business in China through Xian Xilan Natural Gas. Xian Xilan Natural Gas holds the licenses and approvals necessary to operate our natural gas business in China. We have contractual arrangements with Xian Xilan Natural Gas and its shareholders that allow us to substantially control Xian Xilan Natural Gas. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with Xian Xilan Natural Gas and its shareholders may not be as effective in providing control over these entities as direct ownership.

Since PRC law limits foreign equity ownership in natural gas companies in China, we operate our business through Xian Xilan Natural Gas. We have no equity ownership interest in Xian Xilan Natural Gas and rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be as effective in providing control over Xian Xilan Natural Gas as direct ownership. For example, Xian Xilan Natural Gas could fail to take actions required for our business despite its contractual obligation to do so. If Xian Xilan Natural Gas fails to perform under their agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that Xian Xilan Natural Gas’s shareholders would always act in our best interests.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

On March 17, 2004, our common stock was approved for listing on the Over-the-Counter Bulletin Board under the symbol "CVNI" and on December 19, 2005 our symbol was changed to "CHNG" and our fiscal year end was changed to December31. The following table sets forth, the range of high and low closing bid quotations for our common stock in 2005 and 2006. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The source of the following information is Yahoo Finance.

OTC Bulletin Board

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2006:
Fourth Quarter	$3.15	$3.08
Third Quarter	$3.05	$2.82
Second Quarter	$2.55	$2.35
First Quarter	$4.49	$4.40
FISCAL YEAR ENDED DECEMBER 31, 2005:
Fourth Quarter	$3.40	$3.30
Third Quarter	$3.00	$3.00
Second Quarter	$5.50	$5.50
First Quarter	$1.35	$1.35

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

On February 21, 2006, we formed Xilan Natural Gas Equipment Ltd., (“Xilan Equipment”) as a wholly owned foreign enterprise (WOFE). We then, through Xilan Equipment, entered into exclusive arrangements with Xian Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

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

	2006	2005
Revenues	$18,828,790	$4,850,699
Cost of Revenues	$9,718,000	$2,404,037
Operating Expenses	$2,596,199	$975,083
Income from Operations	$6,514,591	$1,471,579
Net Income	$5,451,095	$1,252,083

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
Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

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

Board of Directors and Stockholders ofChina Natural Gas, Inc.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California March 12, 2007

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$5,294,213
Accounts receivable	569,037
Other receivable	813,839
Inventories	285,537
Advances	1,660,974
Prepaid expense and other current assets	305,524
Total current assets	8,929,124
PROPERTY AND EQUIPMENT, net	17,193,728
CONSTRUCTION IN PROGRESS	2,343,499
TOTAL ASSETS	$28,466,351

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable & accrued expense	$406,212
Other payables	2,145,924
Unearned revenue	284,011
Total current liabilities	2,836,147
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued	—
Common stock, $0.0001 per share; authorized 30,000,000 shares;	—
issued and outstanding 24,210,183	2,421
Additional paid in capital	18,223,911
Accumulative other comprehensive income	839,452
Statutory reserve	750,886
Retained earnings	5,813,534
Total stockholders' equity	25,630,204
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,466,351

The accompanying notes are an integral part of these consolidated financial statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005
Net revenue
Natural gas revenue	$13,713,145	$1,687,154
Construction / installation revenue	5,115,645	3,163,545
Total revenue	18,828,790	4,850,699

Cost of sales
Natural gas cost	7,663,060	1,293,585
Construction / installation cost	2,054,940	1,110,452
	9,718,000	2,404,037
Gross profit	9,110,790	2,446,662

Operating expenses
Selling expenses	1,308,464	474,855
General and administrative expenses	1,287,735	500,228
Total operating expenses	2,596,199	975,083
Income from operations	6,514,591	1,471,579
Non-operating income (expense):
Interest income	41,109	2,131
Other expense	(79,021)	(671)
Total non-operating income (expense)	(37,912)	1,460
Income before income tax	6,476,679	1,473,039
Income tax	1,025,584	220,956
Net income	5,451,095	1,252,083
Other comprehensive income
Foreign currency translation gain	610,705	228,175
Comprehensive Income	$6,061,800	$1,480,258
Weighted average shares outstanding
Basic and diluted	23,872,936	16,269,528
Earnings per share
Basic and diluted	$0.23	$0.08

Basic and diluted are the same because there is no anti-dilutive effect The accompanying notes are an integral part of these consolidated financial statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

				Accumulative
			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance January 1, 2005	9,275,362	$928	$4,831,468	$572	$3,457	$(142,215)	$4,694,210
Shares issued for cash	6,724,638	672	3,503,788	-	-	-	3,504,460
Recapitalization on reverse acquisition	4,204,088	420	(3,798)	-	-	-	(3,378)
Cumulative translation adjustment	-	-	-	228,175	-	-	228,175
Net Income for the year ended December 31, 2005	-	-	-	-	-	1,252,083	1,252,083
Transfer to statutory reserve	-	-	-	-	166,265	(166,265)-
Balance December 31, 2005	20,204,088	2,020	8,331,458	228,747	169,722	943,603	9,675,550
Shares issued for cash	3,714,428	371	10,399,629	-	-	-	10,400,000
Offering costs	-	-	(1,557,147)	-	-	-	(1,557,147)
Exercise of warrants for cash	291,667	30	1,049,971	-	-	-	1,050,001
Cumulative translation adjustment	-	-	-	610,705	-	-	610,705
Net Income for the year ended December 31, 2006	-	-	-	-	-	5,451,095	5,451,095
Transfer to statutory reserve	-	-	-	-	581,164	(581,164)	-
Balance December 31, 2006	24,210,183	$2,421	$18,223,911	$839,452	$750,886	$5,813,534	$25,630,204

The accompanying notes are an integral part of these consolidated financial statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,451,095	$1,252,083
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property		- 971
Depreciation and amortization	731,723	347,923
(Increase) / decrease in assets:
Accounts receivable	(550,831)	(1,011)
Other receivable	(636,262)	(132,553)
Inventories	(233,582)	2,234
Advances	(1,611,967)	(12,773)
Prepaid expense and other current assets	(282,103)	(15,441)
Contract in progress	-	381,315
Increase / (decrease) in current liabilities:
Accounts payable & accrued expense	201,661	92,427
Other payables	1,352,866	662,950
Unearned revenue	(28,882)	(642,254)
Due to affiliate	(8,194)	-
Net cash provided by operating activities	4,385,524	1,935,871
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(9,192,482)	(3,170,629)
Cash acquired in reverse merger transaction	-	86
Additions to construction in progress	(545,987)	(1,700,792)
Additions to Intangible assets	-	(1,096)
Proceeds from disposal of property	-	610
Net cash used in investing activities	(9,738,469)	(4,871,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	10,400,000	3,504,460
Proceeds from exercise of warrants	1,050,001	-
Payment of offering costs	(1,557,147)	-
Net cash provided by in financing activities	9,892,854	3,504,460
Effect of exchange rate changes on cash and cash equivalents	78,680	44,116
NET INCREASE IN CASH & CASH EQUIVALENTS	4,618,589	612,626
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	675,624	62,998
CASH & CASH EQUIVALENTS, END OF YEAR	$5,294,213	$675,624
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$969

The accompanying notes are an integral part of these consolidated financial statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. On May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International, Inc. (“Coventure”).

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

On February 21, 2006, we formed Xilan Natural Gas Equipment Ltd., (“Xilan Equipment”) as a wholly owned foreign enterprise (WOFE). We then, through Xilan Equipment, entered into exclusive arrangements with Xian Xilan Natural Gas and its shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, Shaanxi Natural Gas Equipment Co., Ltd (incorporated in February 2006) and Shaanxi Jingbian Liquefied Natural Gas Co., Ltd (incorporated in October 2006) and its 100% VIE, Xian Xilan Natural Gas. All inter-company accounts and transactions have been eliminated in consolidation.

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

The Company, through XNGE, entered into exclusive arrangements with Xian Xilan Natural Gas. These arrangements obligate the Company to absorb a majority of the risk of loss from Xian Xilan Natural Gas’ activities and enable the Company to receive a majority of Xian Xilan Natural Gas’ expected residual returns. As a result, the Company accounts for Xian Xilan Natural Gas as a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” The arrangements consist of the following agreements:

a.	Xian Xilan Natural Gas holds the licenses and approvals necessary to operate its natural gas business in China,

b.
XNGE provides exclusive technology consulting and other general business operation services to Xian Xilan Natural Gas in return for a consulting services fee which is equal to Xian Xilan Natural Gas’ revenue.

c.	Xian Xilan Natural Gas’s shareholders have pledged their equity interests in Xian Xilan Natural Gas to the Company.

d.
Irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Xian Xilan Natural Gas and agreed to entrust all the rights to exercise their voting power to the person appointed by the Company

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Basis of Presentation

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings	30 years

At December 31, 2006, the following are the details of the property and equipment:

Office equipment	$73,636
Operating equipment	13,219,979
Vehicles	1,210,552
Buildings	4,559,003
19,063,170
Less accumulated depreciation	1,869,442
$17,193,728

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Years
	Ended December 31,
	2006	2005
Tax provision (credit) at statutory rate	34%	(34%)
Foreign tax rate difference	(15%)	19%
Change in valuation allowance	-	15%
	19%	-

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

Note 3 - Other Payables

Other payable consists of the following as of December 31, 2006:

Other accounts payable	$228,817
Welfare payable	19,679
Tax payable	1,866,688
Other levies	30,740
$2,145,924

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	-	-	-
Granted	1,431,953	$3.60
Forfeited	-	-
Exercised	(291,667)	$3.60
Outstanding, December 31, 2006	1,140,286	$3.60	$0

Following is a summary of the status of warrants outstanding at December 31, 2006:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number

$3.60	1,140,286	2.03	$3.60	1,140,286

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors:

			Director
Name	Age	Position	Since
Qinan Ji	49	Chief Executive Officer and Chairman of the Board	2005
Xiaogang Zhu	52	Chief Financial Officer
Zhiqiang Wang	67	Director	2006
Patrick McManus	54	Director	2006
James Garner	60	Director	2006

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

The Company did not pay any other compensation to these directors in 2006.

DIRECTORS COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
James Garner	$24,000	$0	$0	$0	$24,000

Patrick McManus	$24,000				$24,000

Ji Qinan	$0	$0	$0	$0	$0

Minquing Lu	$0	$0	$0	$0	$0

Zhiqiang Wang	$4,500	$0	$0	$0	$4,500

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Bonus ($)	Option Awards ($)	Non-Stock Incentive Plan Awards ($)	All Other Comp. ($)	Comp. ($)	Total ($)
Qinan Ji, Chief Executive Officer and Chairman of the Board	2006	15,000	—	—	—	—	—	15,000
Xiaogang Zhu, Chief Financial Officer	2006	10,000	—	—	—	—	—	10,000
Minqing Lu, former Chief Executive Officer and Director	2006	4,150	—	—	—	—	—	4,150

(1) Minqing Lu stepped down as the Company's Chief Executive Officer and Director on May 22, 2006. Mr. Lu's annual salary was $10,000.

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

	Number of		Percentage
	Shares of		Shares
	Beneficially		Beneficially
Name of Beneficial Owner (1)	Owned		Owned (2)
Executive Officers and Directors
Qinan Ji	5,931,596	(3)	24.5%

Xiaogang Zhu	—		—

All officers and directors as a group (2 persons)	5,931,596	(3)	24.5%

5% holders
Yangling Bodisen Biotech
Development Co, Ltd.
c/o New York Global Group, Inc.
14 Wall Street, 12th Floor
New York, NY 10005	2,063,768	(4)	8.5%

Xiang Ji	1,456,232		6.0%

Xian Sunway Technology &
Industry Co., Ltd	2,875,364	(3)	11.9%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS

Exhibits:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539).

3.2	Registrant's Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 filed with the Company's Form 8K Registration Statement filed June 16, 2006, SEC file no. 000-31539).

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

10.8
CNG Product Purchase and Sale Agreement between Xian Xilan Natural Gas Co., Ltd. and Zhengzhou Zhongyou Hengran Petroleum Gas Co., Ltd. made as of July 20, 2006, (translated from the original mandarin) (incorporated by reference to the exhibits to Registrants Form 10-KSB filed on April 17, 2007).

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrants Form 8-K filed on June 16, 2006).

21.1	List of Subsidiaries. (incorporated by reference to the exhibits to Registrants Form 10-KSB filed on April 17, 2007).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2006 and 2005.

Audit fees	2006		2005
Kabani & Company, Inc.	$72,500		$40,000
Manning Elliott	—		$14,750
Audit-related fees	—		—
Tax fees	—		$1,775*
All other fees	$10,000	**	—
Total fees paid or accrued to our
principal accountants	$82,500		$56,525

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

/s/ Qinan Ji Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	November 1, 2007

/s/ Zhiqiang Wang Zhiqiang Wang	Director	November 1, 2007

James A. Garner	Director	November 1, 2007

/s/ Xiaogang Zhu Xiaogang Zhu	Chief Financial Officer (Principal Accounting Officer)	November 1, 2007