Form 10QSB/A
period 2007-03-31
China Natural Gas, Inc.
filed 2007-11-02
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

EXPLANATORY STATEMENT

This Amendment No. 1 to Form 10-QSB, which amends the Company’s Form 10-QSB for the period ended March 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2007, is being filed to do the following:

(i)
Revise the disclosure in Footnote 1 to the Company’s Consolidated Financial Statements and in Item 2. Management’s Discussion and Analysis or Plan of Operations to clarify that Xian Xilan Natural Gas Co. Ltd. is a 100% Variable Interest Entity of the Company, which financial results are consolidated with those of the Company’s in accordance with Financial Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"); and

(ii)	Include additional risk factors arising out of the Variable Interest Entity relationship between the Company and Xian Xilan Natural Gas Co. Ltd.

CHINA NATURAL GAS, INC.
Index

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2007 (unaudited)	F-1
Consolidated Statements of Income and Other Comprehensive Income for the three months ended March 31, 2007 and 2006 (unaudited)	F-2
Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	F-3
Notes to Consolidated Financial Statements (unaudited)	F-4
Item 2. Management's Discussion and Analysis or Plan of Operations	1
Item 3. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 5. Other Information	16
Item 6. Exhibits	17

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

Basic and diluted are the same because there is not anti-diluted effect

The accompanying notes are an integral part of these consolidated financial statements

CHINA NATURAL GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,110,326	$410,580
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on disposal of property		—
Depreciation and amortization	352,685	163,738
(Increase) / decrease in assets:
Accounts receivable	(59,700)	(145,086)
Other receivable	(197,081)	(423,129)
Inventory	172,905	(1,478)
Advances	246,228	(107,933)
Prepaid expense	196,929	(218,281)
Contract in progress	—	(161,850)
Increase / (decrease) in current liabilities:
Accounts payable & accrued expense	21,770	254,029
Other payables	(912,068)	148,003
Unearned revenue	482	(56,020)
Net cash provided by operating activities	1,932,476	(137,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(192,232)	(1,121,178)
Additions to construction in progress	(377,901)	5,684
Net cash used in investing activities	(570,133)	(1,115,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	—	10,400,000
Payment of offering costs	—	(1,557,147)
Net cash provided by in financing activities	—	8,842,853

Effect of exchange rate changes on cash and cash equivalents	69,738	(2,916)

NET INCREASE IN CASH & CASH EQUIVALENTS	1,432,081	7,587,016

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	5,294,213	675,624

CASH & CASH EQUIVALENTS, END OF YEAR	$6,726,294	$8,262,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Organization and Line of Business

We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. On May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International, Inc. ("Coventure")

On December 6, 2005, we issued an aggregate of 4 million shares to all of the registered shareholders of Xian Xilan Natural Gas Co., Ltd. ("Xian Xilan Natural Gas"), and entered into exclusive arrangements with Xian Xilan Natural Gas and these shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. Concurrently, Coventure entered into an agreement with John Hromyk, its President and Chief Financial Officer, pursuant to which Mr. Hromyk returned 23,884,712 (post-split) shares of Coventure's common stock for cancellation. Upon completion of the foregoing transactions, Coventure had an aggregate of 20,204,088 (post-split) shares of common stock issued and outstanding. On December 19, 2005, we changed our name to China Natural Gas, Inc.
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

On February 21, 2006, we formed Xilan Natural Gas Equipment Ltd., (“Xilan Equipment”) as a wholly owned foreign enterprise (WOFE). We then, through Xilan Equipment, entered into exclusive arrangements with Xian Xilan Natural Gas and these shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, XNGE (incorporated in February 2006) and Shaanxi Jingbian Liquefied Natural Gas Co., Ltd (incorporated in October 2006) and its 100% VIE, Xian Xilan Natural Gas (incorporated in February 2006). All inter-company accounts and transactions have been eliminated in consolidation.

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

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received .

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
$1,252,482

Note 4 - Stockholders’ Equity

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,140,296	$3.60	$0
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, March 31, 2007	1,140,286	$3.60	$0

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006

Following is a summary of the status of warrants outstanding at March 31, 2007:

Outstanding Warrants		Average	Exercisable Warrants
Exercise Price	Number	Remaining Contractual Life	Average Exercise Price	Number
$3.60	1,140,286	1.78	$3.60	1,140,286

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

	Three Months Ended March 31,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic earnings per share

Net income	$2,110,326			$410,580

Weighed shares outstanding		24,210,183			23,422,553

			$0.09			$0.02

Diluted earnings per share

Net income	$2,110,326			$410,580

Weighed shares outstanding		24,210,183			23,422,553
Effect of dilutive securities
Warrants		—			263,012
		24,210,183			23,685,565

			$0.09			$0.02

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

Revenues . We generated approximately 73% of our revenues in the three months ended March 31, 2007 from the sale of natural gas and approximately 27% of our revenues from construction and installation fees charged to connect end-user customers to our natural gas distribution system. Sales of natural gas at the Company-owned filling stations accounted for approximately 67.6% of our total revenues in the three months ended March 31, 2007, or approximately $4,558,657, which was the largest contribution of our three business lines.

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

Cost of Revenues . Our cost of revenues consists of both the cost of natural gas and the cost of construction and installation. Cost of natural gas consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of connection includes certain construction costs related to connecting customers to our pipeline system that are generally expensed when incurred.

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

Gross profit . The Company earned a gross profit of $3,517,359 for the three months ended March 31, 2007, an increase of $2,572,657 or approximately 272%, compared to $944,702 for the three months ended March 31, 2006. The increase in gross profit is due to a material increase in gas sales and installation revenues in this quarter, partially offset by an increase in cost of sales.

Gross margin . Gross margin, as a percentage of revenues, decreased to approximately 52% for the three months ended March 31, 2007, from approximately 53% for the three months ended March 31, 2006. The decrease in gross margin is primarily attributable to the significant increase in revenues generated from our Company-owned filling stations. Construction of our filling stations requires a significant capital outlay, approximately $800,000 per station, and involves significant costs of operations, including value added taxation and employee expenses to operate the station. As a result, our margins on natural gas sold at filling stations are lower than our margins on natural gas sold to end users connected to our pipeline system. However, we believe that sales of CNG and LNG provide the best opportunity for future revenue and profit growth.

Operating expenses . The Company incurred operating expenses of $1,015,508 for the three months ended March 31, 2007, an increase of $551,072 or approximately 119%, compared to $464,436 for the three months ended March 31, 2006. Our operating expenses increased primarily as a result of expenses related to the construction and operation of three new filling stations in this quarter, as well as continuing expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased in the three months ended March 31, 2007 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations.

General and administrative expenses increased from $219,702 in the three months ended March 31, 2006 to $421,379 for the same period in 2007 due to an increase in personnel as a result of our growth.
The Company purchases all of the natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co. Ltd., and Jingcheng City Mingshi Coal Bed Methane Exploitage Ltd. The Company has long-term supply agreements with PetroChina Changqing Oilfield Company and Jingcheng City Mingshi Coal Bed Methane Exploitage Ltd. with no minimum purchase requirements. The price of natural gas is strictly controlled by the government and has remained stable over three years.

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

Net Income . Net income increased to $2,110,326 for the three months ended March 31, 2007, an increase of $1,699,746 or approximately 414% from $410,580 for the three months ended March 31, 2006. Increase in net income is attributed to our material increase in revenues, partially offset by a higher increase in cost of sales and operating expenses. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue. In 2007, the Company expects to add up to 30,000 pipeline customers and construct an additional 15 filling stations, which the Company estimates will increase sales of natural gas by 80 million cubic meters.

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

Our contractual arrangements with Xian Tianxing and its shareholders may not be as effective in providing control over these entities as direct ownership.

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

Cash Compensation . During fiscal 2007, Messrs. McManus and Garner will each receive a monthly retainer of $3,000 for serving as members of the Board of Directors and the chairperson of the Audit and Compensation committees, respectively.

Stock Options . In addition, the Company agreed to grant Messrs. McManus and Garner options exercisable for 20,000 shares of the Company’s common stock.

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

China Natural Gas, Inc.

November 1, 2007	By:	/s/ Qinan Ji
Qinan Ji
Chief Executive Officer (Principal Executive Officer)

November 1, 2007	By:	/s/ Xiaogang Zhu
Xiaogang Zhu
Chief Financial Officer Principal Financial and Accounting Officer)