Form 10QSB
period 2007-09-30
China Natural Gas, Inc.
filed 2007-11-14
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of Common Stock outstanding as of November 13, 2007: 29,200,304

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒
(Mark One)

China Natural Gas, Inc.

PART I. FINANCIAL INFORMATION Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(unaudited)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$20,677,432
Accounts receivable	329,686
Other receivable	438,349
Inventories	70,314
Advances	1,213,868
Prepaid expense and other current assets	118,041
Total current assets	22,847,690

PROPERTY AND EQUIPMENT, net	23,514,129
CONSTRUCTION IN PROGRESS	1,650,232
OTHER ASSETS	1,672,942

TOTAL ASSETS	$49,684,993

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expense	$622,482
Other payables	82,033
Unearned revenue	487,324
Taxes Payable	901,608
Total current liabilities	2,093,447

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued
Common stock, $0.0001 per share; 30,000,000 authorized shares;	–
29,145,839 shares issued and outstanding	2,915
Additional paid-in capital	32,046,884
Cumulative translation adjustment	2,160,330
Statutory reserve	1,477,671
Retained earnings	11,903,746
Total stockholders' equity	47,591,546

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,684,993

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Natural gas revenue	$7,442,109	$5,210,834	$19,243,968	$8,580,236
Installation and other	1,635,979	1,303,457	4,851,006	3,445,452

Total revenue	9,078,088	6,514,291	24,094,974	12,025,688

Cost of revenue
Natural gas cost	4,020,039	2,752,594	9,975,932	4,862,202
Installation and other	738,211	526,292	2,138,734	1,368,825

	4,758,250	3,278,886	12,114,666	6,231,027

Gross profit	4,319,838	3,235,405	11,980,308	5,794,661

Operating expenses
Selling expenses	939,496	366,616	2,216,048	923,960
General and administrative expenses	1,028,104	270,031	1,710,459	693,141

Total operating expenses	1,967,600	636,647	3,926,507	1,617,101

Income from operations	2,352,238	2,598,758	8,053,801	4,177,560

Non-operating income (expense):
Interest income	24,429	2,485	41,570	7,262
Other income (expense)	30,458	(4,231)	39,504	(10,182)
Total non-operating income (expense)	54,887	(1,746)	81,074	(2,920)

Income before income tax	2,407,125	2,597,012	8,134,875	4,174,640

Provision for income tax	445,463	393,226	1,317,878	633,005

Net income	1,961,662	2,203,786	6,816,997	3,541,635

Other comprehensive income
Foreign currency translation gain	584,166	258,640	1,320,878	291,857
Comprehensive Income	$2,545,828	$2,462,426	$8,137,875	$3,833,492

Weighted average shares outstanding
Basic	27,122,196	23,931,197	25,191,521	23,759,285
Diluted	27,286,286	23,931,197	25,223,465	23,759,285

Earnings per share
Basic	$0.07	$0.09	$0.27	$0.15
Diluted	$0.07	$0.09	$0.27	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 2007 AND 2006 (unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,816,997	$3,541,635
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,146,247	497,072
Exchange Gain	-	(457,976)
(Increase) / decrease in assets:
Accounts receivable	257,002	(306,677)
Other receivable	400,049	(1,258,975)
Inventory	222,112	(248,642)
Advances	(31,464)	(3,068,491)
Prepaid expense	195,740	(147,525)
Contract in progress	-	(413,237)
Other assets	(135,885)	-
Increase / (decrease) in current liabilities:
Accounts payable & accrued expense	195,660	183,632
Other payables	(204,215)	549,701
Unearned revenue	187,825	206,537
Taxes payable	(1,019,262)	-
Net cash provided by (used in) operating activities	8,030,806	(922,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on purchase of property and equipment	(5,871,571)	(4,170,589)
Additions to construction in progress	-	(498,676)
Payment for land use rights	(967,150)	-
Net cash used in investing activities	(6,838,721)	(4,669,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	15,000,000	10,400,000
Proceeds from exercise of warrants	-	1,050,001
Payment of offering costs	(1,176,533)	(1,557,147)
Net cash provided by financing activities	13,823,467	9,892,854

Effect of exchange rate changes on cash and cash equivalents	367,667	55,724

NET INCREASE IN CASH & CASH EQUIVALENTS	15,383,219	4,356,367

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,294,213	675,624

CASH & CASH EQUIVALENTS, END OF PERIOD	$20,677,432	$5,031,991

The accompanying notes are an integral part of these consolidated financial statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by China Natural Gas, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB/A. The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Organization and Line of Business

China Natural Gas, Inc. (formerly Coverture International Inc.) was incorporated in the state of Delaware on March 31, 1999 as Bullet Environmental Systems, Inc. and on May 25, 2000, the Company changed its name to Liquidpure Corp. On February 14, 2002 the Company changed its name to Coventure International, Inc.

Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) was incorporated on January 8, 2000 in Xi’an city in the Shaanxi province, China. The core business of XXNGC is distribution of natural gas to commercial, industrial and residential customers, construction of pipeline networks, and installation of natural gas fittings and parts for end-users. XXNGC has an exclusive permit to provide gas utility service in Lintong and Baqiao District of Xi’an city, China.

On December 6, 2005, XXNGC entered into and closed a share purchase agreement with Coventure International Inc. (“Coventure”), a public shell in the United States of America. Pursuant to the purchase agreement, Coventure acquired all of the issued and outstanding capital stock of XXNGC in exchange for 16,000,000 (post-split) shares of Conventure’s common stock.

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

As a result of the merger, XXNGC’s stockholders own approximately 80% of the combined company and the directors and executive officers of XXNGC became the directors and executive officers of Coventure. Accordingly, the transaction has been accounted for as a reverse acquisition of Coventure by XXNGC resulting in a recapitalization of XXNGC rather than as a business combination. XXNGC is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book value and the results of operations of XXNGC have been presented for the comparative prior period. The historical cost of the net liabilities of Coventure that were acquired was $3,378. In addition, Conventure changed its name to China Natural Gas, Inc. (hereafter referred to as the “Company”) and the stockholders approved a stock dividend of three shares for each share held, which has been accounted for as a four for one forward stock split.

However, this merger acquisition was not able to be approved under the certain laws of the People’s Republic of China (“PRC”). PRC law currently has limits on foreign ownership of companies in certain industries. To comply with these foreign ownership restrictions, the Company established its wholly owned subsidiary, Xilan Natural Gas Equipment Ltd., (XNGE) a limited liability company organized under the PRC law on February 21, 2006. The Company through XNGE entered into exclusive arrangements with XXNGC. Through these arrangements, the Company has the ability to substantially influence XXNGC’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. These arrangements were formalized on August 17, 2007, and made retroactive to March 8, 2006. As a result, XXNGC became a variable interest entity effective on March 8, 2006

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Organization and Basis of Presentation (continued)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, Shaanxi Natural Gas Equipment Co., Ltd (incorporated in February 2006) and its 100% variable interest entities (“VIE”), Xi’an Xilan Natural Gas Co. Ltd., Shaanxi Jingbian Liquefied Natural Gas Co., Ltd (incorporated in October 2006), and Xian Xilan Auto Bodyshop (incorporated in May, 2007). All inter-company accounts and transactions have been eliminated in the consolidation.

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

On August 17, 2007 and made retroactive to March 8, 2006, the Company through Xilan Equipment entered into exclusive arrangements with Xian Xilan Natural Gas. These arrangements obligate the Company to absorb a majority of the risk of loss from Xian Xilan Natural Gas’s activities and enable the Company to receive a majority of Xian Xilan Natural Gas’s expected residual returns. As a result, the Company accounts for Xian Xilan Natural Gas as a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” The arrangements consist of the following agreements:

a.	Xian Xilan Natural Gas holds the licenses and approvals necessary to operate its natural gas business in China.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Organization and Basis of Presentation (continued)

b.
Xilan Equipment provides exclusive technology consulting and other general business operation services to Xian Xilan Natural Gas in return for a consulting services fee which is equal to Xian Xilan Natural Gas’s revenue.

c.	Xian Xilan Natural Gas’s shareholders have pledged their equity interests in Xian Xilan Natural Gas to the Company.

d.
Irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Xian Xilan Natural Gas and agreed to entrust all the rights to exercise their voting power to the person appointed by the Company.

Foreign Currency Translation

As of September 30, 2007 and 2006, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB. Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Translation adjustments resulting from this process amounted to $2,160,330 and $839,452 as of September 30, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at September 30, 2007 were translated 7.50 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement and statement of cash flows accounts for the nine months ended September 30, 2007 and 2006 were 7.65 RMB and 8.01 RMB to $1.00 USD, and for the three months ended September 30, 2007 and 2006 were RMB 7.55 and RMB 7.98 to $1.00 USD, respectively.

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks maintained with state owned with the PRC and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2007, the Company had deposits in excess of federally insured limits total of $20,508,709. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company allowance for uncollectible accounts is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company’s management determined that all receivables are good and there is no need for a bad debt reserve as of September 30, 2007.

Other Receivables

As needed for normal business purpose, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions to be performed in timely manner. The Company has full oversight and control over the advanced accounts. Therefore, the allowance for the uncollectible accounts is nil.

Inventories

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the construction of pipelines and natural gas.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Advances

The Company advances to vendors for purchasing of materials. The advances are interest free and unsecured.

Prepaid expense

The Company’s prepaid expenses are prepaid land use rights for its natural gas filling stations located in the PRC. Generally, the Company is required to pay one year lease in advance. The Company is using straight-line method to amortize prepaid lease monthly. See Note 10 for further disclosure.

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings	30 years

At September 30, 2007, the following are the details of the property and equipment:

Office equipment	$115,595
Operating equipment	17,558,497
Vehicles	1,256,259
Buildings	7,700,422
26,630,773
Less accumulated depreciation	(3,116,644)
$23,514,129

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $1,146,247 and $495,967, respectively. For the three months ended September 30, 2007 and 2006, depreciation expense amounted to $419,991 and $183,560, respectively.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007, there were no significant impairments of its long-lived assets.

Construction In Progress

Construction in progress consists of the cost of constructing property and equipment for the Company’s use. The major cost of construction in progress relates to material, labor and overhead.

Contracts In Progress

Contracts in progress consist of the cost of installing pipelines for customers. The major cost of construction relates to material, labor and overhead. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The installation contracts are usually completed within one to two months time. As of September 30, 2007, the Company has no contracts in progress.

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Derivative Accounting

The Company entered into a short term foreign currency forward contract in September 2007. The Company elects not to apply the hedge accounting, therefore, any gain or loss related to this forward contract is recognized in earnings in the period of change. For the nine months ended September 30, 2007, no gain or loss was incurred.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. Revenue from repairing and modifying vehicles is recorded when service are rendered to and accepted by the customers.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2007 and 2006 were $22,702 and $8,183, respectively. For the three months ended September 30, 2007 and 2006, advertising costs amounted to $13,908 and $2,761, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No.123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the nine months ended September 30, 2007 and 2006. As of September 30, 2007, there were no options outstanding.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2007, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%. The Company’s variable interest entity XXNGC is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, except for income from Xian Xilan Auto Bodyshop, which subjects to 33% PRC income tax rate, the Company’s income is subject to a reduced tax rate of 15%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Nine Months
	Ended September 30,
	2007	2006
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(18%)	(19%)
	16%	15%

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

The estimated tax savings for the nine months and three months ended September 30, 2007 amounted to approximately $1,448,000 and $372,960, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share for the nine months ended September 30, 2007 from $0.27 to $0.21, and for the three months ended September 30, 2007 from $0.07 to $0.06, respectively.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. Since the detailed guidelines of the new tax law is not publicized yet, the Company has not determined what the new tax rate will be applicable to the Company’s subsidiary and variable interest entities in the natural gas industry.

Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s variable interest entity XXNGC’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 13% of the gross sales price. This VAT may be offset by VAT paid by the XXNGC on raw materials and other materials included in the cost of producing their finished product. XXNGC recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

All revenues from Xian Xilan Auto BodyShop subject to a Chinese value-added tax at a rate of 6%. This VAT cannot offset with VAT paid for materials included in the cost of revenues.

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. At September 30, 2007, the Company had outstanding 1,199,245 warrants. For the three months and nine months ended September 30, 2007 164,090 and 31,944 warrants, respectively were factored into the diluted earning per share calculation.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period’s presentation. This reclassification had no material effect on operations or cash flows.

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (continued)

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

Note 3 - Other Assets

Other assets at September 30, 2007 consisted of the following,

Prepayment for acquiring land use right	$967,150
Advance on purchasing equipment/construction in progress	552,943
Refundable security deposit	106,720
Others	46,129
Total	$1,672,942

All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a land use right to use the land. As of September 30, 2007, the Company prepaid $967,150 to the PRC local government to purchase land use right. The Company is in the process of negotiating the final purchase price with the local government and the land use rights has not been granted to the Company. Therefore, the Company did not amortize the prepaid land use right.

Advances on the purchase of equipment/construction in progress are monies deposited or advanced to outside vendors/subcontractors for the purchase of operating equipment or for services to be provided for constructions in progress.

The Company paid $106,720 to one of its largest vendor as a security deposit and this amount will be returned to the Company if they terminate the business relationship.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 4 - Stockholders’ Equity

On August 2, 2007, the Company entered into a Securities Purchase Agreement with investors to sell 4,615,385 shares of the Company’s common stock and attached warrants to purchase up to 692,308 shares of Common stock (“Investor warrants”) for $3.25 per share (or an aggregate purchase price of $15,000,000) and for total net proceeds of $13,823,467. Warrants are exercisable for a period of five years with exercise price of $7.79 per share.

In connection with the above-mentioned offering, the Company entered into a finance representation agreement (‘Agreement”) with a placement agent (“Agent”). Pursuant to the agreement, the Company agreed to pay the Agent $10,000 and issued a warrant (“Placement Agent Warrants”) to acquire 75,000 shares of the Company’s common stock. In addition, the Company paid $1,050,000 fee (7% of the gross proceeds).

Warrants associated with the above-mentioned issuance of common stock were actually issued in October 2007 upon the effective filling of its certificate of Amendment of Articles of Incorporation to increase the authorized number of common stock from 30,000,000 to 45,000,000.

Both Investor Warrants and Placement Agent Warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,140,558	$3.60	$0
Granted	767,308	$7.79	-
Forfeited	-	-	-
Exercised	(708,621)	$3.60	-
Outstanding, September 30, 2007	1,199,245	$6.28	$1,425,392

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 4 - Stockholders’ Equity (continued)

Following is a summary of the status of warrants outstanding at September 30, 2007:

Outstanding warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$3.60	431,937	1.28	$3.60	431,937
$7.79	767,308	5.00	$7.79	767,308
	1,199,245	4.38	$6.28	1,199,245

Note 5 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $88,024 and $34,919 for the nine months, and was $41,063 and $11,867 for the three months ended September 30, 2007 and 2006, respectively.

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

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund,” which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company has appropriated $726,785 and $538,054 to the reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2007 and 2006, respectively.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 7 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $1,955,424 and $154,830 for the nine months ended September 30 2007 and 2006 and for the three months ended September 30, 2007 and 2006 amounted to $477,789 and $25,694, respectively.

Note 8 - Earnings Per Share

Earnings (loss) per share for the nine months ended September 30, 2007 and 2006 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Basic earning per share

Net income	$1,961,662	$2,203,786

Weighted shares outstanding-Basic	27,122,196	23,931,197

Earnings per share-Basic	$0.07	$0.09

Diluted earning per share
Net income	$1,961,662	$2,203,786

Weighted shares outstanding-Basic	27,122,196	23,931,197
Effect of diluted securities-Warrants	164,090	-
Weighted shares outstanding-Diluted	27,286,286	23,931,197

Earnings per share -Diluted	$0.07	$0.09

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 8 - Earnings Per Share (continued)

	Nine Months Ended September 30,
	2007	2006
Basic earning per share

Net income	$6,816,997	$3,541,635

Weighted shares outstanding-Basic	25,191,521	23,759,285

Earnings per share-Basic	$0.27	$0.15

Diluted earning per share

Net income	$6,816,997	$3,541,635

Weighted shares outstanding-Basic	25,191,521	23,759,285
Effect of diluted securities-Warrants	31,944	-
Weighted shares outstanding-Diluted	25,223,465	23,759,285

Earnings per share -Diluted	$0.27	$0.15

Note 9 - Current Vulnerability Due to Certain Concentrations

For the nine months ended September 30, 2007 and 2006, the Company purchased all of the natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. No amount was owed to these vendors at September 30, 2007. Except for Shaanxi Natural Gas Co Ltd, the other two vendors have long-term agreements with the Company without minimum purchase requirements. The Company has had annual agreements with Shaanxi Natural Gas Co Ltd to purchase certain amount of natural gas. For the year ended December 31, 2007, the minimum purchase was 12.93 million cubic meters. Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the nine months ended September 30, 2007, two suppliers account for 16.7% and 8.7% of the total equipment purchased by the Company, and for the nine months ended September 30, 2006, two suppliers account for 42.2% and 17.0% of the total equipment purchased by the Company. Payables to those two suppliers accounted for 2.6 % of the total Payables at September 30, 2007.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Note 9 - Current Vulnerability Due to Certain Concentrations (continued)

Four customers accounted for 35%, 21%, 12% and 12% of the Company’s installation revenue for the nine months ended September 30, 2007 and one customer accounted for 36.1% of the Company’s construction revenue for the nine months ended September 30, 2006. Receivables from one customer accounted for 29.8% of the total account receivables at September 30, 2007.

The Company's operations are carried out in the People’s Republic of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People’s Republic of China, by the general state of the People’s Republic of China’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 10 - Commitments and Contingencies

The Company entered into series of long term lease agreements with outside parties to lease land use right to the self-built Natural Gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayment for most lease agreements. The minimum future payments for leasing land use rights is as follows,

Three months ended December 31, 2007	$0
Year ended December 31, 2008	129,440
Year ended December 31, 2009	107,307
Year ended December 31, 2010	129,440
Year ended December 31, 2011	107,307
Thereafter	1,272,506
Total	$1,746,000

For the nine months ended September 30, 2007 and 2006, the land use right lease expenses were $142,579 and $44,376, respectively, and the land use right lease expense amounted to $75,044 and $16,827 for the three months ended September 30, 2007 and 2006, respectively.

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

OVERVIEW

China Natural Gas, Inc. (formerly Coverture International Inc.) was incorporated in the state of Delaware on March 31, 1999 as Bullet Environmental Systems, Inc. and on May 25, 2000, the Company changed its name to Liquidpure Corp. On February 14, 2002 the Company changed its name to Coventure International, Inc.

Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) was incorporated on January 8, 2000 in Xi’an city in the Shaanxi province, China. The core business of XXNGC is distribution of natural gas to commercial, industrial and residential customers, construction of pipeline networks, and installation of natural gas fittings and parts for end-users. XXNGC has an exclusive permit to provide gas utility service in Lintong and Baqiao District of Xi’an city, China.,

On December 6, 2005, XXNGC entered into and closed a share purchase agreement with Coventure International Inc. (“Coventure”), a public shell in the United States of America. Pursuant to the purchase agreement, Coventure acquired all of the issued and outstanding capital stock of XXNGC in exchange for 16,000,000 (post-split) shares of Conventure’s common stock.

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

As a result of the merger, XXNGC’s stockholders own approximately 80% of the combined company and the directors and executive officers of XXNGC became the directors and executive officers of Coventure. Accordingly, the transaction has been accounted for as a reverse acquisition of Coventure by XXNGC resulting in a recapitalization of XXNGC rather than as a business combination. XXNGC is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book value and the results of operations of XXNGC have been presented for the comparative prior period. The historical cost of the net liabilities of Coventure that were acquired was $3,378. In addition, Conventure changed its name to China Natural Gas, Inc. (hereafter referred to as the “Company”) and the stockholders approved a stock dividend of three shares for each share held, which has been accounted for as a four for one forward stock split.

However, this merger acquisition was not able to be approved under the certain laws of the People’s Republic of China (“PRC”). PRC law currently has limits on foreign ownership of companies in certain industries. To comply with these foreign ownership restrictions, the Company established its wholly owned subsidiary, Xilan Natural Gas Equipment Ltd., (XNGE) a limited liability company organized under the PRC law on February 21, 2006. The Company through XNGE entered into exclusive arrangements with XXNGC. Through these arrangements, the Company has the ability to substantially influence XXNGC’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. These arrangements were formalized on August 17, 2007, and made retroactive to March 8, 2006. As a result, XXNGC became a variable interest entity effective on March 8, 2006

We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xian area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The Peoples' Republic of China ("China" or the "PRC"). Shaanxi Province is located in central China and has a population of approximately 36 million in an area of over 200,000 square kilometers (about 77,225 square miles). Xian, the capital of Shaanxi Province, is located in the southern part of Shaanxi Province and has a population of approximately 8 million people, with about 5 million people living within the urban area.

We operate three primary business lines:

•
Distribution and sale of compressed natural gas (CNG) through Company-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles (20 stations in service as of September 30, 2007 and three additional stations are expected to be completed by the end of fourth quarter of 2007);

•	Distribution and sale of CNG to third party-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles; and

•
Distribution and sale of natural gas to residential, commercial and industrial customers through Company-owned pipelines. As of September 30, 2007, the Company distributed and sold natural gas to approximately 83,979 pipeline customers.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. The natural gas that we buy is available in two forms: (i) piped natural gas; and (ii) CNG.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Three Months Ended September 30, 2007 and 2006:

The following table presents certain consolidated statement of operations information. Financial information is presented for the three months ended September 30, 2007 and 2006.

	September 30, 2007	September 30, 2006
Revenues	$9,078,088	$6,514,291
Cost of Revenues	4,758,250	3,278,886
Operating Expenses	1,967,600	636,647
Income from Operations	2,352,238	2,598,758
Net Income	$1,961,662	$2,203,786

Revenues: We generated approximately 82% of our revenues in the three months ended September 30, 2007 from the sale of natural gas and approximately 18% of our revenues from installation fees charged to connect end-user customers to our natural gas distribution system. Sales of natural gas at the Company-owned filling stations accounted for approximately 79.4% of our total revenues in the three months ended September 30, 2007, or approximately $7,211,085, which was the largest contribution of our three business lines.

Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 15.4% of our total revenues in the three months ended September 30, 2007, or approximately $1,393,207, including both natural gas sales and installation fees. Sales of natural gas to third party owned filling stations accounted for approximately 0.28% of our total revenues in the three months ended September 30, 2007, or approximately $25,168. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue in 2007.

As of September 30, 2007, the Company had approximately 83,979 pipeline customers, an increase of approximately 16,074 customers over the same period in 2006, and had constructed 20 filling stations, an increase of 9 stations over the same period in 2006. In the fourth quarter of 2007, the Company expects to add up to 10,000 pipeline customers and 3 additional filling stations, which the Company estimates will increase sales of natural gas by 4.1 million cubic meters.

We had total revenues of $9,078,088 for the three months ended September 30, 2007, an increase of $2,563,797 or 39.4%, compared to $6,514,291 for the three months ended September 30, 2006. The increase in revenues was due primarily to contributions from Company owned CNG filling stations completed after the second quarter of 2006 as well as an increase in the number of residential, commercial and industrial pipeline customers from approximately 67,905 in the three months ended September 30, 2006 to approximately 83,979 in the three months ended September 30, 2007.

New pipeline customers pay approximately 60% of the installation costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During the three months ended September 30, 2007, our installation revenues increased approximately 25.5% over the same period in 2006 and our sales of natural gas increased approximately 42.8% over the previous year. Four customers accounted for approximately 93.7 % of the Company's installation revenue for the three months ended September 30, 2007.

Cost of Revenues: Our cost of revenues consists of both the cost of natural gas and the cost of installation. Cost of natural gas consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of connection includes certain installation costs related to connecting customers to our pipeline system that are generally expensed when incurred.

Cost of revenues in the three months ended September 30, 2007 was $4,758,250, an increase of $1,479,364 or approximately 45% over the same period in 2006. Cost of natural gas increased by approximately 46% to $4,020,039 in the three months ended September 30, 2007, as compared with $2,752,594 for the same period in 2006. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. In addition, our installation costs increased in the three months ended September 30, 2007 by approximately 40% to $738,211, as compared with $526,292 in the same period in 2006 as a result of the addition of new pipeline customers. The price that we paid for gas in the three months ended September 30, 2007 remained relatively constant compared to 2006.

Gross profit: The Company earned a gross profit of $4,319,838 for the three months ended September 30, 2007, an increase of $1,084,433 or approximately 33.5%, compared to $3,235,405 for the three months ended September 30, 2006. The increase in gross profit is due to a material increase in gas sales and installation revenues in this quarter, partially offset by an increase in cost of sales.

Gross margin: Gross margin, as a percentage of revenues, decreased to approximately 48% for the three months ended September 30, 2007, from approximately 50% for the three months ended September 30, 2006. The decrease in gross margin is primarily due to a decreased portion of the total gross margin represented by CNG filing stations as compared to the same period in 2006.

Operating expenses: The Company incurred operating expenses of $1,967,600 for the three months ended September 30, 2007, an increase of $1,330,953 or approximately 209%, compared to $636,647 for the three months ended September 30, 2006. Our operating expenses increased primarily as a result of expenses related to the operation of three new filling stations in this quarter, initial cost of liquefied natural gas (“LNG”) project, consulting cost in relation to fund raising, as well as continuing expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased in the three months ended September 30, 2007 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations by hiring more sales persons, purchasing more tankers and using more utilities.

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

For the three months ended September 30, 2007, two suppliers accounted for 28.4% of the total equipment we purchased for installation activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these two vendors would not have a material adverse effect on our operations.

Income tax was $445,463 for the three months ended September 30, 2007, as compared to $393,226 for the three months ended September 30, 2006. The increase in income tax was attributed to the growth of installation fees and the sale of natural gas.

Net Income: Net income decreased to $1,961,662 for the three months ended September 30, 2007, a decrease of $242,124 or approximately 11% from $2,203,786 for the three months ended September 30, 2006. Decrease in net income is attributed to increased operating expenses. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue. In the fourth quarter of 2007, the Company expects to add up to 10,000 pipeline customers and add additional 3 filling stations, which the Company estimates will increase sales of natural gas by 4.1 million cubic meters.

Comparing nine months ended September 30, 2007 and 2006:

The following table presents certain consolidated statement of operations information. Financial information is presented for the nine months ended September 30, 2007 and 2006.

	September 30, 2007	September 30, 2006
Revenues	$24,094,974	$12,025,688
Cost of Revenues	12,114,666	6,231,027
Operating Expenses	3,926,507	1,617,101
Income from Operations	8,053,801	4,177,560
Net Income	$6,816,997	$3,541,635

Revenues: We generated approximately 80% of our revenues in the nine months ended September 30, 2007 from the sale of natural gas and approximately 20% of our revenues from installation fees charged to connect end-user customers to our natural gas distribution system. Sales of natural gas at the Company-owned filling stations accounted for approximately 75.6% of our total revenues in the nine months ended September 30, 2007, or approximately $18,358,743, which was the largest contribution of our three business lines.

Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 22.3% of our total revenues in the nine months ended September 30, 2007, or approximately $5,411,225, including both natural gas sales and installation fees. Sales of natural gas to third party-owned filling stations accounted for approximately 0.32% of our total revenues in the nine months ended September 30, 2007, or approximately $78,580. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue in 2007.

As of September 30, 2007, the Company had approximately 83,979 pipeline customers, an increase of approximately 16,074 customers over the same period in 2006, and had constructed 20 filling stations, an increase of 9 stations over the same period in 2006. In the fourth quarter of 2007, the Company expects to add up to 10,000 pipeline customers and add additional 3 filling stations, which the Company estimates will increase sales of natural gas by 4.1 million cubic meters.

We had total revenues of $24,094,974 for the nine months ended September 30, 2007, an increase of $12,069,286 or approximately 100%, compared to $12,025,688 for the nine months ended September 30, 2006. The increase in revenues was due primarily to contributions from Company owned CNG filling stations completed after the second quarter of 2006 as well as an increase in the number of residential, commercial and industrial pipeline customers from approximately 67,905 in the nine months ended September 30, 2006 to approximately 83,979 in the nine months ended September 30, 2007.

New pipeline customers pay approximately 60% of the construction costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During the nine months ended September 30, 2007, our installation revenues increased approximately 41% over the same period in 2006 and our sales of natural gas increased approximately 124% over the previous year. Four customers accounted for approximately 80.3% of the Company's installation revenue for the nine months ended September 30, 2007.

Cost of Revenues: Our cost of revenues consists of both the cost of natural gas and the cost of installation. Cost of natural gas consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of connection includes certain installation costs related to connecting customers to our pipeline system that are generally expensed when incurred.

Cost of revenues in the nine months ended September 30, 2007 was $12,114,666, an increase of $5,883,639 or approximately 94% over the same period in 2006. Cost of natural gas increased by approximately 105% to $9,975,932 in the nine months ended September 30, 2007, as compared with $4,862,202 for the same period in 2006. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. In addition, our installation costs increased in the nine months ended September 30, 2007 by approximately 56% to $2,138,734, as compared with $1,368,825 in the same period in 2006 as a result of the addition of new pipeline customers. The price that we paid for gas in the nine months ended September 30, 2007 remained relatively constant compared to 2006.

Gross profit: The Company earned a gross profit of $11,980,308 for the nine months ended September 30, 2007, an increase of $6,185,647 or approximately 107%, compared to $5,794,661 for the nine months ended September 30, 2006. The increase in gross profit is due to a material increase in gas sales and installation revenues in this quarter, partially offset by an increase in cost of sales.

Gross margin: Gross margin, as a percentage of revenues, increased to approximately 50% for the nine months ended September 30, 2007, from approximately 48% for the nine months ended September 30, 2006. The increase in gross margin is primarily due to increased portion of the total gross margin represented by CNG filing stations as compared to the same period in 2006.

Operating expenses: The Company incurred operating expenses of $3,926,507 for the nine months ended September 30, 2007, an increase of $2,309,406 or approximately 143%, compared to $1,617,101 for the nine months ended September 30, 2006. Our operating expenses increased primarily as a result of expenses related to the operation of 13 new filling stations in this quarter, as well as continuing expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased in the nine months ended September 30, 2007 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations.

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

For the nine months ended September 30, 2007, two suppliers accounted for 16.7% and 8.7% of the total equipment we purchased for installation activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these two vendors would not have a material adverse effect on our operations.

Income tax was $1,317,878 for the nine months ended September 30, 2007, as compared to $633,005 for the nine months ended September 30, 2006. The increase in income tax was attributed to the growth of installation fees and the sale of natural gas.

Net Income: Net income increased to $6,816,997 for the nine months ended September 30, 2007, an increase of $3,275,362 or approximately 93% from $3,541,635 for the nine months ended September 30, 2006. Increase in net income is attributed to our material increase in revenues, partially offset by a higher increase in cost of sales and operating expenses. The Company expects installation revenues to increase on both an actual basis and as a percentage of revenue. In the third quarter of 2007, the Company expects to add up to 10,000 pipeline customers and add additional 3 filling stations, which the Company estimates will increase sales of natural gas by 4.1 million cubic meters.

Liquidity and Capital Resources

As of September 30, 2007, the Company had $20,677,432 of cash and cash equivalents on hand compared to $5,031,991 of cash and cash equivalents as of September 30, 2006.

Cash flows provided by operating activities was $8,030,806 for the nine months ended September 30, 2007 compared to net cash used in operations of $922,946 in the corresponding period last year. The primary reason for the change is attributed to the increase in net income of 6,816,997.

Cash outflows for investing activities increased from $4,669,265 in the nine months ended September 30, 2006 to $6,838,721 for the same period in 2007 primarily because the Company purchased more equipment in 2007 in anticipation of its business growth.

Cash inflows for financing activities increased from $9,892,854 in the nine months ended September 30, 2006 to $13,823,467 for the same period in 2007 primarily because the Company issued 4,615,385 shares of stock for $15,000,000 and paid $1,176,533 in offering costs.

The Company expects to add 3 additional CNG filling stations by the end of fourth quarter of 2007. The Company expects to invest between $2.5 million and $3.0 million in new stations, and the funds for these investing activities will primarily come from the Company's operating and financing cash flows.

On August 2, 2007, the Company entered into a Securities Purchase Agreement with investors to sell 4,615,385 shares of the Company’s common stock and attached warrants to purchase up to 692,308 shares of Common stock for $3.25 per share (or an aggregate purchase price of $15,000,000) and for total net proceeds of $13,823,467. Warrants are exercisable for a period of five years with exercise price of $7.79 per share. In connection with the above-mentioned offering, the Company entered into a finance representation agreement with a placement agent. Pursuant to the agreement, the Company agreed to pay the agent $10,000 and issued a warrant to acquire 75,000 shares of the Company’s common stock. In addition, the Company paid $1,050,000 fee (7% of the gross proceeds).

The Company expects to require financing of $40 million to $80 million in order to complete its proposed LNG Project whose estimated construction period is two years. After completion, the company expects to reach other populous cities and provinces far away from Shaanxi and Henan provinces by LNG vehicles.

Based on past performance and current expectations, we believe our existing cash combined with cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures (other than the LNG Project and acquisition of other filling stations) and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company's revenues and expenses were denominated primarily in RMB, the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the USD will remain stable. Inflation has not had a material impact on the Company's business.

OFF-BALANCE SHEET ARRANGEMENTS

We entered in to a foreign currency forward contract in September 2007 and please refer to footnote under “Derivative Accounting” for more details. We also entered into series of long term lease agreements with outside parties to lease land use right to the self-built natural gas filling stations located in the PRC, and please refer to footnote 10 to the financial statements for details. We have purchase agreements with several natural gas suppliers and please see footnote 9 for more explanations. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Areas that require estimates and assumptions include valuation of accounts receivable and determination of useful lives of property and equipment.

Long-Lived Assets

We periodically assess potential impairments to our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires, among other things, that an entity perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Factors considered by us include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair market value of the asset, based on the fair market value if available, or discounted cash flows. To date, there has been no impairment of long-lived assets.

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time. Revenue from repairing and modifying vehicles is recorded when service are rendered to and accepted by the customers.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. We record such prepayment as unearned revenue when the payments are received.

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

If in the future, we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to continue the development, commercialization and marketing of our business. We must raise $40 million in order complete the Liquefied Natural Gas (“LNG”) Project.

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

The value of the RMB fluctuates and is subject to changes in the People's Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of September 30, 2007, the exchange rate between the RMB and the United States dollar was 7.50 RMB to every one USD.

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

The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If our stock trades below $5.00 per share consistently, our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that were not reported on a Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed on November 2, 2007)

10.1
Securities Purchase Agreement dated as of August 2, 2007 by and between the Company and the Investors named therein and form of Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 8, 2007)

10.2
Registration Rights Agreement dated as of August 2, 2007 by and between the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 8, 2007)

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

China Natural Gas, Inc.

November 14, 2007	By:	/s/ Qinan Ji
Qinan Ji Chief Executive Officer (Principal Executive Officer)

November 14, 2007	By:	/s/ Xiaogang Zhu
Xiaogang Zhu Chief Financial Officer (Principal Financial and Accounting Officer)