Form 10-K
period 2007-12-31
China Natural Gas, Inc.
filed 2008-03-31
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 000-31539

CHINA NATURAL GAS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	98-0231607
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

19th Floor, Building B, Van Metropolis
Tang Yan Road, Hi-Tech Zone
Xi’an, 710065, Shaanxi Province, China
(Address of principal executive office)

Registrant’s telephone number, including area code: 86-29-88323325

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 18, 2008, was approximately $119,833,846. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 13, 2008, there were 29,200,304 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

On December 6, 2005, we issued an aggregate of 4 million shares to all of the registered shareholders of Xi’an Xilan Natural Gas Co., Ltd., and entered into exclusive arrangements with Xi’an Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. On December 19, 2005, we changed our name to China Natural Gas, Inc.

On February 21, 2006, we formed Xilan Natural Gas Equipment Ltd., ("Xilan Equipment") as a wholly owned foreign enterprise (WOFE). We then, through Xilan Equipment, entered into exclusive arrangements with Xi’an Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of Xi’an Xilan Natural Gas as variable interest entity pursuant to FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities."

We distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the Lintong and Baqiao Districts, of Shaanxi province of The Peoples' Republic of China ("China" or the "PRC") through a network of approximately 120 km of high pressure pipelines.  We also distribute and sell CNG as vehicular fuel through a network of CNG filling stations in Shaanxi and Henan Provinces.  As of December 31, 2007, we owned and operated 16 CNG filling stations in Shaanxi Province and 8 CNG filling stations in Henan Province.

We operate three primary business lines:

•	Distribution and sale of compressed natural gas (CNG) through Company-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles (24 stations as of December 31, 2007);

•
Distribution and sale of piped natural gas to residential, commercial and industrial customers through Company-owned pipelines. The Company distributes and sells natural gas to approximately 84,500 homes and businesses; and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our Auto Conversion Division.

We also generate additional revenues from the installation of connections to our piped natural gas distribution system for end users.

We buy all of the natural gas that we sell and distribute to our customers from government owned enterprises. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. The natural gas that we buy is available in two forms: (i) piped natural gas; and (ii) CNG.

Our Products, Services and Customers

Our Pipeline Distribution System

We own and operate a network of approximately 120 km of high pressure pipeline in the Xi’an area. The network connects to a high pressure pipeline network of the government operated Shaanxi Natural Gas Company, which supplies natural gas directly from a gas field in the northern region of the province. Our high pressure pipeline then feed into city-gate "let-down" stations at Hongqing and Lantian County, where the pressure is reduced and natural gas is transported through a network of low-pressure distribution pipes to supply our residential, commercial and industrial customers in Lantian County and the Lintong and Baqiao Districts. The spur also feeds our compressor station at Hongqing where CNG is collected by tankers to supply CNG filling stations.

Each of our pipeline customers is physically connected to our pipeline network through Company installed and maintained connection equipment and natural gas usage monitoring systems, from which we generate additional revenues.

We believe that we are currently the sole authorized provider of natural gas to residential customers in our service area and the only privately owned company in the Shaanxi province to own and operate this type of high pressure pipeline.

CNG Filling Stations

As of December 31, 2007, we own and operate 16 CNG natural gas filling stations in the Xi’an metropolitan area and 8 natural gas filling stations in Henan province. Through these company-owned filling stations, CNG is sold to taxis, buses and private cars that operate on CNG technology. Currently, we purchase natural gas for 1.22 RMB/cubic meter and sell each cubic meter for 2.35 RMB net of value added taxes.

We continue expanding our CNG filling station base by constructing new stations as well as acquiring existing stations. We can construct a CNG filling station in approximately 60 days for a cost of approximately US$900,000. We are evaluating additional sites for CNG filling stations in Xi’an and in other regions such as Henan province.

In July 2005, we purchased a Compressor Station located in Hongqing, near our pipeline. A compressor station compresses natural gas and allows trucks to transport CNG to filling stations. In January 2008, we purchase an additional Compressor Station in Xianyang, approximately 15 miles from Xi’an.

Our Liquefied Natural Gas (LNG) Project

During 2007, we made significant progress to move into the processing, distribution and sale of LNG. We believe that adding LNG to our product offerings will expand our geographic sales footprint and improve revenues and profitability.

Both CNG and LNG are natural gas compressed into canisters for convenient transportation, usually by tank trucks, to locations of distribution or consumption. Typically CNG is compressed at 200 times atmospheric pressure and can be transported at normal temperatures to distances of up to 300 kilometers. LNG is compressed at up to 625 times atmospheric pressure and must be transported at sub-zero degree temperatures. The cost of compressing and processing LNG is higher than those of CNG, but LNG can be transported over longer distance and per unit transportation costs are therefore lower.

In September 2007 we have started the construction of an LNG processing and distribution plant in Jingbian, Shaanxi province (the "LNG Project"). We estimate that the LNG Project will cost approximately $40 million (RMB 309 million). As of March 10, 2008, we have secured such financing and we believe that the plant can be completed by 2009. We have obtained the required permits and approvals to build the LNG plant from local government authorities; we are still required to have approval from the Shaanxi Development and Reform Commission to begin LNG production at the plant.

The approval process for LNG plant construction of this type is lengthy and arduous—a factor which we believe is a significant barrier to entry to potential competitors and which better positions our company for long-term growth. This project also allows us to diversify our business and focus on two high-growth areas: CNG filling station business and LNG production, distribution, and sale. We believe that the PRC's clean energy policies will bolster demand for natural gas in China and we have government support to be a leader in this area.

Our CNG Market

We estimate that currently there are approximately 50,000 vehicles using CNG in the Xi’an area. Currently it is estimated that there are 5,000 buses and 20,000 taxis using CNG in Xi’an. Each bus uses an average of 70 cubic meters of CNG per day and taxis use an average of 30 cubic meters of CNG per day (Source: Xi’an Clean Fuel Vehicles Commission 2005) The PRC government estimates in its Eleventh Five Year Plan (2006-2010) that current total demand for CNG as a vehicular fuel in the Xi’an area is approximately 1,070,000 cubic meters per day. Compared to gasoline and diesel, natural gas as vehicular fuel is cheaper, cleaner and safer. The PRC government’s Clean Energy Policy encourages the use of CNG as a vehicular fuel.

We estimate that the average CNG station in Xi’an pumps approximately 15,000 cubic meters of CNG per day. In the end of 2007, there were 64 CNG filling stations in Xi’an. We estimate that approximately 877,500 cubic meters of CNG is pumped per day during the year, a figure well below estimated total demand. As a result, we believe that there is significant unmet demand for CNG as vehicular fuel in the Xi’an area that provides us great opportunities for profit and growth.

We believe that our vertically integrated operations, proprietary pipeline and secured supply contracts give us greater access to CNG supplies and customers and a unique competitive position as a major supplier of CNG vehicular fuel in the Xi’an area.

Our Pipeline Network Customers

As of December 31, 2007, we had approximately 84,500 customers, including residential, industrial and commercial customers. We are continuing to expand our customer base in Xi’an's newly developed business and residential areas including Xihan and Chanliu. Our industrial customers, including the Xiwei Aluminum Company and the Hungtian Company, use natural gas as a raw material for their production process. We are not dependent upon any single customer or group of customers for a material portion of our natural gas sales or revenues.

Our pipeline customers purchase natural gas by prepaid cards that can be inserted into the connection equipment to initiate gas flow.

We are currently seeking to expand pipeline distribution to the Shangluo and Ankang areas of Shaanxi province. In September 2005, we submitted applications to local government authorities for approval to supply these areas on an exclusive basis. Approval is still pending and can take up to three years. As a result, we cannot be certain when we will receive the approval, or if approved when we will get the permit, or whether we will receive such approval at all. However, we believe that if we receive the government approval, it would give us the exclusive right to provide natural gas to residential, commercial and industrial customers in those areas.

Our Subsidiaries and Variable Interest Entities

On October 24, 2006, Xi’an Xilan Natural Gas formed a wholly-owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd., a limited liability company organized under the laws of the PRC to administer the production and sales of LNG.

In 2006, Xi’an Xilan Natural Gas, through its wholly-owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd, received a letter from PetroChina Company Limited pursuant to which PetroChina agreed in principle, subject to the negotiation and execution of a final contract, to supply up to 150,000,000 cubic meters of natural gas annually upon the completion of our LNG project.

In 2006, we formed a wholly-owned subsidiary, Xi’an Xilan Natural Gas Equipment Ltd., a limited liability company organized under the laws of the PRC (“Xilan Equipment”), to provide equipment to our own CNG filling stations.

Effective March 8, 2006, we also established a variable interest entity, Xi’an Xilan Natural Gas by entering into exclusive arrangement with Xi’an Xilan Natural Gas through our subsidiary Xilan Equipment. Pursuant to the exclusive arrangement, the Company, through Xilan Equipment, has the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result, based on FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company is able to treat Xi’an Xilan Natural Gas as a variable interest entity of the Company and consolidate its financial results.

In May 2007, Xi’an Xilan Natural Gas formed a wholly-owned subsidiary, Xi’an Xilan Auto Body Shop.

Suppliers

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

On October 19, 2006, we received a letter from PetroChina Company Limited pursuant to which PetroChina agreed in principle to supply up to 150 million cubic meters of natural gas annually to our subsidiary subject to the negotiation of a final agreement once our LNG plant is built.

We do not expect any difficulty in continuing to renew our supply contracts during the next 12 months.

PRC Natural Gas Industry Overview

China's rapidly expanding economy is stretching the limits of its energy resources. The country is the world’s second largest energy consumer after the United States, with an annual energy consumption growth rate as high as 12.8% between 2002 and 2006. During the same period, natural gas consumption grows at 13.3% annually. Natural gas currently accounts for only 3% of the country’s total energy usage, compared to the world average 23%. Over the next 5 years, usage of natural gas in China is expected to grow 5% annually and make up 5.1% of the total energy consumption. As of January 1, 2007, China's domestic reserve of natural gas was estimated to be 80 trillion cubic feet. (Source: EIA). The country's largest reserves are located in western and north central China.

In order to meet the demand for natural gas, the PRC government has encouraged private companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas. On December 27, 2002, the Ministry of Construction issued a memorandum stating that regulation of the public utility industry (including natural gas distribution) should be liberalized. It also stated that foreign and private investment participation should be encouraged and welcomed. The memorandum provided a legal framework for private urban natural gas distribution.

Sources of Energy

Traditionally, the PRC has relied heavily on coal and crude oil as its primary energy sources. According to China Statistical Yearbook, in 2005, coal, crude oil, hydro-electricity and natural gas accounted for 67.7%, 22.7%, 7% and 3%, respectively, of the PRC's total energy consumption. During the PRC government’s Eleventh Five Year Plan (2006-2010), the percentage of coal, crude oil and hydro-electricity would go down to 66.1%, 20.5% and 6.8% respectively, while that of natural gas would increase to 5.1%. Traditionally, a large portion of natural gas is consumed as raw material for production of fertilizer. A little over 10% of natural gas is consumed as fuel. (Source: The Institute of Energy Economics of Japan).

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

China's Natural Gas Reserves and Gas Pipeline Infrastructure

Recognizing the serious problems caused by the heavy reliance on coal usage, the PRC government has aggressively moved to reduce coal usage by substituting coal with other, more environmentally friendly forms of fuel, such as natural gas. The PRC abounds in rich natural gas reserves, which are distributed among Xinjiang, Sichuan, and Shaanxi Provinces, as well as Inner Mongolia. According to the Second Oil and Gas Reserve Assessment published by the Geological and Mineral Resources Department of China, natural gas reserves in China are estimated to be 80,000 billion cubic meters with 30,000 billion cubic meters onshore and 8,000 billion cubic meters offshore. These reserves are sufficient for approximately 74 to 120 years of consumption of China based on current consumption levels.

Because China's largest reserves of natural gas are located in western and north-central China, in 2002, the Chinese government initiated the construction of a 4,000 kilometer long high pressure pipeline project in order to transport natural gas from Xinjiang and Shaanxi in the northwestern parts of China to Beijing, Shanghai, and other cities in the southern and eastern regions of China which are economically stronger and thus account for more energy consumption. The pipeline network, which runs across 9 provinces on Chinese mainland, started operation in December 2004, and has significantly optimized the energy infrastructure of China. The natural gas pipeline presented great business opportunity for natural gas distributors at the major junctures, such as Shaanxi province.

Demand for Natural Gas

Currently, natural gas consumption in the PRC accounts for less than 3% of its total energy consumption. However, driven by environmental pressures, improvements in social infrastructure fueled by economic growth, and a stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC over the next 20 years.

Intellectual Property

We have applied for a service mark on the “Xilan” name, which is used in connection with all our products and services.

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

Governmental and Environmental Regulation

To date, we comply with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•
Qualified Urban Fuel Operator Business License authorized by the Shaanxi Construction Bureau, the local office of the Ministry of Construction, effective from January 2, 2004 to January 2, 2009.(License number SHAANRANZHI 166)

•
License to Supply, Install Equipment and Maintain Gas Fuel Lines issued by the local Gas Fuels for Heating Bureau, an agency of the Ministry of Construction and the Xi’an Natural Gas Management Bureau. License number: XIRAN 136)

•
Safety and Inspection Regulation for Special Equipment Safety Inspection Standards for High Pressure Pipeline and Technical Safety Inspection Regulations from the Shaanxi Quality and Technology Inspection Bureau for compressor stations and pressure storage tank system. (Approval letter reference: 2004SHAANGUOCHUHAN033)

•
Annual Safety Inspection of Lightning Conductor Equipment approved by the Shaanxi Meteorology Bureau. (Certificate number 0005274) The City-gate and Compressor Stations are approved by the local office of the Ministry of Construction.

•	Business license to operate Xilan Equipment effective from February 22, 2006 to February 21, 2021.

•	Business license to operate Xilan Liquified Natural Gas effective from October 24, 2006 to October 23, 2036.

•	Business license to operate Xi’an Xilan Auto Bodyshop effective as of May 15, 2007.

•	Business license to operate Xi’an Xilan Natural Gas effective as of January 8, 2000.

Fuel service station standards are subject to regulation by the Ministry of Construction, the General Administration of Quality Supervision, and the Bureau of Inspection and Quarantine of the People's Republic of China. Upon satisfactory inspection of service stations, certificates will be issued.

Various standards must be met for filling stations, including the handling and storage of CNG, tanker handling, and compressor operation. The Local Ministry of Construction and the Gas Field Operation Department of the Municipal Administration Committee regulate these standards. The Municipal Development and Reform Commission, which issues certificates for the handling of dangerous chemical agents, carries out inspections.

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

With respect to our pipeline services, we compete with privately owned companies: Xinjiang Guanghui LNG Development Corporation Ltd. and Xin'Ao Gas Field Ltd. Xinjiang Guanghui LNG Development Corporation Ltd. is primarily involved in the transportation of LNG via tanker truck from natural gas wells to storage facilities. Xin'Ao Gas Field Ltd. is a publicly owned company traded on the Hong Kong Exchange that distributes natural gas via pipeline in 13 provinces and municipalities that have a combined population of 31 million. Neither Xinjiang Guanghui nor Xin'Ao is approved to supply natural gas to any area in which Xilan is currently operating.

With respect to our CNG filling station market, currently, there are approximately 64 CNG filling stations in Xi’an City. Fifteen of these stations are state owned enterprises. The other 49 stations are privately owned with the majority of these being single station operators. We believe that we effectively compete with the stations based upon our organization, experience and financial resources.

Employees

Currently, we have 599 employees, including, 7 in management; 57 in administrative; 13 in operations; 12 in sales; 5 in research and development; 17 in finance and 457 employees at the retail filling stations. We have not experienced any industrial actions and we have excellent relationships with our employees. We are not a party to any collective bargaining agreements.

Legal Proceedings

Neither our company nor any of our subsidiaries is a party to any legal proceedings that, individually or in the aggregate, are material to our company as a whole.

Available Information

We file quarterly and annual reports, proxy statements and other information with the SEC. You may read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this prospectus, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

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

Risks Related to the People’s Republic of China

China’s economic policies could affect our business.

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

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under our current structure, our income is primarily derived from payments from Xi’an Xilan Natural Gas Co. Shortages in the availability of foreign currency may restrict the ability of Xi’an Xilan Natural Gas to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Although we do not import goods into or export goods out of The People's Republic of China, fluctuation of the RMB may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to changes in the People's Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of March 13, 2008, the exchange rate between the RMB and the United States dollar was 7.095 RMB to every one USD.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our variable interest entity, XXNG, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

The PRC government regulates the natural gas industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the natural gas industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the bio-pharmaceutical industry include the following:

•	we only have contractual control over XXNG. We do not own it due to the restriction of foreign investment in Chinese businesses; and

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

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our natural gas business through Xi’an Xilan Natural Gas by means of contractual arrangements. If the government of the People’s Republic of China determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

The government of the People’s Republic of China restricts foreign investment in natural gas businesses in China. Accordingly, we operate our business in China through Xi’an Xilan Natural Gas. Xi’an Xilan Natural Gas holds the licenses and approvals necessary to operate our natural gas business in China. We have contractual arrangements with Xi’an Xilan Natural Gas and its shareholders that allow us to substantially control Xi’an Xilan Natural Gas. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current regulations of the People’s Republic of China, we cannot assure you that the government of the People’s Republic of China would agree that these operating arrangements comply with the People’s Republic of China’s licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the government of the People’s Republic of China determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with Xi’an Xilan Natural Gas and its shareholders may not be as effective in providing control over these entities as direct ownership.

Since the law of the People’s Republic of China limits foreign equity ownership in natural gas companies in China, we operate our business through Xi’an Xilan Natural Gas. We have no equity ownership interest in XXNG and rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be effective in providing control over Xi’an Xilan Natural Gas as direct ownership. For example, Xi’an Xilan Natural Gas could fail to take actions required for our business despite its contractual obligation to do so. If Xi’an Xilan Natural Gas fails to perform under its agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the People’s Republic of China, which may not be effective. In addition, we cannot assure you that Xi’an Xilan Natural Gas’ shareholders would always act in our best interests.

Risks Related to Corporate and Stock Matters

Our largest stockholder has significant influence over our management and affairs and could exercise this influence against your best interests.

At March 13, 2008, Mr. Qinan Ji, our founder, Chairman of the Board and Chief Executive Officer and our largest stockholder, beneficially owned approximately 20.3% of our outstanding shares of common stock. As a result, pursuant to our Bylaws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our Bylaws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares. The limited prior public market and trading market may cause volatility in the market price of our common stock.

The limited trading volume in our stock may cause volatility in the market price of our common stock.

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

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock if our stock trades below $5.00 per share.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 19th Floor, Building B, Van Metropolis, No. 35 Tangyan Road, Hi-Tech Zone, Xi’an, 710065, Shaanxi Province, People's Republic of China. Our property consists of approximately 818 square meters, which is rented on an annual basis for $88,225.

We have additional properties located in Lantian County, the districts of Baqiao, Lintong and Gaoxin in the city of Xi’an, and the cities of Jiyuan, Kaifung and Pindingshan, in Henan province. We own a 120km high-pressure underground pipeline network and two Citygate stations (terminals) with accompanying buildings and equipment. We lease the main office building where we are headquartered and all of our CNG filling station sites. As of December 31, 2007, we own and operate 16 CNG filling stations in Shaanxi Province and 8 CNG filling stations in Henan Province.

In February, 2006 we formed our 100%-owned subsidiary, Xilan Equipment, which maintains an office in the No. 3 Xianmen St., Lantian County, Xi’an, Shaanxi Province, China. The office consists of approximately 1001 sq. feet, with annual rental payment of $1,106.

On October 24, 2006, we formed our 100% owned subsidiary, Xilan Liquified Natural Gas Co., Ltd., which maintains an office in the Tongwang Road, Zhangjiapan Town, Jingbian County, China. The office consists of approximately 3,921 sq. feet, with annual rental payment of $5,214.

As of December 31, 2007, the Company owned 11 trucks and 23 tankers that the Company used to transport natural gas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 17, 2004, our common stock was approved for listing on the Over-the-Counter Bulletin Board under the symbol "CVNI" and on December 19, 2005 our symbol was changed to "CHNG" and our fiscal year end was changed to December 31. The following table contains information about the range of high and low bid prices for our common stock for each full quarterly period for 2007 and 2006 based upon reports of transactions on the OTC Bulletin Board. The source of this information is the OTC Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2007:
Fourth Quarter	$14.95	$6.50
Third Quarter	$8.34	$4.39
Second Quarter	$5.06	$1.85
First Quarter	$3.16	$1.65
FISCAL YEAR ENDED DECEMBER 31, 2006:
Fourth Quarter	$3.46	$2.51
Third Quarter	$3.24	$2.60
Second Quarter	$4.45	$2.05
First Quarter	$5.67	$3.00

As of March13, 2008, there were approximately 43 holders of record of our common stock.

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

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our board of directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Securities Authorized for Issuance under Equity Compensation Plan

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2007.

Recent Sales of Unregistered Securities.

The following securities were issued within fiscal year 2007 and the subsequent interim period and were not registered under the Securities Act of 1933.

On January 29, 2008, the Company issued and sold RMB145,000,000 in principal amount of 5.00% Guaranteed Senior Notes due 2014 and issued seven-year warrants exercisable for up to 2,900,000 shares of the Company’s common stock at the initial exercise price of $7.3652 pursuant to a Securities Purchase Agreement with Abax Lotus Ltd. On March 10, 2008, the Company issued the same investor additional Senior Notes in aggregate principal amount of RMB145,000,000 (approximately $20,000,000) and granted the Investor an option to purchase up to RMB 73,000,000 (approximately $10,000,000) in principal amount of its Senior Notes.

On August 2, 2007, the Company issued 4,615,385 shares of common stock at the purchase price of $3.25 per share and warrants to purchase up to 692,308 shares of common stock at the per share exercise price of $7.79 per share to certain investors pursuant to a Securities Purchase Agreement the Company entered into on the same date with the investors named therein.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. On May 25, 2000, we changed our name to Liquidpure Corp. and on February 14, 2002, we changed our name to Coventure International Inc.

On December 6, 2005, we issued an aggregate of 4 million shares to all of the registered shareholders of Xi’an Xilan Natural Gas Co., Ltd., and entered into exclusive arrangements with Xi’an Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. On December 19, 2005, we changed our name to China Natural Gas, Inc.

On February 21, 2006, we formed Xilan Natural Gas Equipment Ltd., (“Xilan Equipment”) as a wholly owned foreign enterprise (WOFE). We then, through Xilan Equipment, entered into exclusive arrangements with Xi’an Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of Xi’an Xilan Natural Gas as variable interest entity pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The Peoples' Republic of China ("China" or the "PRC") through a network of high pressure pipelines. We also distribute and sell CNG as vehicular fuel through a network of approximately 120 km of CNG filling stations in Shaanxi and Henan Provinces.  As of December 31, 2007, we owned and operated 16 CNG filling stations in Shaanxi Province and 8 CNG filling stations in Henan Province.

We operate three primary business lines:

•	Distribution and sale of compressed natural gas (CNG) through Company-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles (24 stations as of December 31, 2007);

•
Distribution and sale of piped natural gas to residential, commercial and industrial customers through Company-owned pipelines. The Company distributes and sells natural gas to approximately 84,500 homes and businesses; and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our Auto Conversion Division.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. The natural gas that we buy is available in two forms: (i) piped natural gas; and (ii) CNG.

On October 24, 2006, Xi’an Xilan Natural Gas formed a wholly-owned subsidiary, Shaanxi Jingbian Liquified Natural Gas Co., Ltd., for the purpose of constructing a liquefied natural gas facility to be located in Jingbian, Shaanxi Province. We plan to invest approximately $40 million to construct this facility, and we have secured such funding for this project through security purchase agreement with Abax Lotus Ltd. The LNG plant is under construction and is expected to start operation in 2009. Once completed, the plant has LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts and Other Receivables. Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company allowance for uncollectible accounts is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company’s management determined that all receivables are good and there is no need for a bad debt reserve as of December 31, 2007.

As needed for normal business purpose, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions to be performed in timely manner. The Company has full oversight and control over the advanced accounts. Therefore, the allowance for the uncollectible accounts is nil.

Inventory. Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the installation of pipelines and material used in repairing and modifying of vehicles. Inventory also consists of natural gas and gasoline.

Revenue Recognition. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The installation contracts are usually completed within one to two months time.

Unearned Revenue. Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Fiscal Years Ended December 31, 2007 and 2006:

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ending December 31, 2007 and December 31, 2006.

	2007	2006
Revenues	$35,392,053	$18,828,790
Cost of Revenues	$18,025,075	$9,718,000
Operating Expenses	$6,288,929	$2,596,199
Income from Operations	$11,078,049	$6,514,591
Net Income	$9,116,070	$5,451,095

Revenue. We generated approximately 80.7% of our revenues in 2007 from the sale of natural gas and approximately 17.4% of our revenues from installation fees charged to connect end-user customers to our natural gas distribution system. Sales of natural gas at the Company-owned filling stations accounted for approximately 76.5% of our total revenues in 2007, or approximately $27,060,537 which was the largest contribution of our three business lines. Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 21.4% of our total revenues in 2007, or approximately $7,576,286 including both natural gas sales and installation fees. Sales of natural gas to third party-owned filling stations accounted for approximately 0.2% of our total revenues in 2007, or approximately $79,200.The Company expects natural gas revenues to increase on both an actual basis and as a percentage of revenue. In 2008, the Company expects to add up to 15,600 pipeline customers and construct an additional 18 filling stations, which the Company estimates will increase sales of natural gas by 69 million cubic meters.

We had total revenues of $35,392,053 for the twelve months ended December 31, 2007, an increase of $16,563,263 or approximately 87.97%, compared to $18,828,790 for the twelve months ended on December 31, 2006. The increase in revenues was due primarily to the addition of 13 new company-owned filling stations during 2007 as well as an increase in the number of residential, commercial and industrial pipeline customers from approximately 75,000 in 2006 to approximately 84,500 in 2007.

New pipeline customers pay approximately 60% of the installation costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During 2007, our installation revenues increased approximately 39.06% over the previous year and our sales of natural gas increased approximately 106.21% over the previous year. Four customers accounted for approximately 13.6%, 11.8%, 8.8% and 8.4% of the Company's installation revenue for the year ended December 31, 2007.

Cost of Sales. Our cost of sales consists of both the cost of gas sales and the cost of installation. Cost of gas sales consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of connection includes certain installation costs related to connecting customers to our pipeline system that are generally expensed when incurred.

Cost of sales in 2007 was $18,025,075, an increase of $8,307,075 or approximately 85.48% from 2006. Cost of gas sales increased by approximately 93.64% to $14,838,997 in 2007, as compared with $7,663,060 in 2006. The increase in our cost of sales was primarily related to a material increase in the amount of gas sold and the price that we paid to our suppliers in 2007. In addition, our installation costs increased in 2007 by approximately 55.04% to $3,186,078, as compared with $2,054,940 in 2006 as a result of the addition of new pipeline customers. The price that we paid for gas in 2007 remained relatively constant compared to 2006.

We purchase all of our natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. Due to the soaring crude oil price and ever increasing demand for energy consumption, the National Development and Reform Commission, which regulates the energy price in China, adjusted the upstream natural gas price for industrial users and vehicular CNG distributors upward by ¥0.4/CM, or 35% in November, 2007. The retail price for vehicular CNG was adjusted upward at a ratio of 0.75:1 to the retail price of #90 gasoline at November, 2007. Many large cities see dramatic increase in retail vehicular CNG price, for example 66% in Shanghai and 21% (taxi) and 38% (bus) in Tianjin. However, natural gas price for residential customers is not adjusted to keep the rate at an affordable level. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, and maintain a stable flow of supply. The government has also undertaken programs to promote the economy growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

Gross profit. The Company earned a gross profit of $17,366,978 for the twelve months ended December 31, 2007, an increase of $8,256,188 or approximately 90.62%, compared to $9,110,790 for the twelve months ended December 31, 2006. The increase in gross profit is due to a material increase in gas sales and installation revenues in 2007, partially offset by an increase in cost of sales.

Gross margin. Gross margin, as a percentage of revenues, increased to approximately 49.07% for the twelve months ended December 31, 2007, from approximately 48% for the twelve months ended December 31, 2006. The increase in gross margin is primarily attributable to the significant increase in revenues generated from our Company-owned filling stations.

Operating expenses. The Company incurred operating expenses of $6,288,929 for the twelve months ended December 31, 2007, an increase of $3,692,730 or approximately 142.24%, compared to $2,596,199 for the twelve months ended December 31, 2006. Our operating expenses increased primarily as a result of expenses related to the construction, acquisition, and operation of 13 new filling stations in 2007, as well as continuing expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process, as well as the evaluation of existing natural gas filling stations as potential acquisition targets. In addition, sales and marketing costs increased in 2007 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations. General and administrative expenses increased from $1,287,735 in 2006 to $2,837,768 in 2007 due to an increase in personnel as a result of our growth.

For the year ended December 31, 2007, two suppliers accounted for 29.66% and 11.36% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these two vendors would not have a material adverse effect on our operations.

Net Income. Net income increased to $9,116,070 for the twelve months ended December 31, 2007, an increase of $3,664,975, from $5,451,095 for the twelve months ended December 31, 2006. Increase in net income is attributed to our material increase in revenues, partially offset by a higher increase in cost of sales and operating expenses in 2007. The company expects revenue from our CNG filling stations to increase on both an actual basis and as a percentage of revenue. In 2008, the Company expects to add up to 15,600 pipeline customers and construct or acquire an additional 18 filling stations, which the Company estimates will increase sales of natural gas by 69 million cubic meters. In addition, the Company began selling gasoline in late 2007 and expects gasoline sales will be a minor portion of our entire business.

Income tax was $1,913,923 for the twelve months ended December 31, 2007, as compared to $1,025,584 for the twelve months ended December 31, 2006. The increase in income tax was attributed to the growth of installation fees and the sale of natural gas.

Liquidity and Capital Resources

As of December 31, 2007 the Company had $13,291,729 of cash and cash equivalents on hand compared to $5,294,213 of cash and cash equivalents as of December 31, 2006.

The primary sources of cash in 2007 were income from operations and financing activities. The Company had net cash flows provided by operations of $10,476,441 for the twelve months ended December 31, 2007 as compared to net cash provided by operations of $4,385,524 in the corresponding period last year. The increase in net cash flows from operations in 2007 as compared to 2006 was mainly due to the increase in net income and a decrease in accounts receivable and advances during the twelve months ended December 31, 2007 offset by a decrease in other payables and tax payable.

On August 2, 2007, we completed a private placement offering, which generated net proceeds of $13,823,467, which were used for the construction of natural gas filling stations, the purchase of raw materials and working capital.

Cash outflows for investing activities increased from $9,738,469 in 2006 to $16,885,340 in 2007 as a result of advance payments made to equipment suppliers for investments necessary to construct and acquire filling stations and for construction materials used to build the pipelines to individual households.

The Company expects to construct an additional 18 CNG filing stations in 2008. The Company expects the funds for these investing activities will come from the Company's operating cash flow.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We entered in to a 15 day foreign currency forward contract in late December 2007; please refer to financial statement footnote under "Derivative Accounting" for more details. We also entered into series of long term lease agreements with outside parties to lease land use right to the self-built natural gas filling stations located in the PRC, and please refer to footnote "Commitments and Contingencies" to the financial statements for details. We have purchase agreements with several natural gas suppliers and please see footnote "Current Vulnerability Due to Certain Concentrations" for more explanations. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities" ("FSP EITF 07-3"), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

ITEM 7A. QUANTITIAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting issuers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA NATURAL GAS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

CHINA NATURAL GAS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Natural Gas, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Natural Gas, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of China Natural Gas, Inc. and Subsidiaries as of December 31, 2006 were audited by other auditors whose report dated March 12, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Natural Gas, Inc. and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 31, 2008

1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Natural Gas, Inc.

We have audited the accompanying consolidated balance sheet of China Natural Gas, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Natural Gas, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 12, 2007

2

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$13,291,729	$5,294,213
Short-term investments	238,554	-
Accounts receivable	306,179	569,037
Other receivable	824,020	711,279
Inventories	231,339	285,537
Advances	663,041	960,681
Prepaid expense and other current assets	109,722	304,620
Total current assets	15,664,584	8,125,367

PROPERTY AND EQUIPMENT, net	32,291,995	17,193,728
CONSTRUCTION IN PROGRESS	2,210,367	2,343,499
OTHER ASSETS	3,123,052	803,757

TOTAL ASSETS	$53,289,998	$28,466,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$487,710	$406,212
Other payables	55,979	279,236
Unearned revenue	327,220	284,011
Taxes Payable	1,211,775	1,866,688
Total current liabilities	2,082,684	2,836,147

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 authorized shares 29,200,304 and 24,210,183 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,920	2,421
Additional paid-in capital	32,046,879	18,223,911
Cumulative translation adjustment	3,477,025	839,452
Statutory reserves	1,802,735	750,886
Retained earnings	13,877,755	5,813,534
Total stockholders' equity	51,207,314	25,630,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,289,998	$28,466,351

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Years Ended December 31,
	2007	2006
Revenue
Natural gas revenue	$28,278,033	$13,713,145
Installation and other	7,114,020	5,115,645

Total revenue	35,392,053	18,828,790

Cost of revenue
Natural gas cost	14,838,997	7,663,060
Installation and other	3,186,078	2,054,940

Total cost of revenue	18,025,075	9,718,000

Gross profit	17,366,978	9,110,790

Operating expenses
Selling expenses	3,451,161	1,308,464
General and administrative expenses	2,837,768	1,287,735

Total operating expenses	6,288,929	2,596,199

Income from operations	11,078,049	6,514,591

Non-operating income (expense):
Interest income	70,697	41,109
Other income	39,076	-
Other expense	(7,100)	(79,021)
Foreign exchange loss	(150,729)	-
Total non-operating expense	(48,056)	(37,912)

Income before income tax	11,029,993	6,476,679

Provision for income tax	1,913,923	1,025,584

Net income	9,116,070	5,451,095

Other comprehensive income
Foreign currency translation gain	2,637,573	610,705
Comprehensive Income	$11,753,643	$6,061,800

Weighted average shares outstanding
Basic	26,200,679	23,872,936
Diluted	26,301,802	23,872,936

Earnings per share
Basic	$0.35	$0.23
Diluted	$0.35	$0.23

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Additional	Accumulative Other			Total
	Shares	Amount	Paid in Capital	Comprehensive Gain	Statutory Reserve	Retained Earnings	Stockholders' Equity
Balance December 31, 2005	20,204,088	$2,020	$8,331,458	$228,747	$169,722	$943,603	$9,675,550

Shares issued for cash, at $2.80	3,714,428	371	10,399,629				10,400,000
Offering costs			(1,557,147)				(1,557,147)
Cashless exercise of warrants	291,667	30	1,049,971				1,050,001
Cumulative translation adjustment				610,705			610,705
Net Income						5,451,095	5,451,095
Transfer to statutory reserve					581,164	(581,164)	-

Balance December 31, 2006	24,210,183	$2,421	$18,223,911	$839,452	$750,886	$5,813,534	$25,630,204

Shares issued for cash, at $3.25	4,615,385	462	14,999,538				15,000,000
Offering costs			(1,176,533)				(1,176,533)
Cashless exercise of warrants	374,736	37	(37)				-
Cumulative translation adjustment				2,637,573			2,637,573
Net Income						9,116,070	9,116,070
Transfer to statutory reserve					1,051,849	(1,051,849)	-

Balance December 31, 2007	29,200,304	$2,920	$32,046,879	$3,477,025	$1,802,735	$13,877,755	$51,207,314

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 2007 AND 2006

	Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,116,070	$5,451,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,639,685	731,723
Change in assets and liabilities:
Accounts receivable	290,660	(550,831)
Other receivable	36,929	(636,262)
Inventory	71,226	(233,582)
Advances	245,514	(1,611,967)
Prepaid expense and other current assets	(11,113)	(282,103)
Accounts payable	(130,228)	201,661
Accrued expense	158,759	-
Other payables	(208,669)	1,352,866
Unearned revenue	22,425	(28,882)
Taxes payable	(754,817)	(8,194)
Net cash provided by operating activities	10,476,441	4,385,524

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,180,053)	(9,192,482)
Purchase short term investments	(229,106)	-
Additions to construction in progress	(519,309)	(545,987)
Prepayment on long term assets	(1,914,343)	-
Payment for land use rights	(42,529)	-
Net cash used in investing activities	(16,885,340)	(9,738,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	15,000,000	10,400,000
Proceeds from exercise of warrants	-	1,050,001
Payment for offering costs	(1,176,533)	(1,557,147)
Net cash provided by financing activities	13,823,467	9,892,854

Effect of exchange rate changes on cash and cash equivalents	582,948	78,680

NET INCREASE IN CASH & CASH EQUIVALENTS	7,997,516	4,618,589

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	5,294,213	675,624

CASH & CASH EQUIVALENTS, END OF YEAR	$13,291,729	$5,294,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$2,387,487	$-

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

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

On December 6, 2005, XXNGC executed a share purchase agreement with Coventure International, Inc. (“Coventure”), a public shell in the United States of America. Pursuant to the purchase agreement, Coventure acquired all of the issued and outstanding capital stock of XXNGC in exchange for 16,000,000 (post-split) shares of Coventure’s common stock.

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

However, this merger acquisition was not able to be approved under the certain laws of the People’s Republic of China (“PRC”). PRC law currently has limits on foreign ownership of companies in certain industries. To comply with these foreign ownership restrictions, the Company established its wholly owned subsidiary, Xilan Natural Gas Equipment Ltd. (“XNGE”), a limited liability company organized under the PRC law on February 21, 2006. The Company through XNGE entered into exclusive arrangements with XXNGC. Through these arrangements, the Company has the ability to substantially influence XXNGC’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. These arrangements were formalized on August 17, 2007, and made retroactive to March 8, 2006. As a result, XXNGC became a variable interest entity effective on March 8, 2006

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Shaanxi Jingbian Liquefied Natural Gas Co., Ltd (“SJLNG”) was incorporated on October 24, 2006 with registered capital of $3,792,000 (RMB 30,000,000) in Jingbian District, Shaanxi province, People’s Republic of China (“PRC”). SJLNG was established for the purpose of constructing a liquefied natural gas (“LNG”) facility to be located in Jingbian, Shaanxi province and to administer the production and sales of LNG. SJLNG is 100% owned by XXNGC.

Xi'an Xilan Auto Bodyshop Co., Ltd (“XXABC”) was incorporated on May 15, 2007 with registered capital of $519,200 (RMB 4,000,000) in Shaanxi province, People’s Republic of China (“PRC”). XXABC was established for the purpose of providing modification services to different types of automobiles to be able to use natural gas. XXABC is 100% owned by XXNGC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, Shaanxi Natural Gas Equipment Co., Ltd (incorporated in February 2006) and its 100% variable interest entities (“VIE”), Xi’an Xilan Natural Gas Co. Ltd., Shaanxi Jingbian Liquefied Natural Gas Co., Ltd, and Xian Xilan Auto Bodyshop. All inter-company accounts and transactions have been eliminated in the consolidation.

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

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

d.
Irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Xian Xilan Natural Gas and agreed to entrust all the rights to exercise their voting power to the person appointed by the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the Company’s reporting currency is the United States Dollar (“USD”), therefore, the accompanying consolidated financial statements have been translated and presented in USD.

Foreign Currency Translation

As of December 31, 2007 and 2006, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB. Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of income and cash flow items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Translation adjustments resulting from this process amounted to $3,477,025 and $839,452 as of December 31, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at December 31, 2007 were translated 7.29 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2007 and 2006 were 7.59 RMB and 7.96 RMB to $1.00 USD, respectively.

Note 2 – Summary of Significant Accounting Policies

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

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2007 and 2006, the Company had deposits in excess of federally insured limits total of $13,053,994 and $5,183,581, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Short Term Investments

Short-term investments are securities available for sale, held by a private investment trust company for investing activities. Gain or loss on securities is computed using cost basis of first-in, first-out (FIFO) basis. The fair value of securities at December 31, 2007 totaled $238,554, which equaled the original costs, and was returned to the Company in March 2008.

Accounts Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company allowance for uncollectible accounts is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company’s management has determined that all receivables are collectible and there is no need for a reserve for bad debts as of December 31, 2007 and 2006.

Other Receivable

As needed for normal business purpose, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions to be performed in a timely manner. The Company has full oversight and control over the advanced accounts. Therefore, the allowance for the uncollectible accounts is nil.

Advances

The Company advances to certain vendors for purchase of its material. The advances are interest free and unsecured.

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the installation of pipelines and material used in repairing and modifying of vehicles. Inventory also consist of natural gas and gasoline

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

At December 31, 2007 and 2006, the following are the details of the inventories:

	2007	2006
Materials and supplies	$109,333	$283,997
Natural gas and gasoline	122,006	1,540
	$231,339	$285,537

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings	30 years

At December 31, 2007 and 2006, the following are the details of the property and equipment:

	2007	2006
Office equipment	$163,432	$73,636
Operating equipment	22,413,270	13,219,979
Vehicles	1,484,892	1,210,552
Buildings	11,943,006	4,559,003
	36,004,600	19,063,170
Less accumulated depreciation	(3,712,605)	(1,869,442)
	$32,291,995	$17,193,728

Depreciation expense for the years ended December 31, 2007 and 2006 was $1,639,685 and $731,723, respectively.

Long-Lived Assets

The Company applies the provision of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to all long lived assets., SFAS 144 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Construction In Progress

Construction in progress consists of the cost of constructing property and equipment for the Company’s use. The major cost of construction in progress relates to material, labor and overhead.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The Company considers the carrying amount of these current assets and current liabilities to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Derivative Accounting

The Company entered into a 15 days foreign currency forward contract on December 25, 2007. As of December 31, 2007, the fair value of the contract is $3,055,505 (or 342,030,266 Japanese Yen) and is recorded in cash and cash equivalents in the accompanying consolidated balance sheets due to the short term nature of the investment.

The financial instruments are accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which established accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138 and 149, requires that all derivative instruments subject to the requirements of the statement be measured at fair market value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

The Company elected not to apply hedge accounting. For a derivative instrument that is not designated, as a hedge, the change in fair value is recognized in earnings in the period of change. For the year ended December 31, 2007, no gain or loss was incurred.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The installation contracts are usually completed within one to two months time. Revenue from repairing and modifying vehicles is recorded when service are rendered to and accepted by the customers

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the period ended December 31, 2007 and 2006. As of December 31, 2007 and 2006, there were no options outstanding.

The Company accounts for non-employee stock-based compensation expense in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employee for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company used the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2007 and 2006, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Local PRC Income Tax

The Company’s subsidiary or variable interest entities operate in China. Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%. The Company’s variable interest entity, XXNGC, is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, except for income from XNGE, SJLNG, XXABC, which subjects to 33% PRC income tax rate, XXNGC’s income is subject to a reduced tax rate of 15%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the Years Ended December 31,
	2007	2006
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(1)%	(1)%
Effect of favorable tax rate	(15)%	(14)%
	18%	19%

The estimated tax savings for the years ended December 31, 2007 and 2006 amounted to approximately $2,174,806 and $1,232,074, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the years ended December 31, 2007 and 2006 from $0.35 to $0.26 and $0.23 to $0.18, respectively.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs.

Starting from January 1, 2008, XNGE, SJLNG and XXABC will be subject to 25% income tax rate according to the newly issued Income Tax Laws of PRC. As XXNGC is in the natural gas industry, XXNGC is continuing to enjoy the reduced tax rate of 15% until 2010.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

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

All revenues from XXABC subject to a Chinese value-added tax at a rate of 6%. This VAT cannot offset with VAT paid for materials included in the cost of revenues.

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period’s presentation. This reclassification had no material effect on operations or cash flows.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Note 3 – Other Assets

Other assets at December 31, 2007 and 2006 consisted of the following,

	2007	2006
Prepaid rent – natural gas stations	$225,924	$-
Prepayment for acquiring land use right	993,975	128,200
Advances on purchasing equipment/construction in progress	1,501,443	341,333
Refundable security deposits	356,460	333,320
Others	45,250	904
Total	$3,123,052	$803,757

All land in the People’s Republic of China is government owned. However, the government grants the user a land use right to use the land. As of December, 2007 and 2006, the Company prepaid $993,975 and $128,200, respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not been granted to the Company. Therefore, the Company did not amortize the prepaid land use rights.

Advances on the purchase of equipment/construction in progress are monies deposited or advanced to outside vendors/subcontractors for the purchase of operating equipment or for services to be provided for constructions in progress.

Refundable security deposit is monies deposited to one of its major vendor and gas station landlord. These amounts will be returned to the Company if they terminate the business relationship or at the end of the lease.

Note 4 – Stockholders’ Equity

Common stock

On January 6, 2006 and January 9, 2006, the Company entered into securities purchase agreements with four accredited investors and completed the sale of $5,380,000 of units. The units contained an aggregate of 1,921,572 shares of common stock and 523,055 common stock purchase warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company.

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

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

On January 10, 2006 through January 13, 2006, the Company entered into securities purchase agreements with four accredited investors and completed the sale of $2,195,198 of units. The units contained an aggregate of 783,999 shares of common stock and 213,422 common stock purchase warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company.

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

In connection with the above-mentioned offering, the Company entered into a finance representation agreement (“Agreement”) with a placement agent (“Agent”). Pursuant to the agreement, the Company agreed to pay the Agent $10,000 and issued a warrant (“Placement Agent Warrants”) to acquire 75,000 shares of the Company’s common stock. In addition, the Company paid $1,050,000 fee (7% of the gross proceeds).

Warrants associated with the above-mentioned issuance of common stock were issued in October 2007 upon the effective filling of its certificate of Amendment of Articles of Incorporation to increase the authorized number of common stock from 30,000,000 to 45,000,000.

Both Investor Warrants and Placement Agent Warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	-	-	-
Granted	1,431,953	$3.60	-
Forfeited	-	-	-
Exercised	(291,667)	$3.60	-
Outstanding, December 31, 2006	1,140,286	$3.60	-
Granted	767,308	$7.79	-
Forfeited	-	-	-
Exercised	(819,110)	$3.60	-
Outstanding, December 31, 2007	1,088,484	$6.55	$376,977

Following is a summary of the status of warrants outstanding at December 31, 2007:

Outstanding warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$3.60	321,176	1.03	$3.60	321,176
$7.79	767,308	4.59	$7.79	767,308
$6.55	1,088,484	3.54	$6.55	1,088,484

Note 5 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the plan. The total expense for the above plan was $122,677 and $51,765 for the years ended December 31, 2007 and 2006, respectively.

Note 6 – Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

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

The Company has appropriated $1,051,849 and $581,164 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2007 and 2006, respectively.

Note 7 – Earnings Per Share

Earnings (loss) per share for the years ended December 31, 2007 and 2006 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the years ended December 31, 2007 and 2006:

	Year Ended December 31,

	2007	2006
Basic earning per share

Net income	$9,116,070	$5,451,095

Weighted shares outstanding-Basic	26,200,679	23,872,936

Earnings per share-Basic	$0.35	$0.23

Diluted earning per share

Net income	$9,116,070	$5,451,095

Weighted shares outstanding-Basic	26,200,679	23,872,936
Effect of diluted securities-Warrants	101,123	-
Weighted shares outstanding-Diluted	26,301,802	23,872,936

Earnings per share -Diluted	$0.35	$0.23

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

At December 31, 2007 and 2006, the Company had outstanding warrants of 1,088,484 and 1,140,286, respectively. For the year ended December 31, 2007, the average stock price was greater than the exercise prices of the 321,176 warrants which resulted in additional weighted average common stock equivalents of 101,123; 767,308 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. The average stock price for the year ended December 31, 2006 was less than the exercise price of the warrants; therefore, 1,140,286 outstanding warrants are not factored into the diluted earning per share calculation as they are anti-dilutive.

Note 8 – Current Vulnerability Due to Certain Concentrations

For the years ended December 31, 2007 and 2006, the Company purchased all of the natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. No amount was owed to these vendors at December 31, 2007. Except for Shaanxi Natural Gas Co Ltd, the other two vendors have long-term agreements with the Company without minimum purchase requirements. The Company has had annual agreements with Shaanxi Natural Gas Co Ltd to purchase certain amount of natural gas. For the year ended December 31, 2007, the minimum purchase was 12.93 million cubic meters. Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the year ended December 31, 2007, three suppliers accounted for 88.4% of the total inventory purchased by the Company and for the year ended December 31, 2006, two supplier accounts for 72.4% of the total inventory purchased by the Company

For the year ended December 31, 2007, two suppliers accounted for 41.02% of the total equipment purchased by the Company and for the year ended December 31, 2006, two suppliers accounted for 44.9% of the total equipment purchased by the Company.

Four customers accounted for 42.6% of the Company’s installation revenue for the year ended December 31, 2007 and four customers accounted for 78.4% of the Company’s installation revenue for the year ended December 31, 2006.

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

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Note 9 – Commitments and Contingencies

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS 13, “Accounting for leases.” The Company entered into series of long term lease agreements with outside parties to lease land use right to the self-built Natural Gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayment for most lease agreements. The Company also entered into three office leases in Xian, PRC and one office lease in New York, NY. The minimum future payment for leasing land use rights and offices is as follows:

Year ended December 31, 2008	$529,921
Year ended December 31, 2009	532,236
Year ended December 31, 2010	534,621
Year ended December 31, 2011	531,874
Year ended December 31, 2012	477,156
Thereafter	2,665,256
Total	$5,271,064

For the year ended December 31, 2007 and 2006, the land use right and office lease expenses were $433,755 and $60,289, respectively.

Note 10 – Subsequent Event

In January 2008, the Company purchased an additional Compressor Station in Xianyang, PRC, approximately 15 miles from Xi’an, PRC.

On December 30, 2007, as previously reported, China Natural Gas, Inc. (the “Company”) entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”) which was subsequently amended on January 29, 2008 (as amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement the Company, among other things, (i) agreed to issue to the Investor 5.00% Guaranteed Senior Notes due 2014 (the “Senior Notes”) in aggregate principal amount of RMB 145,000,000 (approximately $20,000,000), (ii) granted the Investor an option to purchase up to RMB145,000,000 (approximately $20,000,000) in aggregate principal amount of its Senior Notes (the “First Option Notes”) if such option was exercised on or before March 3, 2008 and subject to the Company meeting certain closing conditions, and (iii) granted the Investor an option to purchase up to RMB 73,000,000 (approximately $10,000,000) in principal amount of its Senior Notes within 30 days following the issuance of the First Option Notes, subject to the Company meeting certain closing conditions.

On March 3, 2008, the Investor exercised its option to purchase the First Option Notes for an additional RMB145,000,000 in aggregate principal amount of Senior Notes. On March 10, 2008, the Company issued Senior Notes for an additional aggregate principal amount of RMB145,000,000 (approximately $20,000,000) representing the First Option Notes for total Senior Notes of RMB290,000,000 (approximately $40,000,000).

See report of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were satisfactory subject to the following:

•
Inadequate US GAAP expertise - The current staff in the accounting department is inexperienced and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements. They need substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

Remediation Initiative

We have engaged Pickard & Green, CPAs, a Certified Public Accounting firm in Valencia, CA, to serve as our accountant. They are mainly engaged to perform our financial statements consolidation and to prepare our financial statements. In addition, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff and continue this effort in the future.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed:

• The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company's internal audit function are yet to be developed.

           Remediation Initiative

•  We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2007. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we recently engaged Ernst & Young Hua Ming to assist the Company in improving the Company's internal control system based on COSO Framework. We also will increase our efforts to hire the qualified resources.

Despite of the deficiencies reported above, the Company's management believes that its consolidated financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in its internal controls over financial reporting in connection with its fourth quarter evaluation that would materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position	Held Position Since

Qinan Ji	50	Chief Executive Officer and Chairman of the Board	2005

Lihong Guo	41	Chief Financial Officer	2007

Zhiqiang Wang	67	Director	2006

James Garner	62	Director	2006

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Qinan Ji, Chairman of the Board of Directors - Mr. Ji joined Xilan as the Chairman of the Board of Directors in 2005. In 1996, he founded the Anxian Hotel in Weinan City in Shaanxi Province. In 2001, he formed the Xi’an Sunway Technology and Industry Co., Ltd. He has more than 20 years experience in the energy and petroleum industries in operational, administrative, management and government relations roles. He received a Bachelors of Economic Management from Northwestern University (Shaanxi).

Lihong Guo, Chief Financial Officer - Ms. Guo has over 12 years of financial experience at various companies in China, including previously serving in the role of Chief Financial Officer. Most recently, from September 2005 to July 2007, Ms. Guo was the Chief Financial Officer of Aoda Enterprise Group Co., Ltd. Prior to that, Ms. Guo served as Director of Finance of Xi’an Yangsen Pharmaceutical Ltd., a subsidiary of Johnson & Johnson Company.  Ms. Guo received her Bachelor’s Degree in Economics and Management from Shaanxi Normal University in 1987 and her MBA from Northwestern University in Shaanxi, China, in 2002.

Zhiqiang Wang, Vice Chairman of the Board of Directors - Mr. Wang was the former head of energy industry regulations from 1992 to 2002 as well as the Vice Mayor of the city of Xi'An, China's largest western city with a population of 8 million, in which position he was in charge of regulating and licensing the city's energy and natural gas businesses. From 2002 until his retirement in 2004, Mr. Wang was the Chief Executive Officer of Xi'An Municipal Government Construction Company where he was in charge of the city's major construction projects. Since 2004, Mr. Wang has been an independent advisor to the Company. Mr. Wang graduated from the Northwestern University of Politics and Law in China in 1962.

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

Corporate Governance Matters

Audit Committee:

Currently we do not have an audit committee or committee performing similar functions.

Compensation Committee

On March 27, 2006, the Board of Directors established a Compensation Committee and appointed James Garner as the Committee's sole member.

Nominating Committee

James A. Garner is Chairman, and the only member, of the Nominating Committee.

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

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, except for James Garner and Zhiqiang Wang who did not timely file Form 3s when they were appointed to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to our principal executive officer for fiscal year 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Qinan Ji, Chief Executive Officer and Chairman of the Board	2007	15,000	-	-	-	15,000

During the last fiscal year, none of our officers had a salary and bonus greater than $100,000.

Stock-Based Compensation

None of our officers or other employees have been granted stock options or stock appreciation rights, or paid any other stock-based compensation, by our company or any of our subsidiaries.

Director Compensation

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Garner	36,000	-	-	-	36,000
Qinan Ji(1)	-	-	-	-	-
Zhiqiang Wang(2)	-	-	-	-	-
Patrick McManus(3)	15,000	-	-	-	15,000
_______________
(1)	Ji Qinan, our Chief Executive Officer, does not receive any compensation for his service as a director.
(2)	Zhiqiang Wang was appointed as a director in September 2006; he receives no compensation for his service as a director.
(3)	Patrick McManus resigned as a director in July 2007.

The Company did not pay any other compensation to these directors in 2007.

Employment Agreements

There are currently no employment agreements between the Company and any of its named executive officers.

Outstanding Equity Awards at Fiscal Year End

There has been no outstanding equity awards at fiscal year ended December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information, as of March 13, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Common Stock Beneficially Owned		Percentage Of Common Stock Outstanding(2)

Executive Officers and Directors
Qinan Ji	5,931,596	(3)	20.3%

Lihong Guo	—		—

All officers and directors as a group (2 persons)	5,931,596	(3)	20.3%

5% holders

Yangling Bodisen Biotech Development co, Ltd. c/o New York Global Group, Inc. 14 Wall Street, 12th Floor, New York, NY 10005	2,063,768	(4)	7.1%
Xiang Ji	1,456,232		5.0%
Robert Moses	2,000,000	(5)	6.9%
Heartland Value Fund	1,725,000	(6)	5.9%
Xi’an Sunway Technology & Industry Co., Ltd	2,875,364	(3)	9.8%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Xi’an Xilan Natural Gas Co., Ltd., 19th Floor, Building B, Van Metropolis, Tangyan Road, Hi-Tech Zone, Xi’an, Shaanxi Province, China.

(2) Applicable percentage ownership is based on 29,200,304 shares of common stock outstanding as of March 13, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of March 13, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 13, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Of which 2,875,364 shares are owned by Xi’an Sunway Technology & Industry Co., Ltd. Qinan Ji owns 42.1% of Xi’an Sunway and may be deemed to beneficially own such shares.

(4) As set forth in the Schedule 13D filed with the SEC on December 23, 2005.

(5) As set forth in the Schedule 13G filed with the SEC on September 7, 2007.

(6) William J. Nasgovitz has shared voting and dispositive power with respect to such shares as reported in the Schedule 13G filed with the SEC on February 8, 2008.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the fiscal year ended December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

None

Director Independence

The Board has determined that all Board members, excluding Qinan Ji, are independent under the applicable NASDAQ rules. The Board has also determined the members of each committee of the Board are independent under the listing standards of the NASDAQ Global Select Market. In making these determinations, the Board considered, among other things, the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2007 and 2006.

Audit fees	2007		2006
Moore Stephens Wurth Frazen and Torbet, LLP	$150,000	**
Kabani & Company, Inc.	$35,000		$72,500
Manning Elliott			$—
Audit-related fees	$9,000		—
Tax fees			$—
All other fees	$-		10,000 *
Total fees paid or accrued to our principal accountants	$150,000		$82,500

* The fees billed related to the preparation of our Registration Statement on Form SB-2 (333-131738) filed with the SEC on February 10, 2006.
**The fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

ITEM 15. EXHIBITS

Exhibits:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539).

3.2	Registrant's Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 filed with the Registrant's Form 8K filed June 16, 2006, SEC file no. 000-31539).

10.1
Share Purchase Agreement made as of December 6, 2005 among Coventure International Inc., Xi’an Xilan Natural Gas Co., Ltd. and each of Xilan's shareholders. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.2
Return to Treasury Agreement between Coventure International Inc. and John Hromyk, dated December 6, 2005. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.3	Purchase Agreement made as of December 19, 2005 between China Natural Gas, Inc. and John Hromyk (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 23, 2005).
10.4	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.5	Form of Common Stock Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.6	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.7
CNG Product Purchase and Sale Agreement between Xi’an Xilan Natural Gas Co., Ltd. and Zhengzhou Zhongyou Hengran Petroleum Gas Co., Ltd. made as of July 20, 2006, (translated from the original Mandarin) (incorporated by reference to the exhibits to Registrant’s Form 10-KSB filed on April 17, 2007).

10.8	Securities Purchase Agreement dated August 2, 2007 between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.9	Registration Rights Agreement dated August 2, 2007 between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.10
Consulting Services Agreement dated August 17, 2007 between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.11
Operating Agreement dated August 17, 2007 between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.12
Equity Pledge Agreement dated August 17, 2007 between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.13
Option Agreement dated August 17, 2007 between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.14
Proxy Agreement dated August 17, 2007 between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.15	Securities Purchase Agreement dated December 30, 2007 between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.16
Amendment to Securities Purchase Agreement dated January 29, 2008 between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.17
Indenture, dated January 29, 2008, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee, relating to the 5.00% Guaranteed Senior Notes due 2014 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.18
Warrant Agreement, dated January 29, 2008, by and among the Company, Mr. Qinan Ji, Deutsche Bank AG, Hong Kong Branch as Warrant Agent and Deutsche Bank Luxembourg S.A. as Warrant Agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.19
Equity Registration Rights Agreement, dated January 29, 2008, by and between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.20
Investor Rights Agreement, dated January 29, 2008, by and among the Company, its subsidiaries, Mr. Qinan Ji, and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.21	Information Rights Agreement, dated January 29, 2008. between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.22
Onshore Share Pledge Agreement, dated January 29, 2008, between the Company and DB Trustees (Hong Kong) Limited, as security agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.23
Account Pledge and Security Agreement, dated January 29, 2008, by and between the Company and DB Trustees (Hong Kong) Limited as Security Agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

21.1	List of Subsidiaries. (incorporated by reference to the exhibits to Registrant’s Form 10-KSB filed on April 17, 2007).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008

CHINA NATURAL GAS, INC.

By:	/s/ Qinan Ji
Qinan Ji Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lihong Guo
Lihong Guo Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008
Qinan Ji

/s/ Zhiqiang Wang	Director	March 31, 2008
Zhiqiang Wang

/s/ James A. Garner	Director	March 31, 2008
James A. Garner

/s/ Lihong Guo	Chief Financial Officer (Principal Accounting Officer)	March 31, 2008
Lihong Guo