Form 10-Q
period 2008-03-31
China Natural Gas, Inc.
filed 2008-05-19
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to __________

000-31539
(Commission file number)

CHINA NATURAL GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0231607
(State or other jurisdiction of	(IRS Employer of
incorporation or organization)	Identification No.)

19th Floor, Building B, Van Metropolis
Tang Yan Road, Hi-Tech Zone
Xi’an, 710065, Shaanxi Province, China
(Address of principal executive office)

710065

(zip code)

86-29-88323325
(registrant 's telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Number of shares of Common Stock outstanding as of May 14, 2008: 29,200,304
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

China Natural Gas, Inc.

China Natural Gas, Inc. and Subsidiaries
Consolidated Balance Sheet
As of March 31, 2008 and Decenber 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$41,254,130	$13,291,729
Short-term investments	-	238,554
Accounts receivable	486,111	306,179
Other receivable	362,187	549,820
Inventories	1,040,612	231,339
Advances	625,893	663,041
Prepaid expense and other current assets	586,756	109,722
Loan receivable	285,600	274,200
Total current assets	44,641,289	15,664,584

PROPERTY AND EQUIPMENT, net	33,827,732	32,291,995
CONSTRUCTION IN PROGRESS	12,130,620	2,210,367
DEFERRED OFFERING COSTS	2,054,204	-
OTHER ASSETS	7,138,669	3,123,052

TOTAL ASSETS	$99,792,514	$53,289,998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$404,121	$293,970
Other payables and accured liabilities	175,715	249,719
Unearned revenue	364,025	327,220
Accured interest	236,111	-
Taxes payable	2,047,763	1,211,775
Total current liabilities	3,227,735	2,082,684

LONG TERM LIABILITIES:
Notes payable, net of $17,254,108 discount	22,745,892	-
Derivative liabilities - warrants	17,500,000	-
Total long term liabilities	40,245,892	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 authorized shares
29,200,304 shares issued and outstanding at March 31, 2008
and December 31, 2007	2,920	2,920
Additional paid-in capital	32,046,879	32,046,879
Cumulative translation adjustment	5,780,027	3,477,025
Statutory reserves	2,168,501	1,802,735
Retained earnings	16,320,560	13,877,755
Total stockholders' equity	56,318,887	51,207,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$99,792,514	$53,289,998

The accompanying notes are an integral part of these consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Consolidated Statements of Income and Other Comprehensive Income
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
	Three months ended
	March 31
	2008	2007

Revenue
Natural gas revenue	$11,345,319	$4,923,572
Installation and other	2,680,355	1,820,004

Total revenue	14,025,674	6,743,576

Cost of revenue
Natural gas cost	6,182,274	2,492,651
Installation and other	1,754,924	733,566

Total cost of revenue	7,937,198	3,226,217

Gross profit	6,088,476	3,517,359

Operating expenses
Selling expenses	1,341,614	594,129
General and administrative expenses	939,325	421,379

Total operating expenses	2,280,939	1,015,508

Income from operations	3,807,537	2,501,851

Non-operating income (expense):
Interest income	55,285	9,409
Interest expense	(156,727)	-
Amortization of discount on senior notes	(146,663)	-
Amortization of deferred offering costs	(56,270)	-
Other income	674	383
Other expense	(7,800)	-

Total non-operating income (expense)	(311,501)	9,792

Income before income tax	3,496,036	2,511,643

Provision for income tax	687,465	401,317

Net income	2,808,571	2,110,326

Other comprehensive income
Foreign currency translation gain	2,303,002	281,404
Comprehensive Income	$5,111,573	$2,391,730

Weighted average shares outstanding
Basic	29,200,304	24,210,183
Diluted	29,334,084	24,210,183

Earnings per share
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three months ended
	March 31
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,808,571	$2,110,326
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	656,587	352,685
Loss on disposal of building improvements and equipment	11,957	-
Amortization of discount on senior notes	146,663	-
Amortization of deferred offering costs	56,270	-
Non-cash interest expense	156,727	-
Change in assets and liabilities:
Accounts receivable	(163,656)	(59,700)
Other receivable	205,864	(197,081)
Inventories	(782,687)	172,905
Advances	63,341	246,228
Prepaid expense and other current assets	(462,880)	196,929
Accounts payable	95,847	21,770
Accrued expense	(83,010)	-
Other payables	1,129	(912,068)
Unearned revenue	22,709	482
Taxes payable	768,939	-
Net cash provided by operating activities	3,502,371	1,932,476

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(555,720)	(192,232)
Proceeds from short term investments	243,200	-
Additions to construction in progress	(9,586,215)	(377,901)
Prepayment on long term assets	(4,128,711)	-
Payment for land use rights	(25,091)	-
Net cash used in investing activities	(14,052,537)	(570,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes	40,000,000	-
Payment for offering costs	(2,122,509)	-
Net cash provided by financing activities	37,877,491	-

Effect of exchange rate changes on cash and cash equivalents	635,076	69,738

NET INCREASE IN CASH & CASH EQUIVALENTS	27,962,401	1,432,081

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	13,291,729	5,294,213

CASH & CASH EQUIVALENTS, END OF PERIOD	$41,254,130	$6,726,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$57,893	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

China Natural Gas, Inc. (the “Company”) was incorporated in the state of Delaware on March 31, 1999. The Company through its wholly subsidiaries and variable interest entities engages in distribution of natural gas to commercial, industrial and residential customers, construction of pipeline networks, and installation of natural gas fittings and parts for end-users.

On May 15, 2007, the Company’s variable interest entity, through Xi’an Xilan Natural Gas Co, Ltd established Xi'an Xilan Auto Bodyshop Co., Ltd (“XXABC”) with registered capital of $519,200 (RMB 4,000,000) in Shaanxi province, People’s Republic of China (“PRC”). XXABC was established for the purpose of providing modification services to different types of automobiles to be able to use natural gas. XXABC is 100% owned by Xi’an Xilan Natural Gas Co, Ltd.

On March 18, 2008, Xilan Natural Gas Equipment Co., Ltd (“XNGE”) increased its registered capital from $30,000,000 to $53,929,260. The additional $14,429,271 registered capital was contributed by China Natural Gas, Inc on April 17, 2008 and the $9,500,000 registered capital was contributed by China Natural Gas Inc.as a payment to Chemtex International Inc on January 31, 2008, for the purchase of license, know-how, design of constructing the Liquefied Natural Gas (“LNG”) processing plant. The Company is in the process of obtaining the approval and new business license from the PRC government.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiary, Xilan Natural Gas Equipment Co., Ltd and its 100% variable interest entities (“VIE”), Xi’an Xilan Natural Gas Co. Ltd. (“XXNGC”), Shaanxi Jingbian Liquefied Natural Gas Co., Ltd (“SJLNG”) and Xian Xilan Auto Bodyshop Co., Ltd. All inter-company accounts and transactions have been eliminated in the consolidation.

Consolidation of variable interest entity

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

On February 21, 2006, we formed Xilan Natural Gas Equipment Co., Ltd as a wholly owned foreign enterprise (WOFE). We then, through XNGE, entered into exclusive arrangements with Xian Xilan Natural Gas and its shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as variable interest entity pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The arrangements consist of the following agreements:

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Foreign Currency Translation

As of March 31, 2008 and December 31, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB. Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of income and cash flow items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

The balance sheet amounts with the exception of equity at March 31, 2008 were translated 7.00 RMB to $1.00 USD as compared to 7.29 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2008 and 2007 were 7.15 RMB and 7.75 RMB to $1.00 USD, respectively.  Translation adjustments resulting from this process of $5,780,027 and $3,477,025 as of March 31, 2008 and December 31, 2007, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three months ended March 31, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $2,302,002 and $281,404, respectively.

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits total of $40,954,130 and $13,053,994, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company’s management has determined that all receivables are collectible and there is no need for a reserve for bad debts as of March 31, 2008 and December 31, 2007.

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

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the construction of pipelines and material used in repairing and modifying of vehicles. Inventory also consists of natural gas and gasoline.

At March 31, 2008 and December 31, 2007, the following are the details of the inventories:

	2008	2007
Materials and supplies	$258,671	$109,333
Natural gas and gasoline	781,941	122,006
	$1,040,612	$231,339

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings	30 years

At March 31, 2008 and December 31, 2007, the following are the details of the property and equipment:

	2008	2007
Office equipment	$170,710	$163,432
Operating equipment	23,896,744	22,413,270
Vehicles	1,546,627	1,484,892
Buildings	12,708,024	11,943,006
	38,322,105	36,004,600
Less accumulated depreciation	(4,494,373)	(3,712,605)
	$33,827,732	$32,291,995

Depreciation expense for the three months ended March 31, 2008 and 2007 was $656,524 and $351,776, respectively.

Long-Lived Assets

The Company applies the provision of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to all long lived assets., SFAS 144 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

Construction In Progress

Construction in progress consists of the cost of constructing property and equipment for the Company’s use. The major cost of construction in progress relates to material, labor and overhead.

Interest cost capitalized into construction in progress for the three months ended March 31, 2008 and 2007 amounted to $190,648 and $0, respectively.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company’s warrant liability is carried at fair value totaling $17,500,000 as of March 31, 2008. The Company used Level 2 inputs for its valuation methodology for the warrant liability, and their fair values are determined by the price that the Company would be required to repurchase the warrants if they are not exercised.

	Fair Value As of March 31, 2008	Fair Value Measurements at March 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Liabilities
Warrant liability	$17,500,000		$17,500,000

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Derivative Accounting

The Company entered into a 15 days foreign currency forward contract on March 20, 2008. As of March 31, 2008, the fair value of the contract is $8,000,000 (or 788,800,000 Japanese Yen) and is recorded in cash and cash equivalents in the accompanying consolidated balance sheets due to the short term nature of the investment.

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

The Company elected not to apply hedge accounting. For a derivative instrument that is not designated, as a hedge, the change in fair value is recognized in earnings in the period of change. For the period ended March 31, 2008, no gain or loss was incurred.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2008 and 2007 were insignificant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment, an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company did not grant any options and no options were cancelled or exercised during the period ended March 31, 2008 and the year ended December 31, 2007. As of March 31, 2008 and December 31, 2007, there were no options outstanding.

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

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2008 and December 31, 2007, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Local PRC Income Tax

The Company’s subsidiary or variable interest entities operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compare to 33% prior to 2008. The Company’s variable interest entity, XXNGC, is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, except for income from XNGE, SJLNG, XXABC, which subjects to 25% PRC income tax rate, XXNGC’s income is subject to a reduced tax rate of 15%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For the period
	Ended March 31,
	2008	2007
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(1)%
Effect of favorable tax rate	(4)%	(14)%
	21%	19%

The estimated tax savings for the period ended March 31, 2008 and 2007 amounted to approximately $402,051 and $481,871, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended March 31, 2008 and 2007 from $0.10 to $0.08 and $0.09 to $0.07, respectively.

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

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Note 3 –- Other Assets

Other assets at March 31, 2008 and December 31, 2007 consisted of the following,

	2008	2007
Prepaid rent – natural gas stations	$260,951	$225,924
Prepayment for acquiring land use right	1,035,300	993,975
Advances on purchasing equipment/construction in progress	5,167,031	1,501,443
Refundable security deposits	628,320	356,460
Others	47,067	45,250
Total	$7,138,669	$3,123,052

All land in the People’s Republic of China is government owned. However, the government grants the user a land use right to use the land. As of March 31, 2008 and December 31, 2007, the Company prepaid $1,035,300 and $993,975, respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not been granted to the Company. Therefore, the Company did not amortize the prepaid land use rights.

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

Note 4 – Senior Notes Payable

On December 30, 2007, the Company entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”). The Purchase Agreement was subsequently amended on January 29, 2008, pursuant to which the Company (i) agreed to issue to the Investor 5.00% Guaranteed Senior Notes due 2014 (the “Senior Notes”) in aggregate principal amount of RMB 145,000,000 (approximately $20,000,000), (ii) agreed to issue to the Investor Senior Notes in aggregate principal amount of RMB145,000,000 (approximately $20,000,000) on or before March 3, 2008 subject to the Company meeting certain closing conditions, (iii) granted the Investor an option to purchase up to RMB 73,000,000 (approximately $10,000,000) in principal amount of its Senior Notes and (iv) agreed to issue to the Investor seven-year warrants exercisable for up to 2,900,000 shares of the Company’s common stock (the “Warrants”) at an initial exercise price equal to $7.3652 per share, subject to certain adjustments.

On January 29, 2008, the Company completed the sale of RMB145,000,000 (or approximately $20,000,000) in principal amount of the Senior Notes and the issuance of the warrants pursuant to the Purchase Agreement. At the closing, the Company entered into:

•	An indenture for the 5.00% Guaranteed Senior Notes due 2014;
•	An investor rights agreement;
•	A registration rights agreement covering the shares of common stock issuable upon exercise of the warrants;
•	An information rights agreement that grants to the Investor, subject to applicable law, the right to receive certain information regarding the Company, and
•
A share pledge agreement whereby the Company granted to the Collateral Agent (on behalf of the holders of the Senior Notes) a pledge on 65% of the Company’s equity interest in Shaanxi Xilan Natural Gas Equipment Co., Ltd., a PRC corporation and wholly-owned subsidiary of the Company.

•	An account pledge and security agreement whereby the Company granted to the Collateral Agent a security interest in the account where the proceeds from the Senior Notes are deposited.

In addition, Qinan Ji, Chief Executive Officer and Chairman of the Board of the Company, executed a non-competition agreement for the benefit of the Investor.

The Senior Note in the amount of RMB 145,000,000 was issued pursuant to an indenture between the Company and DB Trustees (Hong Kong) Limited, as trustee, at the closing. The Senior Notes will mature on January 30, 2014 and will initially bear interest at the stated interest rate of 5.00% per annum, subject to increase in the event of certain circumstances. The Company is required to make mandatory prepayments on the Senior Notes on the following dates and in the following amounts, expressed as a percentage of the aggregate principal amount of Notes that will be outstanding on the first such payment date:

Date	Prepayment Amount
July 30, 2011	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%

During the twelve month period commencing January 30 of the years set forth below, the Company may redeem the Senior Notes at the following percentage of the principal amount:

Year	Percent of Principal
2009	108.0%
2010	106.0%
2011	104.0%
2012	102.0%
2013 and thereafter	100.0%

Upon the happening of certain events defined in the indenture, the Company must offer the holders of the Senior Notes the right to require the Company to purchase the Senior Notes in an amount equal to 105% of the aggregate principal amount purchased plus accrued and unpaid interest on the Senior Notes purchased.

The indenture requires the Company to pay additional interest at the rate of 3.0% per annum of the Senior Notes if the Company has not obtained a listing of its common stock on the Nasdaq Global Market, the Nasdaq Capital Market or the New York Stock Exchange by January 29, 2009 and maintained such listing continuously thereafter as long as the Senior Notes are outstanding. Pursuant to the registration rights agreement (described herein), the Company has agreed to pay additional interest at the rate of 1.0% per annum of the Senior Notes principal amount outstanding for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement.

The indenture limits the Company's ability to incur debt and liens, make dividend payments and stock repurchases, make investments, reinvest proceeds from asset sales and enter into transactions with affiliates, among other things. The indenture also requires the Company to maintain certain financial ratios.

The Company also entered into an investor rights agreement, pursuant to which, as long as an investor holds at least 10% of the aggregate principal amount of the Senior Notes issued and outstanding or at least 3% of the Company’s issued and outstanding common stock pursuant to the warrants on an as-exercised basis (“Minimum Holding”), the Company has agreed not to undertake certain corporate actions without prior Investor approval. In addition, so long as an Investor owns the Minimum Holding, such Investor shall have a right of first refusal for future debt securities offerings by the Company and the Company is subject to certain transfer restrictions on its securities and certain other properties.

From the Closing Date and as long as the Investor continues to hold more than 10% of the outstanding shares of common stock on an as-converted, fully-diluted basis, the Investor shall be entitled to appoint one of the Company’s board of directors (the “Investor Director”). The Investor Director shall be entitled to serve on each committee of the board, except that, the Investor Director shall not serve on the audit committee unless it is an independent director. Mr. Ji has agreed to vote his shares for the election of the Investor Director.

The Company is required to prepare and file a registration statement covering the sales of all of the shares of common stock issuable upon exercise of the warrants (the “Warrant Shares”), subject to any limitation required by applicable of Rule 415 of the SEC pursuant to the Securities Act of 1933 and to have the registration statement declared effective by June 27, 2008. In the event that the registration statement has not been declared effective by the SEC on or before June 27, 2008 or if effectiveness of the registration statement is suspended at any time other than pursuant to a suspension notice, for each 90-day period during which the registration default remains uncured, the Company shall be required to pay additional interest at the rate of one percent (1%) of the Senior Notes.

On March 3, 2008, the Investor exercised its option to purchase the First Option Notes for an additional RMB145,000,000 (approximately $20,000,000) in aggregate principal amount of Senior Notes. On March 10, 2008, the Company issued Senior Notes for an additional aggregate principal amount of RMB145,000,000 (approximately $20,000,000) representing the First Option Notes for total Senior Notes of RMB290,000,000 (approximately $40,000,000).

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes. For the three months ended March 31, 208, the Company amortized $56,270 of the aforesaid issuance costs, net of capitalized of interest.

In connection with the Securities Purchase Agreement, the Company agreed to issue to the Investor seven-year warrants exercisable for up to 2,900,000 shares of the Company’s common stock at an initial exercise price equal to $7.3652 per share, subject to certain adjustments. The exercise price of the Warrants is adjusted on the first anniversary of issuance and thereafter, at every six month anniversary beginning in the fiscal year 2009 if the volume weighted average price, or VWAP, (as defined therein) for the 15 trading days prior to the applicable reset date is less than the then applicable exercise price, in which case the exercise price shall be adjusted downward to the then current VWAP; provided, however, that in no event shall the exercise price be adjusted below $3.6826 per share.

If the Company’s consolidated net profit after tax does not reach the stated level for 2007 or 2008, the exercise price of the warrants shall be adjusted by multiplying the current exercise price by a fraction, the numerator of which is the sum of (i) the number of shares of the Company’s common stock outstanding immediately prior to such adjustment and (ii) 87,000, and the denominator of which is the number of shares of the Company’s common stock outstanding immediately prior to such adjustment. Pursuant to the terms of the warrant agreement, a holder cannot exercise the Warrants to the extent that the number of shares of Common Stock beneficially owned by the holder would, following such exercise, exceed 9.9% of the outstanding shares of common stock at the time of exercise.

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security. If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the three months ended March 31, 2008, the Company amortized $146,663 of the aforesaid discounts, net of capitalized of interest.

Note 5 – Stockholders’ Equity

Common stock

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

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,140,286	$3.60	-
Granted	767,308	$7.79	-
Forfeited	-	-	-
Exercised	(819,110)	$3.60	-
Outstanding, December 31, 2007	1,088,484	$6.55	$376,977
Granted	2,900,000	$7.37	-
Forfeited
Exercised
Outstanding, March 31, 2008	3,988,484	$7.14	-

Following is a summary of the status of warrants outstanding at March 31, 2008:

Outstanding warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$ 3.60	321,176	0.78	$3.60	321,176
$ 7.37	2,900,000	6.83	$7.37	2,900,000
$ 7.79	767,308	4.34	$7.79	767,308
$ 7.14	3,988,484	5.86	$7.14	3,988,484

Note 6 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14 % of the current salary expense. The total contribution for the above plan was $0 and $20,132 for the three months ended March 31, 2008 and 2007, respectively.

Note 7 – Statutory Reserve

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

The Company has appropriated $365,766 and $341,860 as reserve for the statutory surplus reserve for the three months ended March 31, 2008 and 2007, respectively.

Note 8 – Earnings Per Share

Earnings per share for the period ended March 31, 2008 and 2007 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the period ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Basic earning per share

Net income	$2,808,571	$2,110,326

Weighted shares outstanding-Basic	29,200,304	24,210,183

Earnings per share-Basic	$0.10	$0.09

Diluted earning per share

Net income	$2,808,571	$2,110,326

Weighted shares outstanding-Basic	29,200,304	24,210,183
Effect of diluted securities-Warrants	133,780	-
Weighted shares outstanding-Diluted	29,334,084	24,210,183

Earnings per share -Diluted	$0.10	$0.09

At March 31, 2008 and 2007, the Company had outstanding warrants of 3,988,484 and 1,140,286, respectively. For the three months ended March 31, 2008, the average stock price was greater than the exercise prices of the 321,176 warrants which resulted in additional weighted average common stock equivalents of 133,780; 3,667,308 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three months ended March 31, 2007, all outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 9 – Current Vulnerability Due to Certain Concentrations

For the period ended March 31, 2008 and 2007, the Company purchased all of the natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. No amount was owed to these vendors at March 31, 2008. Except for Shaanxi Natural Gas Co Ltd, the other two vendors have long-term agreements with the Company without minimum purchase requirements. The Company has had annual agreements from July 1, 2007 to June 30, 2008 with Shaanxi Natural Gas Co Ltd to purchase certain amount of natural gas. For the year ending June 30, 2008, the minimum purchase was 12.93 million cubic meters. Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the period ended March 31, 2008, three suppliers accounted for 64.18%of the total inventory purchased by the Company and for the period ended March 31, 2007, two supplier accounts for 90.90% of the total inventory purchased by the Company

For the period ended March 31, 2008, two suppliers accounted for 61.55 %of the total equipment purchased by the Company and for the period ended March 31, 2007, two suppliers accounted for 44.9% of the total equipment purchased by the Company.

Four customers accounted for 7.92 % of the Company’s installation revenue for the period ended March 31, 2008 and four customers accounted for 42.6% of the Company’s installation revenue for the period ended March 31, 2007.

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

Note 10 – Commitments and Contingencies

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS 13, “Accounting for leases.” The Company entered into series of long term lease agreements with outside parties to lease land use right to the self-built Natural Gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayment for most lease agreements. The Company also entered into two office leases in Xian, PRC and New York, NY. The minimum future payment for leasing land use rights and offices is as follows:

Nine months ending December 31, 2008	$537,222
Year ended December 31, 2009	716,296
Year ended December 31, 2010	716,296
Year ended December 31, 2011	705,454
Year ended December 31, 2012	650,771
Thereafter	2,336,584
Total	$5,662,623

For the period ended March 31, 2008 and 2007, the land use right and office lease expenses were $63,247 and $ 22,723, respectively.

Note 11 – Subsequent Event

On April 8, 2008, the Company has entered into an agreement with the Xi'an Internal Port Administrative Committee to participate in the development of both Xi'an International Port District and Baliu Ecological Park.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included in this Report. Unless otherwise noted, all amounts are expressed in U.S. dollars. The following discussion regarding the Company and its business and operations contains forward-looking statements that consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, these include statements relating to our expectation that we will continue to have adequate liquidity from cash flow from operations and the other risks and uncertainties, which are described below under "RISK FACTORS." The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including the risk factors discussed in this Report. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

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

We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The People's Republic of China ("China" or the "PRC") through a network of 120km high pressure pipelines. We also distribute and sell CNG as vehicular fuel through a network of approximately 27 CNG filling stations in Shaanxi and Henan Provinces.  As of March 31, 2008, we own and operate 17 CNG filling stations in Shaanxi Province and 10 CNG filling stations in Henan Province.

We operate three primary business lines:

•	Distribution and sale of compressed natural gas (CNG) through Company-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles (27 stations as of March 31, 2008);

•
Distribution and sale of piped natural gas to residential, commercial and industrial customers through Company-owned pipelines. The Company distributes and sells natural gas to approximately 90,269 homes and businesses as of March 31, 2008; and

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

On October 24, 2006, Xi’an Xilan Natural Gas formed a wholly-owned subsidiary, Shaanxi Jingbian Liquified Natural Gas Co., Ltd., for the purpose of constructing a liquefied natural gas facility to be located in Jingbian, Shaanxi Province. We plan to invest approximately $40 million to construct this facility, and we have secured such funding for this project through security purchase agreement with Abax Lotus Ltd. The LNG plant is under construction and is expected to start operation in late 2009. Once completed, the plant has LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Three Months Ended March 31, 2008 and 2007:

The following table presents certain consolidated statement of operations information. Financial information is presented for the three months ended March 31, 2008 and 2007.

	March 31, 2008	March 31, 2007
Revenues	$14,025,674	$6,743,576
Cost of Revenues	7,937,198	3,226,217
Operating Expenses	2,280,939	1,015,508
Income from Operations	3,807,537	2,501,851
Net Income	$2,808,571	$2,110,326

Revenues: We generated approximately 80.89% of our revenues in the three months ended March 31, 2008 from the sale of natural gas and approximately 19.11% of our revenues from installation fees, conversion fees, and other sources. Sales of natural gas at the Company-owned filling stations accounted for approximately 77.30% of our total revenues in the three months ended March 31, 2008, or approximately $10,842,155 which was the largest contribution of our three business lines.

Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 11.89% of our total revenues in the three months ended March 31, 2008, or approximately $1,667,929, including both natural gas sales and installation fees. The Company expects natural gas revenues to increase on both an actual basis and as a percentage of revenue in 2008.

As of March 31, 2008, the Company had approximately 90,269 pipeline customers, an increase of approximately 15,269 customers over the same period in 2007, and had constructed and acquired 27 filling stations, an increase of 13 stations over the same period in 2007. In the second quarter of 2008, the Company expects to add up to 4,500 pipeline customers and 5 additional filling stations, which the Company estimates will increase sales of natural gas by 37.7 million cubic meters.

We had total revenues of $14,025,674 for the three months ended March 31, 2008, an increase of $7,282,098 or 107.99%, compared to $6,743,576 for the three months ended March 31, 2007. The increase in revenues was primarily due to the material increase in the number of company owned filling stations as well as an increase in the number of residential, commercial and industrial pipeline customers from approximately 75,000 in the three months ended March 31, 2007 to approximately 90,269 in the three months ended March 31, 2008.

New pipeline customers pay approximately 60% of the installation costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During the three months ended March 31, 2008, our installation revenues decreased approximately 41.66% over the same period in 2007 and our sales of natural gas increased approximately 130.43% over the previous year. Two customers accounted for approximately 6.87% of the Company's installation revenue for the three months ended March 31, 2008.

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

Cost of revenues in the three months ended March 31, 2008 was $7,937,198, an increase of $4,710,981 or approximately 146.02% over the same period in 2007. Cost of natural gas increased by approximately 148.02% to $6,182,274 in the three months ended March 31, 2008, as compared with $2,492,651 for the same period in 2007. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. In addition, our installation costs decreased in the three months ended March 31, 2008 by approximately 46.26% to $394,231, as compared with $733,566 in the same period in 2007 as a result of the decrease in new pipeline customers.

We purchase all of our natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. Due to the soaring crude oil price and ever increasing demand for energy consumption, the National Development and Reform Commission, which regulates the energy price in China, adjusted the upstream natural gas price for industrial users and vehicular CNG distributors upward by ¥0.4/CM, or 35% in November, 2007. The retail price for vehicular CNG was adjusted upward at a ratio of 0.75:1 to the retail price of #90 gasoline at November, 2007. Many large cities see dramatic increase in retail vehicular CNG price, for example 66% in Shanghai and 21% (taxi) and 38% (bus) in Tianjin. However, natural gas price for residential customers is not adjusted. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, and maintain a stable flow of supply. The government has also undertaken programs to promote the economy growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

Gross profit: The Company earned a gross profit of $6,088,476 for the three months ended March 31, 2008, an increase of $2,571,117 or approximately 73.10%, compared to $3,517,359 for the three months ended March 31, 2007. The increase in gross profit is due to a material increase in gas sales and installation revenues in this quarter, partially offset by an increase in cost of sales.

Gross margin: Gross margin, as a percentage of revenues, decreased to approximately 43.41% for the three months ended March 31, 2008, from approximately 52.16% for the three months ended March 31, 2007. The decrease in gross margin is primarily due to the lower margin from CNG stations in Henan region which contribute larger portion of total gross profit than those from the same period in 2007. In addition, Auto Conversion division, which did not exist in the first quarter in 2007, is another factor contributed to lower margin in the three months period ended March 31, 2008.

Operating expenses: The Company incurred operating expenses of $2,280,939 for the three months ended March 31, 2008, an increase of $1,265,431, or approximately 124.61%, compared to $1,015,508 for the three months ended March 31, 2007. Our operating expenses increased primarily as a result of expenses related to the operation of 13 newly added CNG stations since March 31, 2007, recruitment of more employees as well as the on-going expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased in the three months ended March 31, 2008 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations by hiring more sales persons, purchasing more tankers and using more utilities.

For the three months ended March 31, 2008, two suppliers accounted for 91.25% of the total equipment we purchased for installation activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these two vendors would not have a material adverse effect on our operations.

Income tax was $687,465 for the three months ended March 31, 2008, as compared to $401,317 for the three months ended March 31, 2007. The increase in income tax was attributed to the growth of installation fees and the sale of natural gas.

Net Income: Net income increased to $2,808,571 for the three months ended March 31, 2008, an increase of $698,245 or approximately 33.09% from $2,110,326 for the three months ended March 31, 2007. The increased net income reflects the Company’s strong and steady profit generating ability. The Company expects natural gas revenues continue to increase on both an actual basis and as a percentage of revenue. In the second quarter of 2008, the Company expects to add up to 4,500 pipeline customers and add additional 5 filling stations, which the Company estimates will increase sales of natural gas by 37.7 million cubic meters.

Liquidity and Capital Resources

As of March 31, 2008, the Company had $41,254,130 of cash and cash equivalents on hand compared to $13,291,729 of cash and cash equivalents as of December 31, 2007.

Cash flows provided by operating activities was $3,502,371 for the three months ended March 31, 2008 compared to net cash provided by operations of $1,932,476 in the corresponding period last year. The primary reason for the change is attributed to the income generated from revenue, decrease in other receivables and increase in taxes payable.

Cash outflows for investing activities increased from $570,133 in the three months ended March 31, 2007 to $14,052,537 for the same period in 2008 primarily because of the prepayment to equipment suppliers of the LNG plant and additions to construction in progress, as well as purchasing other long term assets and payment for land use rights.

Cash inflow for financing activities was $37,877,491 for the three months ended March 31, 2008, compared to zero in the corresponding previous year. The financing cash flow comes from the sale of senior notes to Abax Lotus, partially offset by the offering cost.

The Company expects to add 5 additional CNG filling stations in the second quarter of 2008. The Company expects to invest between $4.0 million and $6.0 million in new stations, and the funds for these investing activities will primarily come from the Company's operating and financing cash flows.

The Company paid $9.5 million for the LNG processing plant as a prepayment on equipments as well as consulting fees. The Company expects to pay the LNG related fees in the subsequent quarters with funds already secured and internally generated cash flows.

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

OFF-BALANCE SHEET ARRANGEMENTS

We entered in to a foreign currency forward contract in March 2008 and please refer to footnote under “Derivative Accounting” for more details. We also entered into series of long term lease agreements with outside parties to lease land use right to the self-built natural gas filling stations located in the PRC, and please refer to footnote 4 to the financial statements for details. We have purchase agreements with several natural gas suppliers and please see footnote 9 for more explanations. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were satisfactory subject to the following:

•
Inadequate US GAAP expertise - The current staff in the accounting department is inexperienced and they was primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.  They need substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

We have engaged Pickard & Green, CPAs, a Certified Public Accounting firm in Valencia, CA, to serve as our accountant.  They are mainly engaged to perform our financial statements consolidation and to prepare our financial statements.  In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements,and SEC financial reporting requirements.

In addition, we plan to allocate additional resources to train our existing accounting staff and continue this effort in the future.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1 A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this report, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS

Prices of natural gas can be subject to significant fluctuations, which may affect and bring uncertainty to our business and financial condition.

We obtain most of our natural gas from government owned entities and our supply contracts are subject to review every six months. The supply price for natural gas is strictly controlled by the PRC government and has remained stable over the past three years. We do not expect any difficulty in renewing our supply contracts during the next 12 months, nor do we expect any significant change to natural gas supply price in China during the same period. However, the price level of natural gas could fluctuate in response to changing national or international market forces, to political events, OPEC actions and other factors over the short to medium term, and to industry economics over the long term. Accordingly, the PRC government may adjust its controlled price limit and our suppliers may be able to increase or decrease their supply price to us. This would bring uncertainty to our business and may affect our financial condition.

We are dependent on supplies of natural gas to deliver to our customers.

With the exception of certain compressed and liquid natural gas supplies, we obtain our supplies of natural gas from government owned entities. The ability to deliver our product is dependent on a sufficient supply of natural gas and if we are unable to obtain a sufficient natural gas supply, it could prevent us making deliveries to our customers. While we have supply contracts, we do not control the government owned suppliers or other suppliers, nor are we able to control the amount of time and effort they put forth on our behalf. It is possible that our suppliers will not perform as expected, and that they may breach or terminate their agreements with us. It is also possible that, after a regular semi-annual review of our primary supply contract, they choose to provide services to a competitor. Any failure to obtain supplies of natural gas could prevent us from delivering such to our customers and could have a material adverse affect on our business and financial condition.

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

We have maintained adequate coverage at reasonable rates and have experienced no material uninsured losses. However, the occurrence of an unexpected while significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its indemnification obligations, may result in our incurring substantial costs and materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates considered as reasonable.

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

Our future success depends heavily upon the continuing services of the members of our senior management team, particularly Mr.Ji, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on Mr.Ji’s expertise in our business operations and on his personal relationships with the relevant regulatory authorities, customers and suppliers. We do not currently have employment contracts with our senior executives. If, for any reason, our senior executives do not continue to be active in management, our business, or the financial condition of our Company, our results of operations could be adversely affected. In addition, we do not maintain life insurance on our senior executives and other key employees.

We may need to raise capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate acquisitions and business development plans.

If in the future, we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to continue the development, commercialization and marketing of our business. The projects we are currently pursuing include the LNG project, the Xi'an International Port District project, and Baliu Ecological Park project.

We cannot be certain that funding will be available. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back, discontinue our planned acquisitions or business development plans or obtain funds by entering into agreements on unattractive terms.

Our strategy of geographic expansion and our effort of acquiring additional filling stations may fail.

As part of our business strategy, we continue to expand our operations into more regions in China as we address growth in our natural gas user base and market opportunities. We are constructing new CNG filling stations and acquiring existing stations in those regions. These actions may require a significant amount of capital investment, and involve uncertainties and risks. We might not be as familiar with the local markets as we are in Henan Province and in our home market Shaanxi Province. Our effort of geographic expansion may fail resulting in loss of investment, competitive edge, and the opportunity to enter into those markets in the near future.

We may not be able to manage our expanding operations effectively.

To manage the potential growth of our operations and personnel, as well as geographically dispersed CNG filling stations, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base, including staff from acquired CNG filling stations. This requires significant time and resource commitments from us and our senior management, who will also be required to maintain and expand our relationships with local governments. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Our failure to manage growth and operate efficiently could harm our business and adversely affect our financial conditions.

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

China’s Tax Policies could affect our earnings results.

The PRC government currently grants companies in the natural gas industry a reduced tax rate to encourage the development of the industry. Our variable interest entity, XXNGC, enjoys the reduced tax rate of 15%. If there’s any change in this favorable policy, though not currently expected, it could adversely affect our earnings results.

Capital outflow policies in The People's Republic of China may hamper our ability to remit income to the United States.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, on the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under our current structure, our income is primarily derived from payments from Xi’an Xilan Natural Gas Co. Shortages in the availability of foreign currency may restrict the ability of Xi’an Xilan Natural Gas to remit sufficient foreign currency to pay dividends, if any, or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends, if any, in foreign currencies to our shareholders.

Although we do not import goods into or export goods out of The People's Republic of China, fluctuation of the RMB may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to changes in the People's Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of March 31, 2008, the exchange rate between the RMB and the United States dollar was 7.00 RMB to every one USD (middle price).

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

There is uncertainty as to whether courts of the People’s Republic of China would enforce:

•	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

•
In original actions brought in the People’s Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

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

China officially entered the WTO on December 11, 2001. As the country follows its timetable in the WTO accession agreements to release restrictions on international trade and to improve the investment environment, countries with large natural gas reserves including Saudi Arabia may gain more access to China’s natural gas market, and foreign investments may be allowed to invest in natural gas industry. Such events could lead to increased competition in the natural gas industry in China.

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

The PRC government regulates the natural gas industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the natural gas industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the natural gas industry include, but are not limited to, the following:

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

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We have incurred and will continue to incur costs associated with our public company reporting and compliance requirements, including corporate governance requirements under the Sarbanes-Oxley Act of 2002 and rules implemented by the Securities and Exchange Commission, or the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make certain activities more time-consuming and costly.

We may have exposure to greater than anticipated tax liabilities.

We are subject to income tax, business tax and other taxes in many provinces and cities in China and our tax structure is subject to review by various local tax authorities. The determination of our provision for income tax and other tax liabilities requires significant judgment and in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate decisions by the relevant tax authorities may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

 We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, we may be adversely affected.

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
China Natural Gas, Inc.

May 19, 2008	By:	/s/ Qinan Ji
Qinan Ji Chief Executive Officer

May 19, 2008	By:	/s/ Lihong Guo
Lihong Guo Chief Financial Officer (Principal Financial and Accounting Officer)