Form 10-Q
period 2008-06-30
China Natural Gas, Inc.
filed 2008-08-14
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

_______________________
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
Yes ☐ No ☒

China Natural Gas, Inc.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 and DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$29,180,315	$13,291,729
Short-term investments	-	238,554
Accounts receivable	854,537	306,179
Other receivable	480,690	549,820
Inventories	523,027	231,339
Advances	993,348	663,041
Prepaid expense and other current assets	771,327	109,722
Loan receivable	291,800	274,200
Total current assets	33,095,044	15,664,584

PROPERTY AND EQUIPMENT, net	45,581,330	32,291,995
CONSTRUCTION IN PROGRESS	15,537,703	2,210,367
FINANCING COSTS	1,951,746	-
OTHER ASSETS	7,030,886	3,123,052

TOTAL ASSETS	$103,196,709	$53,289,998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$365,561	$293,970
Other payables	68,458	249,719
Accrued expense	141,170	-
Unearned revenue	893,960	327,220
Accrued interest	741,667	-
Taxes payable	1,732,193	1,211,775
Total current liabilities	3,943,009	2,082,684

LONG-TERM LIABILITIES:
Notes payable, net of $16,693,697 discount	23,306,303	-
Derivative liabilities - warrants	17,500,000	-
Total long-term liabilities	40,806,303	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 authorized shares
29,200,304 shares issued and outstanding at June 30, 2008
and December 31, 2007	2,920	2,920
Additional paid-in capital	32,085,775	32,046,879
Stockholder receivable	(2,918,000)	-
Cumulative translation adjustment	7,274,749	3,477,025
Statutory reserves	2,654,063	1,802,735
Retained earnings	19,347,890	13,877,755
Total stockholders' equity	58,447,397	51,207,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,196,709	$53,289,998

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Revenue
Natural gas revenue	$13,794,866	$6,765,265	$25,140,185	$11,688,837
Installation and other	3,095,620	1,508,044	5,775,975	3,328,048

Total revenue	16,890,486	8,273,309	30,916,160	15,016,885

Cost of revenue
Natural gas cost	7,214,469	3,463,242	13,396,743	5,955,893
Installation and other	2,010,254	666,957	3,765,178	1,400,523

Total cost of revenue	9,224,723	4,130,199	17,161,921	7,356,416

Gross profit	7,665,763	4,143,110	13,754,239	7,660,469

Operating expenses
Selling	1,568,674	682,423	2,910,288	1,276,552
General and administrative	1,040,000	260,883	1,979,325	682,262

Total operating expenses	2,608,674	943,306	4,889,613	1,958,814

Income from operations	5,057,089	3,199,804	8,864,626	5,701,655

Non-operating income (expense):
Interest income	51,476	8,330	106,761	17,739
Interest expense	(676,569)	-	(1,036,229)	-
Other income	7,766	7,973	8,440	8,356
Other expense	(64,197)	-	(71,997)	-

Total non-operating income (expense)	(681,524)	16,303	(993,025)	26,095

Income before income tax	4,375,565	3,216,107	7,871,601	5,727,750

Provision for income tax	862,673	471,098	1,550,138	872,415

Net income	3,512,892	2,745,009	6,321,463	4,855,335

Other comprehensive income
Foreign currency translation gain	1,494,722	455,308	3,797,724	736,712
Comprehensive Income	$5,007,614	$3,200,317	$10,119,187	$5,592,047

Weighted average shares outstanding
Basic	29,200,304	24,210,183	29,200,304	24,210,183
Diluted	29,323,495	24,210,183	29,329,733	24,210,183

Earnings per share
Basic	$0.12	$0.11	$0.22	$0.20
Diluted	$0.12	$0.11	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 2008 AND 2007
(Unaudited)

	Six months ended
	June 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,321,463	$4,855,335
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,358,378	726,256
Loss on disposal of building improvements and equipment	12,134	-
Amortization of discount on senior notes	459,473	-
Amortization of financing costs	122,592	-
Stock based compensation	38,896	-
Change in assets and liabilities:
Accounts receivable	(513,994)	(123,663)
Other receivable	101,267	(608,070)
Inventories	(269,136)	156,897
Advances	(279,741)	207,903
Prepaid expense and other current assets	(637,244)	199,307
Accounts payable	50,023	358,550
Other payables	8,525	(161,022)
Accrued expense	(61,463)	-
Accrued interest	454,164	-
Unearned revenue	530,551	58,409
Taxes payable	430,244	(343,379)
Net cash provided by operating activities	8,126,132	5,326,523

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,471,764)	(3,203,009)
Additions to construction in progress	(11,736,887)	-
Prepayment on long term assets	(3,559,485)	-
Payment for land use rights	(36,341)	-
Proceeds from short term investments	246,802	-
Increase in stockholder receivable	(2,836,800)
Net cash used in investing activities	(30,394,475)	(3,203,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes	40,000,000	-
Payment for offering costs	(2,122,509)	-
Net cash provided by financing activities	37,877,491	-

Effect of exchange rate changes on cash and cash equivalents	279,438	183,631

NET INCREASE IN CASH & CASH EQUIVALENTS	15,888,586	2,307,145

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	13,291,729	5,294,213

CASH & CASH EQUIVALENTS, END OF PERIOD	$29,180,315	$7,601,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$1,203,048	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company”) was incorporated in the state of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entities engages in distribution of natural gas to commercial, industrial and residential customers, construction of pipeline networks, and installation of natural gas fittings and parts for end-users.

On May 15, 2007, the Company’s variable interest entity, through Xi’an Xilan Natural Gas Co, Ltd. (“XXNGC”) established Xi'an Xilan Auto Bodyshop Co., Ltd (“XXABC”) with registered capital of $519,200 in Shaanxi province, People’s Republic of China (“PRC”). XXABC was established for the purpose of providing modification services to different types of automobiles to be able to use natural gas. XXABC is 100% owned by Xi’an Xilan Natural Gas Co, Ltd.

On March 18, 2008, Xilan Natural Gas Equipment Co., Ltd (“XNGE”) increased its registered capital from $30,000,000 to $53,929,260. The additional $14,429,271 registered capital was contributed by China Natural Gas, Inc on April 17, 2008 and the $9,500,000 registered capital was contributed by China Natural Gas Inc. as a payment to Chemtex International Inc on January 31, 2008, for the purchase of license, know-how, design of constructing the Liquefied Natural Gas (“LNG”) processing plant.

On April 22, 2008, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd. (“SJLNG”) increased its registered capital by $2,862,000. SJLNG is 100% owned by Xi’an Xilan Natural Gas Co., Ltd.

On April 30, 2008, the Industrial and Commercial Administration Bureau approved XXNGC to increase registered capital from $8,336,856 to $43,443,640 as an additional contribution by the shareholders of XXNGC under PRC Law. $15,513,526 was approved by the Industrial and Commercial Administration Bureau to be transferred out from the surplus reserve and retained earning as an increase of registered capital. Another $19,593,258 was contributed by XNGE cumulatively prior April 30, 2008, which was previously classified as intercompany payable in XXNGC and was eliminated in the consolidated financial statements. The increase in registered capital in XXNGC was in compliance with the Addendum to Option Agreement entered by the Company through XXGE and XXNGC, Mr. Qinan Ji, chairman and shareholder of XXNGC, and each of the shareholders of XXNGC (hereafter collectively referred to as the “Transferor”) on August 8, 2008, and made retroactive to June 30, 2008. See “Consolidation of Variable Interest Entity” section for further detail on the Addendum to Option Agreement.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiary, Xilan Natural Gas Equipment Co., Ltd and its 100% variable interest entities (“VIE”), Xi’an Xilan Natural Gas Co. Ltd., Shaanxi Jingbian Liquefied Natural Gas Co., Ltd and Xian Xilan Auto Bodyshop Co., Ltd. All inter-company accounts and transactions have been eliminated in the consolidation.

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

On February 21, 2006, we formed Xilan Natural Gas Equipment Co., Ltd as a wholly-owned foreign enterprise (WOFE). We then, through XNGE, entered into exclusive arrangements with Xian Xilan Natural Gas and its shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The arrangements consist of the following agreements:

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

On August 8, 2008, the Company through XXGE entered into an Addendum to Option Agreement with Mr. Qinan Ji, chairman and shareholder of XXNGC, and each of the shareholders of XXNGC (hereafter collectively referred to as the “Transferor”), and made retroactive to June 30, 2008. According to the agreement, the Chairman and the Shareholders of XXNGC irrevocably grants to XNGE an option to purchase or cause any person designated by XNGE to purchase, to the extent permitted under PRC Law, according to the steps determined by XNGE, at $1.00 for each Transferors’ Purchased Equity Interest or the lowest price permissible under the applicable laws if the applicable PRC laws stipulate restrictions on the purchase price of the Additional Equity Interest at the time that Equipment exercise the Option. The Agreement limits the XXNGC and the transferors’ right to make certain equity interest related decisions. This Addendum supplements that certain Option Agreement entered into as of August 17, 2007 and effective as of March 8, 2006 and is in addition to the rights granted in the Agreement.

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Foreign Currency Translation

As of June 30, 2008 and December 31, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB. Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of income and cash flow items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

The balance sheet amounts with the exception of equity at June 30, 2008 were translated 6.85 RMB to $1.00 USD as compared to 7.29 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2008 and 2007 were 7.05 RMB and 7.73 RMB to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2008 and 2007 were 6.97 RMB and 7.69 RMB to $1.00 USD, respectively. Translation adjustments resulting from this process in the amount of $7,274,749 and $3,477,025 as of June 30, 2008 and December 31, 2007, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the six months ended June 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $3,797,724 and $736,712, respectively. For the three months ended June 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $1,494,722 and $455,308, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of June 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits of $29,063,157 and $13,053,994, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Short Term Investments

Short-term investments are securities classified as available for sale, held by a private investment trust company for investing activities. Gain or loss on securities is computed using cost basis of first-in, first-out (FIFO) basis. The fair value of securities at December 31, 2007 totaled $238,554, which equaled the original costs, and was returned to the Company in March 2008.

Accounts Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis in the period of the related sales. The Company’s management has determined that all receivables are collectible and there is no need for a reserve for bad debts as of June 30, 2008 and December 31, 2007.

Other Receivable

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions to be performed in a timely manner. The Company has full oversight and control over the advanced accounts. Therefore, the allowance for the uncollectible accounts is nil.

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

At June 30, 2008 and December 31, 2007, the following are the details of the inventories:

	June 30, 2008	December 31, 2007
	(Unaudited)
Materials and supplies	$205,068	$109,333
Natural gas and gasoline	317,959	122,006
	$523,027	$231,339

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings	30 years

At June 30, 2008 and December 31, 2007, the following are the details of the property and equipment:

	June 30, 2008	December 31,2007
	(Unaudited)
Office equipment	$192,676	$163,432
Operating equipment	31,972,049	22,413,270
Vehicles	1,980,343	1,484,892
Buildings	16,740,143	11,943,006
	50,885,211	36,004,600
Less accumulated depreciation	(5,303,881)	(3,712,605)
	$45,581,330	$32,291,995

Depreciation expense for the six months ended June 30, 2008 and 2007 was $1,358,378 and $726,256, respectively. Depreciation expense for the three months ended June 30, 2008 and 2007 was $701,854 and $374,480, respectively.

Long-Lived Assets

The Company applies the provision of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to all long lived assets. SFAS 144 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for the Company’s use. The major cost of construction in progress relates to material, labor and overhead.

Interest cost capitalized into construction in progress for the six months ended June 30, 2008 and 2007 amounted to $682,504 and $0, respectively. Interest cost capitalized into construction in progress for the three months ended June 30, 2008 and 2007 amounted to $491,856 and $0, respectively.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company’s warrant liability is carried at fair value totaling $17,500,000 as of June 30, 2008. The Company used Level 2 inputs for its valuation methodology for the warrant liability, and their fair values are determined by the price that the Company would be required to repurchase the warrants if they are not exercised.

	Fair Value as of	Fair Value Measurements at June 30, 2008
	June 30, 2008	Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$17,500,000		$17,500,000

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

The Company elected not to apply hedge accounting; therefore the change in fair value is recognized in earnings each reporting period. The Company did not have any derivatives during the period.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months. Revenue from repairing and modifying vehicles is recorded when service are rendered to and accepted by the customers.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six and three months ended June 30, 2008 and 2007 were insignificant.

Stock-Based Compensation

The Company records and reports stock-based compensation pursuant to SFAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. (EITF) 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2008 and December 31, 2007, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

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

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For three months ended		For six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Tax provision (credit) at statutory rate	34%	34%	34%	34%
Foreign tax rate difference	(9%)	(1%)	(9%)	(1%)
Effect of favorable tax rate	(4%)	(14%)	(4%)	(14%)
	21%	19%	21%	19%

The estimated tax savings for the six months ended June 30, 2008 and 2007 amounted to $933,423 and $1,042,675, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the six months ended June 30, 2008 and 2007 from $0.22 to $0.19 and $0.20 to $0.16, respectively. The estimated tax savings for the three months ended June 30, 2008 and 2007 amounted to $531,372 and $560,804, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended June 30, 2008 and 2007 from $0.12 to $0.10 and $0.11 to $0.09, respectively.

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

Basic and Diluted Earning Per Share

Earning per share is calculated in accordance with the SFAS 128, “Earnings per share”. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

Note 3 - Other Assets

Other assets at June 30, 2008 and December 31, 2007 consisted of the following,

	June 30,	December 31,
	2008	2007
	(Unaudited)
Prepaid rent - natural gas stations	$277,807	$225,924
Prepayment for acquiring land use right	1,057,775	993,975
Advances on purchasing equipment/construction in progress	5,259,187	1,501,443
Refundable security deposits	379,340	356,460
Others	56,777	45,250
Total	$7,030,886	$3,123,052

All land in the People’s Republic of China is government owned. However, the government grants the user a land use right to use the land. As of June 30, 2008 and December 31, 2007, the Company prepaid $1,057,775 and $993,975, respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not been granted to the Company. Therefore, the Company did not amortize the prepaid land use rights.

Advances on the purchase of equipment/construction in progress are monies deposited or advanced to outside vendors/subcontractors for the purchase of operating equipment or for services to be provided for constructions in progress.

Refundable security deposits are monies deposited with one of the Company’s major vendors and gas station landlord. These amounts will be returned to the Company if they terminate the business relationship or at the end of the lease.

Note 4 - Senior Notes Payable

On December 30, 2007, the Company entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”). The Purchase Agreement was subsequently amended on January 29, 2008, pursuant to which the Company (i) agreed to issue 5.00% Guaranteed Senior Notes due 2014 (the “Senior Notes”) of approximately $20,000,000, (ii) agreed to issue to the Investor Senior Notes in aggregate principal amount of approximately $20,000,000 on or before March 3, 2008 subject to the Company meeting certain closing conditions, (iii) granted the Investor an option to purchase up to approximately $10,000,000 in principal amount of its Senior Notes and (iv) agreed to issue to the Investor seven-year warrants exercisable for up to 2,900,000 shares of the Company’s common stock (the “Warrants”) at an initial exercise price equal to $7.3652 per share, subject to certain adjustments. On January 29, 2008, the Company issued $20,000,000 Senior Notes 2,900,000 warrants pursuant to the Purchase Agreement. On March 3, 2008, the Investor exercised its first option for an additional $20,000,000 of Senior Notes. On March 10, 2008, the Company issued $20,000,000 in additional Senior Notes resulting in total Senior Notes of $40,000,000.
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
•
A share-pledge agreement whereby the Company granted to the Collateral Agent (on behalf of the holders of the Senior Notes) a pledge on 65% of the Company’s equity interest in Shaanxi Xilan Natural Gas Equipment Co., Ltd., a PRC corporation and wholly-owned subsidiary of the Company.

•	An account pledge and security agreement whereby the Company granted to the Collateral Agent a security interest in the account where the proceeds from the Senior Notes are deposited.

In addition, Qinan Ji, Chief Executive Officer and Chairman of the Board of the Company, executed a non-compete agreement for the benefit of the Investor.

The Senior Notes were issued pursuant to an indenture between the Company and DB Trustees (Hong Kong) Limited, as trustee, at the closing. The Senior Notes will mature on January 30, 2014 and will initially bear interest at the stated interest rate of 5.00% per annum, subject to increase in the event of certain circumstances. The Company is required to make mandatory prepayments on the Senior Notes on the following dates and in the following amounts, expressed as a percentage of the aggregate principal amount of Notes that will be outstanding on the first such payment date:

Date	Prepayment Amount
July 30, 2011	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%

During the twelve month period commencing January 30 of the years set forth below, the Company may redeem the Senior Notes at the following principal amount:

Year	Principal
2009	$43,200,000
2010	42,400,000
2011	41,600,000
2012	40,800,000
2013 and thereafter	40,000,000

Upon the occurrence of certain events defined in the indenture, the Company must offer the holders of the Senior Notes the right to require the Company to purchase the Senior Notes in an amount equal to 105% of the aggregate principal amount purchased plus accrued and unpaid interest on the Senior Notes purchased.

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

On March 3, 2008, the Investor exercised its option to purchase an additional $20,000,000 of Senior Notes. On March 10, 2008, the Company issued the additional $20,000,000 in Senior Notes resulting in total Senior Notes of $40,000,000.

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes. For the six months ended June 30, 2008, the Company amortized $122,592 of the aforesaid issuance costs, net of capitalized of interest. For the three months ended June 30, 2008, the Company amortized $66,322 of the aforesaid issuance costs, net of capitalized of interest.

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

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security. If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the six months ended June 30, 2008, the Company amortized $459,473 of the aforesaid discounts, net of capitalized of interest. For the three months ended June 30, 2008, the Company amortized $312,810 of the aforesaid discounts, net of capitalized of interest.

Note 5 - Stockholders’ Equity

Stockholder Receivable

As of June 30, 2008, a loan outstanding of $2,918,000 was receivable from the shareholder of Xi’an ShengWei Science and Technology Industry Co., Ltd. The outstanding amount is reported as a reduction of stockholders’ equity. The maturity date of loan is September 30, 2008. The loan was subsequently repaid in August 2008.

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

Warrants associated with the above-mentioned issuance of common stock were issued in October 2007 upon the effective filing of its certificate of Amendment of Articles of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 45,000,000.

Both Investor Warrants and Placement Agent Warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,140,286	$3.60	-
Granted	767,308	$7.79	-
Forfeited	-	-	-
Exercised	(819,110)	$3.60	-
Outstanding, December 31, 2007	1,088,484	$6.55	$376,977
Granted	2,900,000	$7.37	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2008 (Unaudited)	3,988,484	$7.14	-

Following is a summary of the status of warrants outstanding at June 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$3.60	321,176	0.53	$3.60	321,176
$7.37	2,900,000	6.58	$7.37	2,900,000
$7.79	767,308	4.09	$7.79	767,308
$7.14	3,988,484	5.61	$7.14	3,988,484

Note 6 - Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14 % of the current salary expense. The total contribution for the above plan was $0 and $54,992 for the six months ended June 30, 2008 and 2007, respectively. The total contribution for the above plan was $0 and $34,860 for the three months ended June 30, 2008 and 2007, respectively.

Note 7 - Statutory Reserve

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

The Company has appropriated $851,328 and $494,383 as reserve for the statutory surplus reserve for six months ended June 30, 2008 and 2007. The Company had appropriated $ 485,562 and 152,523 as reserve for the statutory surplus reserve for three months ended June 30, 2008 and 2007.

Note 8 - Accounting for stock-based compensation

On September 22, 2007, Mr. Qinan Ji, chairman and shareholder of the Company (the “Grantor”) entered into a Stock Option Agreement with Crone Rozynko LLP (the “Optionee”) to grant Optionee an option to purchase 100,000 shares the Company’s common stock. 30% of the shares vest on September 22, 2008, 30% vest on September 22, 2009, and the remaining 40% vest on September 22, 2010. Upon termination of the Optionee as a service provider to the Company, the Optionee shall return all unvested options. This Option may be exercised until June 1, 2012.

The Company used the Black-Sholes model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. The stock option that shall vest on September 22, 2008 had a fair value of approximately $51,861 and they are being amortized over the vesting period.

As of June 30, 2008, approximately $160,367 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 2.725 years.

Note 9 - Earnings Per Share

Earnings per share for the period ended June 30, 2008 and 2007 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the three and six months ended June 30, 2008 and 2007:

	For three months ended		For six months ended
Basic earning per share	2008	2007	2008	2007

Net income	$3,512,892	$2,745,009	$6,321,463	$4,855,335

Weighted shares outstanding-Basic	29,200,304	24,210,183	29,200,304	24,210,183

Earnings per share-Basic	$0.12	$0.11	$0.22	$0.20

Diluted earning per share

Net income	$3,512,892	$4,745,009	$6,321,463	$4,855,335

Weighted shares outstanding-Basic	29,200,304	24,210,183	29,200,304	24,210,183
Effect of diluted securities-Warrants	123,191	-	129,429	-
Weighted shares outstanding-Diluted	29,323,495	24,210,183	29,329,733	24,210,183

Earnings per share -Diluted	$0.12	$0.11	$0.22	$0.20

At June 30, 2008 and 2007, the Company had outstanding warrants of 3,988,484 and 1,140,286, respectively. For the six months ended June 30, 2008, the average stock price was greater than the exercise prices of the 321,176 warrants which resulted in additional weighted average common stock equivalents of 129,429; 3,667,308 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three months ended June 30, 2008, the average stock price was greater than the exercise prices of the 321,176 warrants which resulted in additional weighted average common stock equivalents of 123,191; 3,667,308 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the six and three months ended June, 2007, all outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 10 - Current Vulnerability Due to Certain Concentrations

For the six months ended June 30, 2007, the Company purchased all of the natural gas for resale from three vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. For the six months ended June 30, 2008, the Company purchased all of the natural gas for resale from four vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd., and Jiyuan Yuhai Fuel Gas Company. As of June 30, 2008, XXNGC has payable of $69,759 to Shaanxi Natural Gas Co Ltd. No amount was owed to other three vendors at June 30, 2008. Except for Shaanxi Natural Gas Co Ltd, the other three vendors have long-term agreements with the Company without minimum purchase requirements. The Company has had annual agreements from December 31, 2007 to December 31, 2008 with Shaanxi Natural Gas Co Ltd to purchase certain amount of natural gas. For the year ending December 31, 2008, the minimum purchase was 25.58 million cubic meters. Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

For the six months ended June 30, 2008, four suppliers accounted for 99.0% of the total inventory purchased by the Company and for the six months ended June 30, 2007, three supplier accounts for 96.0% of the total inventory purchased by the Company. For the three months ended June 30, 2008, four suppliers accounted for 99.0% of the total inventory purchased by the Company and for the three months ended June 30, 2007, three supplier accounts for 99.9% of the total inventory purchased by the Company.

For the six months ended June 30, 2008, three suppliers accounted for 75.8 % of the total equipment purchased by the Company and for the six months ended June 30, 2007, two suppliers accounted for 38.3% of the total equipment purchased by the Company. For the three months ended June 30, 2008, four suppliers accounted for 84.0 % of the total equipment purchased by the Company and for the three months ended June 30, 2007, three suppliers accounted for 91.5% of the total equipment purchased by the Company.

Five customers accounted for 92.3 % of the Company’s installation revenue for the six months ended June 30, 2008 and four customers accounted for 82% of the Company’s installation revenue for the six months ended June 30, 2007. Three customers accounted for 65.1 % of the Company’s installation revenue for the three months ended June 30, 2008 and three customers accounted for 95% of the Company’s installation revenue for the three months ended June 30, 2007.

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

Note 11 - Commitments and Contingencies

(a) Lease Commitments

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

Six months ending December 31, 2008	$429,797
Year ended December 31, 2009	836,999
Year ended December 31, 2010	829,468
Year ended December 31, 2011	818,391
Year ended December 31, 2012	762,521
Thereafter	3,801,836
Total	$7,479,012

For the six months ended June 30, 2008 and 2007, the land use right and office lease expenses were $373,945 and $ 74,444, respectively. For the three months ended June 30, 2008 and 2007, the land use right and office lease expenses were $310,698 and $ 51,721, respectively.

(b) Property and Equipment

In January 2008, the Company entered into a contract with Chemtex International Inc. to purchase equipment supply for LNG plant and LNG storage tank located in Jingbian county, Shannxi Province China, in the total amount of $13,700,000. On May 16, 2008, SJLNG entered into an agreement with Hebei Tongchan Import and Export Co. Ltd. (Hebei) and agreed that Hebei will act as the trade agency for SJLNG. On June 16, 2008, the Company entered into an equipment supply contract with Chemtex Internaitonal Inc. to supply imported equipment for a LNG plant and a storage tank to be built by Jingbian Xilan LNG Co. Ltd. As of June 30, 2008, the Company advanced $2,740,000 to the trade agency and the future commitment for equipment is $10,960,000.

(c) Legal Proceedings

A former member of the board of directors has filed a lawsuit against the Company in New York State Supreme Court, Nassau County, in which he is seeking, among other things; to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement.  The Company has denied any liability to the plaintiff and has moved to dismiss the complaint.  With regard to the former director’s claim for monthly compensation, the Company has asserted that the agreement was terminated as of December 31, 2007, and, further, that the former director, who was formally terminated from the board as of August 3, 2008, has been paid in full through his last date of service to the Company.  With regard to the former director’s claim for stock options, the Company has asserted that it did not breach the written agreement and, further, that the agreement is unenforceable for various reasons, including lack of definiteness and lack of consideration.  The Company has been advised by legal counsel that the former director’s other claims are without merit. The Company is attempting to negotiate a settlement with the former director and, if unsuccessful, will vigorously defend its position.  The ultimate outcome of this litigation, however, cannot presently be determined.  Regardless of the outcome, the Company believes that any liability it would incur will not have a materially adverse effect on its financial condition or its results of operations, and, accordingly, this matter has not been reflected on the Company’s financial statements.

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

Overview
We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The People's Republic of China ("China" or the "PRC") through a network of 120km high pressure pipelines. We also distribute and sell CNG as vehicular fuel through a network of 32 CNG filling stations in Shaanxi and Henan Provinces.  As of June 30, 2008, we own and operate 20 CNG filling stations in Shaanxi Province and 12 CNG filling stations in Henan Province.

We operate three primary business lines:

•	Distribution and sale of compressed natural gas (CNG) through Company-owned CNG filling stations for hybrid (natural gas/gasoline) powered vehicles;

•	Distribution and sale of piped natural gas to residential, commercial and industrial customers through Company-owned pipelines (91,967 homes and businesses as of June 30, 2008); and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our Auto Conversion Division.

We buy all of the natural gas that we sell and distribute to our customers. We do not explore for or produce any of our own natural gas and have no plans to do so during the next 12 months. The natural gas that we buy is available in two forms: (i) piped natural gas; and (ii) CNG.

On October 24, 2006, Xi’an Xilan Natural Gas formed a wholly-owned subsidiary, Shaanxi Jingbian Liquified Natural Gas Co., Ltd., for the purpose of constructing a liquefied natural gas facility to be located in Jingbian, Shaanxi Province. We plan to invest approximately $40 million to construct this facility, and we have secured such funding for this project through the sale of senior note to Abax Lotus Ltd. The LNG plant is under construction and is expected to start operation in late 2009. Once completed, the plant has LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Three Months Ended June 30, 2008 and 2007:

The following table presents certain consolidated statement of operations information. Financial information is presented for the three months ended June 30, 2008 and 2007.

	June 30, 2008	June 30, 2007
Revenues	$16,890,486	$8,273,309
Cost of Revenues	9,224,723	4,130,199
Operating Expenses	2,608,674	943,306
Income from Operations	5,057,089	3,199,804
Net Income	$3,512,892	$2,745,009

Revenues: We generated approximately 81.67% of our revenues during the three months ended June 30, 2008 from the sale of natural gas and approximately 18.33% of our revenues from installation fees, conversion fees, and other sources. Sales of natural gas at the Company-owned filling stations accounted for approximately 78.04% of our total revenues in the three months ended June 30, 2008, or $13,181,335, which was the largest contribution of our three business lines.

Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 11.29% of our total revenues during the three months ended June 30, 2008, or $1,906,660, including both natural gas sales and installation fees. Sales of natural gas to third-party-owned filling stations accounted for approximately 0.01% of our total revenues during the three months ended June 30, 2008, or $2,377. The Company expects natural gas revenues to increase on both an actual basis and as a percentage of revenue in 2008.

As of June 30, 2008, the Company had 91,967 pipeline customers, an increase of 13,751 customers over the same period in 2007, and has constructed and acquired 32 filling stations, an increase of 15 stations over the same period in 2007. In the third quarter of 2008, the Company expects to add up to 3,000 pipeline customers and 3 additional filling stations, which the Company estimates will increase sales of natural gas by 3 million cubic meters.

We had total revenues of $16,890,486 for the three months ended June 30, 2008, an increase of $8,617,177 or 104.16%, compared to $8,273,309 for the three months ended June 30, 2007. The increase in revenues was primarily due to the material increase in the number of company-owned filling stations as well as an increase in the number of residential, commercial and industrial pipeline customers from 78,216 during the three months ended June 30, 2007 to 91,967 during the three months ended June 30, 2008.

New pipeline customers pay approximately 60% of the installation costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During the three months ended June 30, 2008, our installation and other revenues increased approximately 105.27% over the same period in 2007 and our sales of natural gas increased approximately 103.91% over the previous year. Two customers accounted for approximately 77.18% of the Company's installation revenue for the three months ended June 30, 2008.

Cost of Revenues: Our cost of revenues consists of both the cost of natural gas and the cost of installation and other. Cost of natural gas consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of installation and other includes certain connection costs related to connecting customers to our pipeline system that are generally expensed when incurred and vehicle conversion cost related to converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Cost of revenues during the three months ended June 30, 2008 was $9,224,723, an increase of $5,094,524 or approximately 123.35% over the same period in 2007. Cost of natural gas increased by approximately 108.32% to $7,214,469 during the three months ended June 30, 2008, as compared with $3,463,242 for the same period in 2007. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. In addition, our installation and other costs increased during the three months ended June 30, 2008 by approximately 201.41% to $2,010,254, as compared with $666,957 in the same period in 2007 as a result of the increase of pipeline customers and vehicle conversion sales.

We purchase all of our natural gas for resale mainly from three vendors, PetroChina Changqing Oilfield Company, Jiyuan Yuhai Natural Gas Co Ltd, and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. Due to the soaring crude oil price and ever increasing demand for energy consumption, the National Development and Reform Commission, which regulates the energy price in China, adjusted the upstream natural gas price for industrial users and vehicular CNG distributors upward by RMB0.4/CM, or 35% in November, 2007. The retail price for vehicular CNG was adjusted upward at a ratio of 0.75:1 to the retail price of #90 gasoline at November, 2007. Many large cities see dramatic increase in retail vehicular CNG price, for example 66% in Shanghai and 21% (taxi) and 38% (bus) in Tianjin. However, natural gas price for residential customers is not adjusted. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, and maintain a stable flow of supply. The government has also undertaken programs to promote the economy growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

Gross profit: The Company earned a gross profit of $7,665,763 for the three months ended June 30, 2008, an increase of $3,522,653 or approximately 85.02%, compared to $4,143,110 for the three months ended June 30, 2007. The increase in gross profit is due to a material increase in gas sales and installation revenues in this quarter, partially offset by an increase in cost of sales.

Gross margin: Gross margin, as a percentage of revenues, decreased to approximately 45.39% for the three months ended June 30, 2008, from approximately 50.08% for the three months ended June 30, 2007. The decrease in gross margin is primarily due to the lower margin from CNG stations in Henan region than Xi’an city, and the proportion of natural gas sold in Henan is higher during the three months ended June 30 2008 than the same period of 2007.

Operating expenses: The Company incurred operating expenses of $2,608,674 for the three months ended June 30, 2008, an increase of $1,665,368, or approximately 176.55%, compared to $943,306 for the three months ended June 30, 2007. Our operating expenses increased primarily as a result of expenses related to the operation of 15 newly added CNG stations since June 30, 2007, the depreciation of more equipment, the recruitment of more employees as well as the on-going expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased in the three months ended June 30, 2008 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations by hiring more sales persons, purchasing more tankers and using more utilities.

For the three months ended June 30, 2008, two suppliers accounted for 59.64% of the total equipment we purchased for installation activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these two vendors would not have a material adverse effect on our operations.

Income tax was $862,673 for the three months ended June 30, 2008, as compared to $471,098 for the three months ended June 30, 2007. The increase in income tax was attributed to the growth of installation (and other) sale and the sale of natural gas.

Net Income: Net income increased to $ 3,512,892 for the three months ended June 30, 2008, an increase of $767,883 or approximately 27.97% from $2,745,009 for the three months ended June 30, 2007. The increased net income reflects the Company’s strong and steady profit generating ability, offset by the increase of interest expense and amortization expenses, as evidenced by the 58.04% increase in operating income, from $3,199,804 in the three months ended June 30, 2007 to $5,057,089 in the corresponding period in 2008.

Comparing Six Months Ended June 30, 2008 and 2007:

The following table presents certain consolidated statement of operations information. Financial information is presented for the six months ended June 30, 2008 and 2007.

	June 30, 2008	June 30, 2007
Revenues	$30,916,160	$15,016,885
Cost of Revenues	17,161,921	7,356,416
Operating Expenses	4,889,613	1,958,814
Income from Operations	8,864,626	5,701,655
Net Income	$6,321,463	$4,855,335

Revenues: We generated approximately 81.32% of our revenues during the six months ended June 30, 2008 from the sale of natural gas and approximately 18.68% of our revenues from installation fees, conversion fees, and other sources. Sales of natural gas at the Company-owned filling stations accounted for approximately 76.45 % of our total revenues during the six months ended June 30, 2008, or $23,634,946 which was the largest contribution of our three business lines.

Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 11.56% of our total revenues during the six months ended June 30, 2008, or $3,574,589, including both natural gas sales and installation fees. Sales of natural gas to third-party-owned filling stations accounted for approximately 0.07% of our total revenues during the six months ended June 30, 2008, or $20,665. The Company expects natural gas revenues to increase on both an actual basis and as a percentage of revenue in 2008.

As of June 30, 2008, the Company had 91,967 pipeline customers, an increase of 13,751 customers over the same period in 2007, and had constructed and acquired 32 filling stations, an increase of 15 stations over the same period in 2007. In the third quarter of 2008, the Company expects to add up to 3,000 pipeline customers and 3 additional filling stations, which the Company estimates will increase sales of natural gas by 3.0 million cubic meters.

We had total revenues of $30,916,160 for the six months ended June 30, 2008, an increase of $15,899,275 or 105.88%, compared to $15,016,885 for the six months ended June 30, 2007. The increase in revenues was primarily due to the material increase in the number of company owned filling stations as well as an increase in the number of residential, commercial and industrial pipeline customers from 78,216 as of June 30, 2007 to 91,967 as of June 30, 2008.

During the six months ended June 30, 2008, our installation and other revenues increased approximately 73.55% over the same period in 2007 and our sales of natural gas increased approximately 115.08% over the previous year. Five customers accounted for approximately 92.3% of the Company's installation revenue for the six months ended June 30, 2008.

Cost of Revenues: Our cost of revenues consists of both the cost of natural gas and the cost of installation and other. Cost of natural gas consists primarily of the cost that we pay for natural gas purchased from our supplier, together with transportation costs and depreciation of equipment. Cost of installation includes certain connection costs related to connecting customers to our pipeline system that are generally expensed when incurred and vehicle conversion cost related to converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Cost of revenues during the six months ended June 30, 2008 was $17,161,921, an increase of $9,805,505 or approximately 133.29% over the same period in 2007. Cost of natural gas increased by approximately 124.93% to $13,396,743 during the six months ended June 30, 2008, as compared with $5,955,893 for the same period in 2007. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. In addition, our installation and other costs increased during the six months ended June 30, 2008 by approximately 168.84% to $3,765,178, as compared with $1,400,523 in the same period in 2007 as a result of the increase of pipeline customers and vehicle conversion sales.

We purchase all of our natural gas for resale mainly from four vendors, PetroChina Changqing Oilfield Company, Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd, Jiyuan Yuhai Natural Gas Co Ltd, and Shaanxi Natural Gas Co Ltd. As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. Due to the soaring crude oil price and ever increasing demand for energy consumption, the National Development and Reform Commission, which regulates the energy price in China, adjusted the upstream natural gas price for industrial users and vehicular CNG distributors upward by RMB0.4/CM, or 35% in November, 2007. The retail price for vehicular CNG was adjusted upward at a ratio of 0.75:1 to the retail price of #90 gasoline at November, 2007. Many large cities see dramatic increase in retail vehicular CNG price, for example 66% in Shanghai and 21% (taxi) and 38% (bus) in Tianjin. However, natural gas price for residential customers is not adjusted. As China shifts from a centrally-planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, and maintain a stable flow of supply. The government has also undertaken programs to promote the economic growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

Gross profit: The Company earned a gross profit of $13,754,239 for the six months ended June 30, 2008, an increase of $6,093,770 or approximately 79.55%, compared to $7,660,469 for the six months ended June 30, 2007. The increase in gross profit is due to a material increase in natural gas sales and installation (and other) revenues in this period, partially offset by an increase in cost of sales.

Gross margin: Gross margin, as a percentage of revenues, decreased to approximately 44.49% for the six months ended June 30, 2008, from approximately 51.01% for the six months ended June 30, 2007. The decrease in gross margin is primarily due to the lower margin from CNG stations in Henan region which contribute larger portion of total gross profit than those from the same period in 2007.

Operating expenses: The Company incurred operating expenses of $4,889,613 for the six months ended June 30, 2008, an increase of $2,930,799, or approximately 149.62%, compared to $1,958,814 for the six months ended June 30, 2007. Our operating expenses increased primarily as a result of expenses related to the operation of 15 newly added CNG stations since June 30, 2007, the depreciation of more equipment, the recruitment of more employees as well as the on-going expenses related to the identification of possible locations for additional filling stations and the governmental licensing and approval process. In addition, sales and marketing costs increased during the six months ended June 30, 2008 as we increased our efforts to obtain new residential and commercial customers and attract customers to our filling stations by hiring more sales persons, purchasing more tankers and using more utilities.

For the six months ended June 30, 2008, three suppliers accounted for 75.80% of the total equipment we purchased for installation activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these three vendors would not have a material adverse effect on our operations.

Income tax was $1,550,138 for the six months ended June 30, 2008, as compared to $872,415 for the six months ended June 30, 2007. The increase in income tax was attributed to the growth of installation (and other) sales and the sale of natural gas.

Net Income: Net income increased to $6,321,463 for the six months ended June 30, 2008, an increase of $1,466,128 or approximately 30.20% from $4,855,335 for the six months ended June 30, 2007. The increased net income reflects the Company’s strong and steady profit-generating ability, offset by the increase of non-cash interest expense and amortization expenses, as evidenced by the 55.47% increase in operating income, from $5,701,655 in the first half of 2007 to $8,864,626 in the corresponding period in 2008.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $29,180,315 of cash and cash equivalents on hand compared to $7,601,358 of cash and cash equivalents as of June 30, 2007.

Cash flows provided by operating activities was $8,126,132 for the six months ended June 30, 2008 compared to net cash provided by operations of $5,326,523 in the corresponding period last year. The primary reason for the change is attributed to the income generated from revenue, collections of other receivables and increase in unearned revenue and taxes payable.

Cash outflows for investing activities increased from $3,203,009 during the six months ended June 30, 2007 to $30,394,475 for the same period in 2008 primarily because of the prepayment to equipment suppliers of the LNG plant and additions to construction in progress, the construction and acquisition of filling stations as well as the loan to our stockholder.

Cash inflow for financing activities was $37,877,491 for the six months ended June 30, 2008, compared to zero in the corresponding previous period. The financing cash inflow comes from the sale of senior notes to Abax Lotus.

The Company expects to add 3 additional CNG filling stations in the third quarter of 2008. The Company expects to invest between $2.5 million and $4.5 million in new stations, and the funds for these investing activities will primarily come from the Company's operating and financing cash flows.

The Company paid $9.5 million for the LNG processing plant as a prepayment on equipment as well as consulting fees in the first quarter of 2008 and approximately $3.4 million for the LNG related fee in the second quarter of 2008. The Company expects to continue to invest in LNG project in the subsequent quarters with funds already secured and internally generated cash flows.

Based on past performance and current expectations, we believe our existing cash combined with cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures (other than the acquisition of other filling stations) and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company's revenues and expenses were denominated primarily in RMB, the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the USD will remain stable. Inflation has not had a material impact on the Company's business.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months. Revenue from repairing and modifying vehicles is recorded when service are rendered to and accepted by the customers.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were satisfactory subject to the following:

●
Inadequate US GAAP expertise - The current staff in the accounting department is inexperienced and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries and have not been required to meet or apply U.S. GAAP requirements.  They need substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

We have engaged a US Certified Public Accountant to serve as our accounting consultant. The US CPA is mainly engaged to perform our financial statements consolidation and to prepare our financial statements.  In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements.

In addition, we plan to allocate additional resources to train our existing accounting staff and continue this effort in the future.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

A former member of the board of directors has filed a lawsuit against the Company in New York State Supreme Court, Nassau County, in which he is seeking, among other things; to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement.  The Company has denied any liability to the plaintiff and has moved to dismiss the complaint.

With regard to the former director’s claim for monthly compensation, the Company has asserted that the agreement was terminated as of December 31, 2007, and, further, that the former director, who was formally terminated from the board as of August 3, 2008, has been paid in full through his last date of service to the Company.

With regard to the former director’s claim for stock options, the Company has asserted that it did not breach the written agreement and, further, that the agreement is unenforceable for various reasons, including lack of definiteness and lack of consideration.

The Company has been advised by legal counsel that the former director’s other claims are also without merit.

The Company is attempting to negotiate a settlement with the former director and, if unsuccessful, will vigorously defend its position.  The ultimate outcome of this litigation, however, cannot presently be determined.  Regardless of the outcome, the Company believes that any liability it would incur will not have a materially adverse effect on its financial condition or its results of operations, and, accordingly, this matter has not been reflected on the Company’s financial statements.

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

We obtain most of our natural gas from government owned entities and our supply contracts are subject to review every six months. The supply price for natural gas is strictly controlled by the PRC government and have remained stable over the past three years. We do not expect any difficulty in renewing our supply contracts during the next 12 months, nor do we expect any significant change to natural gas supply price in China during the same period. However, the price level of natural gas could fluctuate in response to changing national or international market forces, to political events, OPEC actions and other factors over the short to medium term, and to industry economics over the long term. Accordingly, the PRC government may adjust its controlled price limit and our suppliers may be able to increase or decrease their supply price to us. This would bring uncertainty to our business and may affect our financial condition.

We are dependent on supplies of natural gas to deliver to our customers.

With the exception of certain compressed and liquid natural gas supplies, we obtain our supplies of natural gas from one supplier which is a government owned entity. The ability to deliver our product is dependent on a sufficient supply of natural gas and if we are unable to obtain a sufficient natural gas supply, it could prevent us making deliveries to our customers. While we have supply contracts, we do not control the government owned suppliers or other suppliers, nor are we able to control the amount of time and effort they put forth on our behalf. It is possible that our suppliers will not perform as expected, and that they may breach or terminate their agreements with us. It is also possible that, after a regular semi-annual review of our primary supply contract, they choose to provide services to a competitor. Any failure to obtain supplies of natural gas could prevent us from delivering such to our customers and could have a material adverse affect on our business and financial condition.

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

The PRC government currently grants companies in the natural gas industry a reduced tax rate to encourage the development of the industry. Our variable interest entity, XXNGC, enjoys the reduced tax rate of 15%. If there is any change in this favorable policy, though not currently expected, it could adversely affect our earnings results.

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

The value of the RMB fluctuates and is subject to changes in the People's Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2008, the exchange rate between the RMB and the United States dollar was 6.850 RMB to every one USD (middle price).

We may face obstacles from the communist system in The People's Republic of China.

Foreign companies conducting operations in The People's Republic of China face significant political, economic and legal risks. The Communist regime in The People's Republic of China, including a stifling bureaucracy, may hinder Western investment.

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

At June 30, 2008, Mr. Qinan Ji, our founder, Chairman of the Board and Chief Executive Officer and our largest stockholder, beneficially owned approximately 20.3% of our outstanding shares of common stock. As a result, pursuant to our Bylaws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our Bylaws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares. The limited prior public market and trading market may cause volatility in the market price of our common stock.

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

China Natural Gas, Inc.

August 14, 2008	By:	/s/ Qinan Ji

Qinan Ji Chief Executive Officer (Principal Executive Officer)

August 14, 2008	By:	/s/ Lihong Guo

Lihong Guo
Chief Financial Officer
(Principal Financial and Accounting Officer)