Form 10-Q
period 2008-09-30
China Natural Gas, Inc.
filed 2008-11-13
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

710075
(zip code)

86-29-88323325
(registrant’s telephone number, including area code)

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

Number of shares of Common Stock outstanding as of November 11, 2008: 29,200,304
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

China Natural Gas, Inc. and Subsidiaries

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 and DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$20,384,702	$13,291,729
Short-term investments	-	238,554
Accounts receivable	1,622,508	306,179
Other receivable-employee advances	865,800	549,820
Inventories	445,420	231,339
Advances to suppliers	1,226,341	663,041
Prepaid expense and other current assets	891,255	109,722
Loan receivable	-	274,200
Total current assets	25,436,026	15,664,584

PROPERTY AND EQUIPMENT, net	55,153,057	32,291,995
CONSTRUCTION IN PROGRESS	19,410,492	2,210,367
DEFERRED FINANCING COSTS	1,849,288	-
OTHER ASSETS	10,278,250	3,123,052

TOTAL ASSETS	$112,127,113	$53,289,998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$715,890	$487,710
Other payables	98,090	55,979
Unearned revenue	384,745	327,220
Accrued interest	350,002	-
Taxes payable	1,911,550	1,211,775
Total current liabilities	3,460,277	2,082,684

LONG-TERM LIABILITIES:
Notes payable, net of $16,104,432 discount	23,895,568	-
Derivative liabilities - warrants	17,500,000	-
Total long-term liabilities	41,395,568	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 authorized shares
29,200,304 shares issued and outstanding at September 30, 2008
and December 31, 2007	2,920	2,920
Additional paid-in capital	32,098,740	32,046,879
Accumulative other comprehensive gain	8,031,065	3,477,025
Statutory reserves	3,228,224	1,802,735
Retained earnings	23,910,319	13,877,755
Total stockholders' equity	67,271,268	51,207,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,127,113	$53,289,998

The accompanying notes are an integral part of these consolidated statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Revenue
Natural gas revenue	$15,354,461	$7,555,131	$40,494,646	$19,243,968
Installation and other	3,046,739	1,522,958	8,822,714	4,851,006

Total revenue	18,401,200	9,078,089	49,317,360	24,094,974

Cost of revenue
Natural gas cost	6,973,035	4,020,039	20,369,778	9,975,932
Installation and other	1,935,798	738,211	5,700,976	2,138,734

Total cost of revenue	8,908,833	4,758,250	26,070,754	12,114,666

Gross profit	9,492,367	4,319,839	23,246,606	11,980,308

Operating expenses
Selling	2,098,343	939,496	5,008,631	2,216,048
General and administrative	968,169	1,028,197	2,947,494	1,710,459

Total operating expenses	3,066,512	1,967,693	7,956,125	3,926,507

Income from operations	6,425,855	2,352,146	15,290,481	8,053,801

Non-operating income (expense):
Interest income	13,536	23,831	120,297	41,570
Interest expense	(212,774)	-	(1,249,003)	-
Other income (expense)	(55,391)	31,148	(118,948)	39,504

Total non-operating income (expense)	(254,629)	54,979	(1,247,654)	81,074

Income before income tax	6,171,226	2,407,125	14,042,827	8,134,875

Provision for income tax	1,034,636	445,463	2,584,774	1,317,878

Net income	5,136,590	1,961,662	11,458,053	6,816,997

Other comprehensive income
Foreign currency translation gain	756,316	455,308	4,554,040	1,320,878
Comprehensive Income	$5,892,906	$2,416,970	$16,012,093	$8,137,875

Weighted average shares outstanding
Basic	29,200,304	27,122,196	29,200,304	25,191,521
Diluted	29,279,590	27,286,286	29,316,837	25,223,465

Earnings per share
Basic	$0.18	$0.07	$0.39	$0.27
Diluted	$0.18	$0.07	$0.39	$0.27

The accompanying notes are an integral part of these consolidated statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Nine months ended
	September 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,458,053	$6,816,997
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,295,534	1,146,247
Loss on disposal of building improvements and equipment	12,265	-
Amortization of discount on senior notes	555,001	-
Amortization of financing costs	147,002	-
Stock based compensation	51,861	-
Change in assets and liabilities:
Accounts receivable	(1,269,832)	257,002
Other receivable-employee advances	(273,759)	400,049
Inventories	(194,580)	222,112
Advances to suppliers	(508,417)	(31,464)
Prepaid expense and other current assets	(783,706)	59,855
Accounts payable and accrued libilities	193,212	195,660
Other payables	37,587	(204,215)
Accrued interest	350,002	-
Unearned revenue	34,855	187,825
Taxes payable	606,233	(1,019,262)
Net cash provided by operating activities	12,711,311	8,030,806

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from short term investments	249,464	-
Proceeds from loan receivable	286,740	-
Purchase of property and equipment	(21,693,376)	(5,871,571)
Additions to construction in progress	(16,679,747)	-
Prepayment on long term assets	(6,774,616)	-
Prepayment for land use rights	-	(967,150)
Net cash used in investing activities	(44,611,535)	(6,838,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	15,000,000
Proceeds from senior notes	40,000,000	-
Payment for offering costs	(2,122,509)	(1,176,533)
Net cash provided by financing activities	37,877,491	13,823,467

Effect of exchange rate changes on cash and cash equivalents	1,115,706	367,667

NET INCREASE IN CASH & CASH EQUIVALENTS	7,092,973	15,383,219

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	13,291,729	5,294,213

CASH & CASH EQUIVALENTS, END OF PERIOD	$20,384,702	$20,677,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$902,777	$-
Income taxes paid	$2,012,652	$1,955,424

The accompanying notes are an integral part of these consolidated statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company”) was incorporated in the state of Delaware on March 31, 1999. The Company through its wholly-owned subsidiaries and variable interest entities engages in distribution of natural gas to commercial, industrial and residential customers, construction of pipeline networks, and installation of natural gas fittings and parts for end-users.

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

On March 18, 2008, Xilan Natural Gas Equipment Co., Ltd (“XNGE”) increased its registered capital from $30,000,000 to $53,929,260. An additional $14,429,260 of registered capital was contributed by China Natural Gas, Inc on April 17, 2008 and $9,500,000 of registered capital was contributed by China Natural Gas Inc. as a payment to Chemtex International Inc on January 31, 2008, for the purchase of license, know-how, and design of constructing the Liquefied Natural Gas (“LNG”) processing plant.

On April 22, 2008, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd. (“SJLNG”) increased its registered capital to $2,862,000. SJLNG is 100% owned by Xi’an Xilan Natural Gas Co., Ltd.

On April 30, 2008, the Industrial and Commercial Administration Bureau approved XXNGC to increase registered capital from $8,336,856 to $43,443,640 as an additional contribution by the shareholders of XXNGC under PRC Law. $15,513,526 was approved by the Industrial and Commercial Administration Bureau to be transferred out from the surplus reserve and retained earning as an increase of registered capital. Another $19,593,258 was contributed by XNGE cumulatively prior to April 30, 2008, which was previously classified as intercompany payable in XXNGC and was eliminated in the consolidated financial statements. The increase in registered capital in XXNGC was in compliance with the Addendum to Option Agreement entered by the Company through XXGE and XXNGC, Mr. Qinan Ji, chairman and shareholder of XXNGC, and each of the shareholders of XXNGC (hereafter collectively referred to as the “Transferor”) on August 8, 2008, and made retroactive to June 30, 2008. See “Consolidation of Variable Interest Entity” section for further detail on the Addendum to Option Agreement.

On July 3, 2008, XXNGC formed Henan Xilan Natural Gas Co., Ltd. (“HXNGC”) as a wholly-owned limited liability company, with registered capital of $4,383,000 in Henan province PRC. NXNGC was established for the purpose of natural gas city gasification engineering design, construction and technical advisory work services in Henan, PRC.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiary, Xilan Natural Gas Equipment Co., Ltd and its 100% variable interest entities (“VIE”), Xi’an Xilan Natural Gas Co. Ltd., Shaanxi Jingbian Liquefied Natural Gas Co., Ltd., Xian Xilan Auto Bodyshop Co., Ltd and Henan Xilan Natural Gas Co., Ltd. All inter-company accounts and transactions have been eliminated in the consolidation.

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

On August 8, 2008, the Company through XXGE entered into an Addendum to Option Agreement with Mr. Qinan Ji, chairman and shareholder of XXNGC, and each of the shareholders of XXNGC (hereafter collectively referred to as the “Transferor”), and made retroactive to June 30, 2008. According to the agreement, the Chairman and the Shareholders of XXNGC irrevocably grants to XNGE an option to purchase or cause any person designated by XNGE to purchase, to the extent permitted under PRC Law, according to the steps determined by XNGE, at $1.00 for each Transferors’ Purchased Equity Interest or the lowest price permissible under the applicable laws if the applicable PRC laws stipulate restrictions on the purchase price of the Additional Equity Interest at the time that Equipment exercises the Option. The Agreement limits the XXNGC and the transferors’ right to make certain equity interest related decisions. This Addendum supplements that certain Option Agreement entered into as of August 17, 2007 and effective as of March 8, 2006 and is in addition to the rights granted in the Agreement.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the Company’s reporting currency is the United States Dollar (“USD”); therefore, the accompanying consolidated financial statements have been translated and presented in USD.

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Foreign Currency Translation

As of September 30, 2008 and December 31, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB. Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders' equity are translated at the historical rates and statements of income and cash flow items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6.84 RMB to $1.00 USD as compared to 7.29 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2008 and 2007 were 6.98 RMB and 7.65 RMB to $1.00 USD, respectively.  Translation adjustments resulting from this process in the amount of $8,031,065 and $3,477,025 as of September 30, 2008 and December 31, 2007, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. For the three months ended September 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $756,316 and $455,308, respectively. During the nine months ended September 30, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $4,554,040 and $1,320,878, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of September 30, 2008 and December 31, 2007, the Company had total deposits of $20,078,096 and $13,053,994, without insurance coverage. And as of September 30, 2008 and December 31, 2007, the Company had deposits in United States of $1,395,324 and $126,170 in excess of federally insured limits, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Accounts Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis in the period of the related sales. The Company’s management has determined that all receivables are collectible and there is no need for an allowance for uncollectible accounts as of September 30, 2008 and December 31, 2007. When amounts are identified as no longer collectible, the receivable and the reserve are written off.

Other Receivable-employee advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions to be performed in a timely manner. The Company has full oversight and control over the advanced accounts. Therefore, no allowance for uncollectible accounts is needed.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
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

The following are the details of the inventories:

	September 30, 2008	December 31, 2007
	(Unaudited)
Materials and supplies	$266,402	$109,333
Natural gas and gasoline	179,018	122,006
Total inventories	$445,420	$231,339

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings	30 years

The following are the details of the property and equipment:

	September 30, 2008	December 31,2007
	(Unaudited)
Office equipment	$217,981	$163,432
Operating equipment	38,844,394	22,413,270
Vehicles	2,157,667	1,484,892
Buildings	20,192,794	11,943,006
Total property and equipment	61,412,836	36,004,600
Less accumulated depreciation	(6,259,779)	(3,712,605)
Property and equipment, net	$55,153,057	$32,291,995

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Depreciation expense for the three months ended September 30, 2008 and 2007 was $937,156 and $419,991, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $ 2,295,534 and $1,146,247 respectively.

Long-Lived Assets

The Company applies the provision of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to all long lived assets. SFAS 144 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for the Company’s use. The major cost of construction in progress relates to material, labor and overhead.

Interest cost capitalized into construction in progress for the three months ended September 30, 2008 and 2007 amounted to $990,061 and $0, respectively. Interest cost capitalized into construction in progress for the nine months ended September 30, 2008 and 2007 amounted to $1,672,565 and $0, respectively.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of our notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model, which does not entail material subjectivity because the methodology employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008.

		Fair Value Measurements at
	Carrying Value at	September 30, 2008 Using
	September 30, 2008	Level 1	Level 2	Level 3

Senior Notes	$23,895,568	$-	$43,306,665	$-
Derivative Liability - Warrants	17,500,000	-	6,769,351	-

Total liability measured at fair value	$41,395,568	$-	$50,076,016	$-

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Derivative Accounting

The financial instruments are accounted for in accordance with Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which established accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 138 and 149, requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation is generally established at the inception of a derivative. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value, to the extent effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness or an excluded component of the gain/loss is recognized immediately in the statement of operations.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The Company elected not to apply hedge accounting; therefore the change in fair value is recognized in earnings each reporting period. The Company did not have any derivatives during the period.

Revenue Recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months. Revenue from repairing and modifying vehicles is recorded when service are rendered to and accepted by the customers.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2008 and 2007 were insignificant.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2008 and December 31, 2007, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Local PRC Income Tax

The Company’s subsidiary or variable interest entities operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compare to 33% prior to 2008. The Company’s variable interest entity, XXNGC, is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, except for income from XNGE, SJLNG, XXABC, HXNGC which subjects to 25% PRC income tax rate, XXNGC’s income is subject to a reduced tax rate of 15%.

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	For three months ended		For nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Tax provision (credit) at statutory rate	34%	34%	34%	34%
Foreign tax rate difference	(9)%	(1)%	(9)%	(1)%
Effect of favorable tax rate	(8)%	(14)%	(7)%	(17)%
Effective rate	17%	19%	18%	16%

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The estimated tax savings for the three months ended September 30, 2008 and 2007 amounted to approximately $645,717 and $372,960, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the three months ended September 30, 2008 and 2007 from $0.18 to $0.15 and $0.07 to $0.06, respectively, respectively. The estimated tax savings for the nine months ended September 30, 2008 and 2007 amounted to approximately $1,579,140 and $1,448,000, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the nine months ended September 30, 2008 and 2007 from $0.39 to $0.34 and $0.27 to $0.21, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for 2008. The net operating loss carry forwards for United States income tax purposes amounted to $4,867,724 which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2008. The valuation allowance at September 30, 2008 was $1,655,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustment amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on net income or cash flows as previously reported.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

In September 2008, the FASB issued FASB Staff Positions FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions of this FSP that amend Statement 133 and Interpretation 45 shall be effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is in the process of evaluating the new disclosure requirements under this FSP.

Note 3 – Other Assets

Other assets consisted of the following,

	September 30	December 31,
	2008	2007
	(Unaudited)
Prepaid rent – natural gas stations	$265,504	225,924
Prepayment for acquiring land use right	1,060,675	993,975
Advances on equipment and construction in progress	8,632,303	1,501,443
Refundable security deposits	263,340	356,460
Others	56,428	45,250
Total	$10,278,250	$3,123,052

All land in the People’s Republic of China is government owned. However, the government grants the user a land use right to use the land. As of September 30, 2008 and December 31, 2007, the Company prepaid $1,060,675 and $993,975, respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not been granted to the Company. Therefore, the Company did not amortize the prepaid land use rights.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

Date	Prepayment Percentage
July 30, 2011	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

During the twelve month period commencing January 30 of the years set forth below, the Company may redeem the Senior Notes at the following principal amount:

Year	Principal
2009	43,200,000
2010	42,400,000
2011	41,600,000
2012	40,800,000
2013 and thereafter	40,000,000

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The Company is required to prepare and file a registration statement covering the sales of all of the shares of common stock issuable upon exercise of the warrants (the “Warrant Shares”). In the event that effectiveness of the registration statement is suspended at any time other than pursuant to a suspension notice, for each 90-day period during which the registration default remains uncured, the Company shall be required to pay additional interest at the rate of one percent (1%) of the Senior Notes.

On March 3, 2008, the Investor exercised its option to purchase an additional $20,000,000 of Senior Notes. On March 10, 2008, the Company issued the additional $20,000,000 in Senior Notes resulting in total Senior Notes of $40,000,000.

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes. For the three months ended September 30, 2008, the Company amortized $24,410 of the aforesaid issuance costs, net of capitalized interest. For the nine months ended September 30, 2008, the Company amortized $147,002 of the aforesaid issuance costs, net of capitalized interest.

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

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security. If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the three months ended September 30, 2008, the Company amortized $95,528 of the aforesaid discounts, net of capitalized interest. For the nine months ended September 30, 2008, the Company amortized $555,001 of the aforesaid discounts, net of capitalized interest. As of September 30, 2008, $16,104,432 has not been amortized.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

In connection with the above-mentioned offering, the Company entered into a finance representation agreement (“Agreement”) with a placement agent (“Agent”). Pursuant to the agreement, the Company agreed to pay the Agent $10,000 and issued a warrant (“Placement Agent Warrants”) to acquire 75,000 shares of the Company’s common stock. In addition, the Company paid a $1,050,000 fee (7% of the gross proceeds).

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

In connection with the Securities Purchase Agreement, the Company agreed to issue to the Investor seven-year warrants exercisable for up to 2,900,000 shares of the Company’s common stock at an initial exercise price equal to $7.3652 per share, subject to certain adjustments. The warrants have been determined to be derivative liabilities instruments because there is a required redemption requirement if the holder does not exercise the Warrants. However, the warrants does not required to be value at mark to market, rather, to be at its undiscounted amount of $17.5 million according to FAS 150.

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	1,140,286	$3.60	-
Granted	767,308	$7.79	-
Forfeited	-	-	-
Exercised	(819,110)	$3.60	-
Outstanding, December 31, 2007	1,088,484	$6.55	$376,977
Granted	2,900,000	$7.37	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2008 (Unaudited)	3,988,484	$7.14	$-

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$3.60	321,176	0.28	$3.60	321,176
$7.37	2,900,000	6.33	$7.37	2,900,000
$7.79	767,308	3.84	$7.79	767,308
$7.14	3,988,484	5.36	$7.14	3,988,484

Note 6 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14% of the current salary expense. The total contribution for the above plan was $0 and $33,032 for the three months ended September 30, 2008 and 2007, respectively. The total contribution for the above plan was $0 and $88,024 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company had appropriated $574,161 and $232,402 as reserve for the statutory surplus reserve for three months ended September 30, 2008 and 2007. The Company has appropriated $1,425,489 and $726,785 as reserve for the statutory surplus reserve for nine months ended September 30, 2008 and 2007.

Note 8 – Accounting for stock-based compensation

On September 22, 2007, Mr. Qinan Ji, chairman and shareholder of the Company, transferred 100,000 of his personally-owned options to the Company’s attorney to cover certain Company legal expenses. 30% of the options vest on September 22, 2008, 30% vest on September 22, 2009, and the remaining 40% vest on September 22, 2010. Upon termination of service to the Company, the attorney is required to return all unvested options. These options expire June 1, 2012.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The Company used the Black-Sholes model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $51,861 of compensation expense was recorded during the quarter ended September 30, 2008.

As of September 30, 2008, approximately $147,402 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the remaining vesting period of 2 years.

Note 9 – Earnings Per Share

Earnings per share for the period ended September 30, 2008 and 2007 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share:

	For three months ended		For nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earning per share

Net income	$5,136,590	$1,961,662	$11,458,053	$6,816,997

Weighted shares outstanding-Basic	29,200,304	27,122,196	29,200,304	25,191,521

Earnings per share-Basic	$0.18	$0.07	$0.39	$0.27

Diluted earning per share

Net income	$5,136,590	$1,961,662	$11,458,053	$6,816,997

Weighted shares outstanding-Basic	29,200,304	27,122,196	29,200,304	25,191,521
Effect of diluted securities-Warrants	79,286	164,090	116,533	31,944
Weighted shares outstanding-Diluted	29,279,590	27,286,286	29,316,837	25,223,465

Earnings per share -Diluted	$0.18	$0.07	$0.39	$0.27

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

At September 30, 2008 and 2007, the Company had outstanding warrants of 3,988,484 and 1,140,286, respectively. For the three months ended September 30, 2008, the average stock price was greater than the exercise prices of the 321,176 warrants which resulted in additional weighted average common stock equivalents of 79,286; 3,667,308 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the nine months ended September 30, 2008, the average stock price was greater than the exercise prices of the 321,176 warrants which resulted in additional weighted average common stock equivalents of 116,533; 3,667,308 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 10 – Current Vulnerability Due to Certain Concentrations

Concentrations of natural gas vendors:

	Number of natural gas vendors	Percentage of total natural gas purchase
Three months ended September 30, 2008	4	97.4%
Three months ended September 30, 2007	3	99.1%
Nine months ended September 30, 2008	4	98.4%
Nine months ended September 30, 2007	3	97.2%

Except for Shaanxi Natural Gas Co Ltd, no amount was owed to other three vendors as of September 30, 2008. The other three vendors have long-term agreements with the Company without minimum purchase requirements. The Company has had annual agreements from December 31, 2007 to December 31, 2008 with Shaanxi Natural Gas Co Ltd to purchase certain amount of natural gas. For the year ending December 31, 2008, the minimum purchase was 25.58 million cubic meters. Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past 3 years.

Concentrations of installation revenue:

	Number of customers	Percentage of total installation revenue
Three months ended September 30, 2008	3	89.8%
Three months ended September 30, 2007	3	86.1%
Nine months ended September 30, 2008	5	75.0%
Nine months ended September 30, 2007	5	69.2%

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

Note 11 – Commitments and Contingencies

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

Three months ending December 31, 2008	$434,356
Year ending December 31, 2009	1,436,956
Year ending December 31, 2010	1,441,547
Year ending December 31, 2011	1,415,124
Year ending December 31, 2012	1,355,864
Thereafter	14,670,599
Total	$20,754,446

For the three months ended September 30, 2008 and 2007, the land use right and office lease expenses were $256,876 and $ 68,135, respectively. For the nine months ended September 30, 2008 and 2007, the land use right and office lease expenses were $630,821 and $ 142,579, respectively.

(b) Property and Equipment

In January 2008, the Company entered into a contract with Chemtex International Inc. to purchase equipment supply for LNG plant and LNG storage tank located in Jingbian county, Shannxi Province China, in the total amount of $13,700,000. On May 16, 2008, SJLNG entered into an agreement with Hebei Tongchan Import and Export Co. Ltd. (Hebei) and agreed that Hebei will act as the trade agency for SJLNG. On June 16, 2008, the Company entered into an equipment supply contract with Chemtex Internaitonal Inc. to supply imported equipment for a LNG plant and a storage tank to be built by Jingbian Xilan LNG Co. Ltd. As of September 30, 2008, the Company advanced $6,290,000 to the trade agency and the future commitment for equipment is $7,410,000.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

(c) Legal Proceedings

A former member of the board of directors filed a lawsuit against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things; to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement.  After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint.  The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company.  The current board of directors has complied with the court's decision by tendering an options agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal.  Regardless of the outcome of the appeal, the Company believes that any liability it would incur will not have a materially adverse effect on its financial condition or its results of operations, and, accordingly, this matter has not been reflected on the Company's financial statements.

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

On December 6, 2005, we issued an aggregate of 4 million shares to all of the registered shareholders of Xi’an Xilan Natural Gas Co., Ltd., and entered into exclusive arrangements with Xi’an Xilan Natural Gas Co., Ltd. The shareholders that give us the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint our senior executives and approve all matters requiring shareholder approval. On December 19, 2005, we changed our name to China Natural Gas, Inc.

On February 21, 2006, we formed Xilan Natural Gas Equipment Ltd., (“Xilan Equipment”) as a wholly owned foreign enterprise (WOFE). We then, through Xilan Equipment, entered into exclusive arrangements with Xi’an Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007, and made retroactive to March 8, 2006. As a result, the Company consolidates the financial results of Xi’an Xilan Natural Gas as variable interest entity pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”, effective on March 8, 2006.

We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The People's Republic of China ("China" or the "PRC") through a network of 120km high pressure pipelines. During the three months ended September 30, 2008, the pipeline’s average daily throughput capacity is 28,977 cubic meters; in the first nine months of 2008, its average daily throughput capacity is 29,595 cubic meters. We also distribute and sell CNG as vehicular fuel through a network of approximately 35 CNG fueling stations in Shaanxi and Henan Provinces.  As of September 30, 2008, we own and operate 23 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. During the three months ended September 30, 2008, we had sold compressed natural gas of 40,547,584 cubic meters through our fueling stations; in the first nine months of 2008, we had sold compressed natural gas of 107,226,877 cubic meters.

We operate three primary business lines:

•	Distribution and sale of compressed natural gas (CNG) through Company-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (35 stations as of September 30, 2008);

•
Distribution of piped natural gas to residential, commercial and industrial customers through Company-owned pipelines as well as installation of natural gas devices for our pipeline customers. The Company distributes and sells natural gas to 92,984 homes and businesses as of September 30, 2008; and

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

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Three Months Ended September 30, 2008 and 2007:

The following table presents certain consolidated statement of income information. The three months financial information is presented below:.

	September 30, 2008	September 30, 2007
Revenues	$18,401,200	$9,078,089
Cost of Revenues	8,908,833	4,758,250
Operating Expenses	3,066,512	1,967,693
Income from Operations	6,425,855	2,352,146
Net Income	$5,136,590	$1,961,662

Revenues: We generated revenue of $15,354,461, 83.44% of our total revenues, during the three months ended September 30, 2008 from the sale of natural gas, and revenue of $3,046,739, 16.56% of our total revenues from installation fees, conversion fees, and other sources. Sales of natural gas at the Company-owned fueling stations accounted for 80.20% of our total revenues in the three months ended September 30, 2008, or $14,757,762, which was the largest contribution of our three business lines. Sales to end-user customers connected to our pipeline distribution system accounted for 9.76% of our total revenues during the three months ended September 30, 2008, or $1,767,511, including both natural gas sales and installation fees.

We had total revenues of $18,401,200 for the three months ended September 30, 2008, an increase of $9,323,111 or 102.70%, compared to $9,078,089 for the three months ended September 30, 2007. The sales of natural gas increased 103.23% and our installation and other revenues increased 100.05% over the same period in 2007. The increase in revenues was primarily due to the material increase in the number of Company-owned fueling stations and pipeline customers. As of September 30, 2008, the Company had 92,984 pipeline customers, an increase of 8,921 customers over the same period in 2007, and has constructed and acquired 35 fueling stations, an increase of 15 stations over the same period in 2007.

During the third quarter of 2008, we had sold compressed natural gas of 40,547,584 cubic meters, compared to 22,462,111 cubic meters in the same period of 2007, through Company-owned fueling stations. In terms of average station sales value and volume, in the third quarter of 2008, we had sold approximately $423,000 and 1,180,000 cubic meters of compressed natural gas per station, compared to approximately $380,000 and 1,182,000 cubic meters in the same period of 2007. As for natural gas pipeline business, during the third quarter of 2008, we had sold 2,665,947 cubic meters, compared to 1,705,668 cubic meters in the same period of 2007, through our pipeline network.

Furthermore, during the third quarter of 2008, three major customers contributed 89.83% of the total installation revenue, compared to 86.1% of the Company’s installation revenue from three customers for the same period of 2007. Due to the relatively small portion of the installation business and our close relationship with other potential customers, we believe that the loss of any one of these three customers would not have a material adverse effect on our operations.

The Company expects natural gas revenues to increase on both an actual basis and as a percentage of revenue in the remaining period of 2008.

Cost of Revenues: Our cost of revenues consists of both the cost of natural gas and the cost of installation and other. Cost of natural gas consists primarily of the price that we pay for natural gas purchased from our supplier. Cost of installation and other includes certain connection costs related to connecting customers to our pipeline system that are generally expensed when incurred and vehicle conversion cost related to converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Cost of revenues during the three months ended September 30, 2008 was $8,908,833, an increase of $4,150,583 or 87.23% over the same period in 2007. Cost of natural gas increased by 73.46% to $6,973,035 during the three months ended September 30, 2008, as compared with $4,020,039 for the same period in 2007. The opening cost per station during the three months ended September 30, 2008 is approximately $1,200,000, compared to approximately $900,000 over the same period of 2007. During the three months ended September 30, 2008, the transportation cost-per-million cubic meters is approximately $7,700. In addition, cost of installation and other increased by 162.23% to $1,935,798 during the three months ended September 30, 2008, as compared with $738,211 for the same period in 2007. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. We had sold natural gas of 43,213,531 cubic meters during the third quarter of 2008, compared to 24,167,779 cubic meters over the same period of 2007. The increase of installation and other cost is mainly due to the increase in the number of pipeline customers, the vehicles the Company had converted and the gasoline sales through our existing fueling stations. We converted 713 vehicles to become hybrid in the third quarter of 2008, compared to 498 vehicles over the same period of 2007.

We purchase our natural gas for resale mainly from four vendors: PetroChina Changqing Oilfield Company, Jiyuan Yuhai Natural Gas Co Ltd, Shaanxi Natural Gas Co. Ltd and Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd. We renewed the supplying contracts on an annual or semiannual basis and do not think we will have difficulty in doing so in the foreseeable future. The four major vendors supplied 97.37% of total natural gas we purchased in the third quarter of 2008.

As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. Due to the soaring crude oil price and ever-increasing demand for energy consumption, the National Development and Reform Commission, which regulates the energy price in China, adjusted the upstream natural gas price for industrial users and vehicular CNG distributors upward by RMB ¥0.4/CM, or 35% in November, 2007. The retail price for vehicular CNG was adjusted upward at a ratio of 0.75:1 to the retail price of #90 gasoline in November, 2007. Many large cities see dramatic increase in retail vehicular CNG price, for example 66% in Shanghai and 21% (taxi) and 38% (bus) in Tianjin. However, the natural gas price for residential customers is not adjusted. As China shifts from a centrally-planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, and maintain a stable flow of supply. The government has also undertaken programs to promote the economic growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

Gross profit: The Company earned a gross profit of $9,492,367 for the three months ended September 30, 2008, an increase of $5,172,528 or 119.74%, compared to $4,319,839 for the three months ended September 30, 2007. The increase in gross profit is due to a material increase in natural gas sales and installation revenue in this quarter, partially offset by an increase in cost of revenues.

Gross margin: Gross margin, as a percentage of revenues, increased to 51.59% for the three months ended September 30, 2008, from 47.59% for the three months ended September 30, 2007. The increase in gross margin is primarily due to the higher margin from the natural gas sold in fueling stations in Henan province in the third quarter of 2008 compared to the same period of 2007. From July 2007, the Company renewed its supply contract with a local natural gas vendor in Henan at a much lower supply cost of RMB ¥1.0/CM.

Operating expenses: The Company incurred operating expenses of $3,066,512 for the three months ended September 30, 2008, an increase of $1,098,819, or 55.84%, compared to $1,967,693 for the three months ended September 30, 2007. Our selling expenses increased by 123.35%, from $939,496 for three months ended September 30, 2007 to $2,098,343 for the same period of 2008, primarily as a result of expenses related to the operation of 15 newly added CNG stations since September 30, 2007, the depreciation of more equipment, recruitment of more employees as well as the ongoing related selling expenses. However, the general and administrative expenses decreased by 5.84% to $968,169 for three months period ended September 30, 2008 from $1,028,197 for the same period of 2007, which demonstrated the Company’s cost control ability and the benefit of economy of scale over centralized corporate functions.

Provision for income tax was $1,034,636 for the three months ended September 30, 2008, as compared to $445,463 for the three months ended September 30, 2007. The increase in income tax was mainly attributed to the growth of revenues from our fueling stations and pipeline business.

Net Income: Net income increased to $5,136,590 for the three months ended September 30, 2008, an increase of $3,174,928 or 161.85% from $1,961,662 during the corresponding period in 2007. The increased net income reflects the fueling station business’s strong and steady profit-generating ability and the successful outcome of the Company’s continuous efforts in sourcing lower natural gas suppliers, which were offset by the increase of interest expense and amortization expenses due to the issuance of $40 million senior note on January 29th, 2008.

Comparing Nine Months Ended September 30, 2008 and 2007:

The following table presents certain consolidated statement of income information. Financial information is presented for the nine months ended September 30, 2008 and 2007.

	September 30, 2008	September 30, 2007
Revenues	$49,317,360	$24,094,974
Cost of Revenues	26,070,754	12,114,666
Operating Expenses	7,956,125	3,926,507
Income from Operations	15,290,481	8,053,801
Net Income	$11,458,053	$6,816,997

Revenues: We generated revenue of $40,494,646, 82.11% of our total revenues, during the nine months ended September 30, 2008 from the sale of natural gas, and revenue of $8,822,714, 17.89% of our total revenues from installation, vehicle conversion and gasoline sale activity. Sales of natural gas at the Company-owned fueling stations accounted for 78.33% of our total revenues in the nine months ended September 30, 2008, or $38,632,188, which was the largest contribution of our three business lines. Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for 10.88% of our total revenues during the nine months ended September 30, 2008, or $5,365,729, including both natural gas sales and installation revenue. The Company expects natural gas revenues to increase on both an actual basis and as a percentage of revenue in 2008.

We had total revenues of $49,317,360 for the nine months ended September 30, 2008, an increase of $25,222,386 or 104.68%, compared to $24,094,974 for the nine months ended September 30, 2007. The sales of natural gas increased 110.43% and our installation and other revenues increased 81.87% over the same period in 2007. The increase in revenues was primarily due to the material increase in the number of Company-owned fueling stations and pipeline customers. As of September 30, 2008, the Company had 92,984 pipeline customers, an increase of 8,921 customers over the same period in 2007, and has constructed and acquired 35 fueling stations, an increase of 15 stations over the same period in 2007.

During the nine months ended September 30, 2008, we sold compressed natural gas of 107,226,877 cubic meters, compared to 58,537,895 cubic meters in the same period of 2007, through Company-owned fueling stations. In terms of average station sales value and volume, during the first nine months ended September 30, 2008, we sold approximately $1,292,000 and 3,650,000 cubic meters compressed natural gas per station, compared to approximately $1,260,000 and 4,050,000 cubic meters in the same period of 2007. As for natural gas pipeline business, during the first nine months ended September 30, 2008, we sold 8,079,460 cubic meters, compared to 5,346,207 cubic meters in the same period of 2007, through our pipeline network.

Furthermore, in the nine months ended September 30, 2008, five major customers contributed 75.02% of the total installation revenue, compared to 69.2% of the Company’s installation revenue from five customers for the same period of 2007. Due to the relatively small portion of the installation business and our close relationship with other potential customers, we believe that the loss of any one of these five customers would not have a material adverse effect on our operations.

The Company expects natural gas revenues to increase on both an actual basis and as a percentage of revenue in the remaining period of 2008.

Cost of Revenues: Our cost of revenues consists of both the cost of natural gas and the cost of installation and other. Cost of natural gas consists primarily of the price that we pay for natural gas purchased from our suppliers, Cost of installation includes certain connection costs related to connecting customers to our pipeline system that are generally expensed when incurred and vehicle conversion cost related to converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Cost of revenues during the nine months ended September 30, 2008 was $26,070,754, an increase of $13,956,088 or 115.20% over the same period in 2007. Cost of natural gas increased by 104.19% to $20,369,778 during the nine months ended September 30, 2008, as compared with $9,975,932 for the same period in 2007. During the nine months ended September 30, 2008, the transportation cost-per-million cubic meters is approximately $7,000. In addition, cost of installation and other increased by 166.56% to $5,700,976 during the nine months ended September 30, 2008, as compared with $2,138,734 for the same period in 2007. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. We had sold natural gas of 115,306,337 cubic meters in the first nine months of 2008, compared to 63,884,102 cubic meters over the same period of 2007. The increase of installation and other cost is mainly due to the increase of pipeline customers, the vehicles the Company had converted, and the gasoline sales through our existing fueling stations. We converted 1,980 vehicles to become hybrid during the nine months ended September 30, 2008, compared to 548 vehicles over the same period of 2007.

We purchase our natural gas for resale mainly from four vendors: PetroChina Changqing Oilfield Company, Jiyuan Yuhai Natural Gas Co Ltd, Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd and Shaanxi Natural Gas Co. Ltd. We renewed the supplying contracts on an annual or semiannual basis and do not think we will have difficulty in doing so in the foreseeable future. The four major vendors supplied 98.42% of total natural gas we purchased during the first nine months period of 2008.

As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. Due to the soaring crude oil price and ever increasing demand for energy consumption, the National Development and Reform Commission, which regulates the energy price in China, adjusted the upstream natural gas price for industrial users and vehicular CNG distributors upward by RMB ¥0.4/CM, or 35% in November, 2007. The retail price for vehicular CNG was adjusted upward at a ratio of 0.75:1 to the retail price of #90 gasoline in November, 2007. Many large cities see dramatic increase in retail vehicular CNG price, for example 66% in Shanghai and 21% (taxi) and 38% (bus) in Tianjin. However, natural gas price for residential customers is not adjusted. As China shifts from a centrally planned economy to a market economy, we believe that it is in the government's best interest to keep prices stable, and maintain a stable flow of supply. The government has also undertaken programs to promote the economic growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

Gross profit: The Company earned a gross profit of $23,246,606 for the nine months ended September 30, 2008, an increase of $11,266,298 or 94.04%, compared o $11,980,308 for the nine months ended September 30, 2007. The increase in gross profit is due to a material increase in natural gas sales and installation (and other) revenues in this period, partially offset by an increase in cost of sales.

Gross margin: Gross margin, as a percentage of revenues, decreased to 47.14% for the nine months ended September 30, 2008, from 49.72% for the nine months ended September 30, 2007. The decrease in gross margin is primarily due to the lower margin of natural gas sales in Henan province during the first six months of 2008, gasoline sales and vehicle conversion revenue during 2008. Although the gasoline sales only represented 7% of our total revenue during the 9 months ended September 30, 2008, the low gross margin of gasoline around 7.5% contributed to a decline in our overall gross margin.

Operating expenses: The Company incurred operating expenses of $7,956,125 for the nine months ended September 30, 2008, an increase of $4,029,618 or 102.63%, compared to $3,926,507 for the nine months ended September 30, 2007. Our selling expenses increased by 126.02% from $2,216,048 for nine months ended September 30, 2007 to $5,008,631 for the same period of 2008, primarily as a result of expenses related to the operation of 15 newly added CNG stations since September 30, 2007, the depreciation of more equipment, recruitment of more employees as well as the on-going related selling expenses. The general and administrative expenses increased by 72.32% to $2,947,494 for nine months period ended September 30, 2008 from $1,710,459 for the same period of 2007, which is primarily due to the Company’s engagement of more personnel to manage rapidly expanding business and continuous efforts on finding new acquisition opportunities, and also the rentals and operating expenses for new offices in Xi’an China and New York. Considering the percentage increase from the general and administrative expenses is lower than that of revenue, the Company also demonstrated the benefit of economy of scale over centralized corporate functions over the nine-month period of 2008.

Provision for income tax was $2,584,774 for the nine months ended September 30, 2008, as compared to $1,317,878 for the nine months ended September 30, 2007. The increase in income tax was mainly attributed to the growth of revenues from our fueling stations and pipeline business.

Net Income: Net income increased to $11,458,053 for the nine months ended September 30, 2008, an increase of $4,641,056 or 68.08% from $6,816,997 for the nine months ended September 30, 2007. The increased net income reflects the fueling stations business’s strong and steady profit-generating ability and the successful outcome of the Company’s continuous efforts in sourcing lower natural gas suppliers, which were offset by the increase of interest expense and amortization expenses due to the issuance of $40 million senior note on January 29th , 2008.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $20,384,702 of cash and cash equivalents on hand compared to $20,677,432 of cash and cash equivalents as of September 30, 2007.

Cash flows provided by operating activities was $12,711,311 for the nine months ended September 30, 2008 compared to net cash provided by operations of $8,030,806 in the corresponding period last year. The primary reason for the change is attributed to the increased cash from net income generated from our CNG fueling stations business, which is offset by the higher working capital needs to support our operations in the nine months ended September 30, 2008.

Cash outflows for investing activities increased from $6,838,721 during the nine months ended September 30, 2007 to $44,611,535 for the same period in 2008 primarily because of the construction and acquisition of additional 15 fueling stations, the additions of construction in progress and the prepayment to equipment suppliers of our LNG plant, which the Company started to construct in September 2007.

Cash inflow for financing activities was $37,877,491 for the nine months ended September 30, 2008, compared to $13,823,467 in the corresponding previous period. The increased financing cash inflow comes from the sale of $40 million senior notes to Abax Lotus in the first quarter of 2008, partially offset by related offering costs. In the August 2007, the Company issued $15 million new shares at $3.25 per share through private placement.

In the next three months of 2008, the Company also expects to enter into an acquisition project, which is estimated to cost $10 million. The funds for these investing activities are expected to come primarily from the existing cash on hand and the Company's operating cash inflows. If the internally generated cash is not sufficient, the Company will consider securing funding from outside capital providers.

The Company paid $9.5 million for the right to use know-how and basic engineering design to construct the LNG plant and storage tank in the first quarter of 2008. The Company also made further investment of approximately $3.4 million and $6.9 million for the LNG plant related fee in the second and third quarter of 2008, respectively. The Company expects to continue to invest in LNG project in the subsequent quarters with funds already secured and internally generated cash flows, and the LNG projects is expected to be completed in October 2009.

Based on past performance and current expectations, we believe our existing cash combined with cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures (other than the possible acquisition of other fueling and compressor stations) and other liquidity requirements associated with our operations for at least the next 12 months.

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

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for the Company’s use. The major cost of construction in progress relates to material, labor and overhead. Interest cost amounted to $1,672,565 was capitalized into construction in progress up to date.

Revenue Recognition

Our revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months. Revenue from repairing and modifying vehicles is recorded when service are rendered to and accepted by the customers.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

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

In September 2008, the FASB issued FASB Staff Positions FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions of this FSP that amend Statement 133 and Interpretation 45 shall be effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is in the process of evaluating the new disclosure requirements under this FSP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were effective subject to the following:

●
Inadequate US GAAP expertise - The current staff in the accounting department is inexperienced and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries and were not required to meet or apply U.S. GAAP requirements.  They need substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

A former member of the board of directors filed a lawsuit against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement.  After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint.  The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company.  The current board of directors has complied with the court's decision by tendering an options agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal.  Regardless of the outcome of the appeal, the Company believes that any liability it would incur will not have a materially adverse effect on its financial condition or its results of operations.

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

The distribution of natural gas and operations of fueling stations are highly regulated requiring registrations for the issuance of licenses required by various governing authorities in China. In addition, various standards must be met for fueling stations including handling and storage of natural gas, tanker handling, and compressor operation which are regulated. The costs of complying with regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

We depend on our senior management's experience and knowledge of the industry and would be adversely affected by the loss of any of our senior managers.

Our future success depends heavily upon the continuing services of the members of our senior management team, particularly Mr. Ji, who is the founder, Chief Executive Officer, Chairman of the Board, and a major shareholder of our company. We rely on Mr. Ji’s expertise in our business operations and on his personal relationships with the relevant regulatory authorities, customers and suppliers. We do not currently have employment contracts with our senior executives. If, for any reason, our senior executives do not continue to be active in management, our business, or the financial condition of our Company, our results of operations could be adversely affected. In addition, we do not maintain life insurance on our senior executives and other key employees.

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

Our strategy of geographic expansion and our effort of acquiring additional fueling stations may fail.

As part of our business strategy, we continue to expand our operations into more regions in China as we address growth in our natural gas user base and market opportunities. We are constructing new CNG fueling stations and acquiring existing stations in those regions. These actions may require a significant amount of capital investment, and involve uncertainties and risks. We might not be as familiar with the local markets as we are in Henan Province and in our home market Shaanxi Province. Our effort of geographic expansion may fail resulting in loss of investment, competitive edge, and the opportunity to enter into those markets in the near future.

We may not be able to manage our expanding operations effectively.

To manage the potential growth of our operations and personnel, as well as geographically dispersed CNG fueling stations, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage our growing employee base, including staff from acquired CNG fueling stations. This requires significant time and resource commitments from us and our senior management, who will also be required to maintain and expand our relationships with local governments. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Our failure to manage growth and operate efficiently could harm our business and adversely affect our financial conditions.

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

The value of the RMB fluctuates and is subject to changes in the People's Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of September 30, 2008, the exchange rate between the RMB and the United States dollar was 6.835 RMB to every one USD (middle price).

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

We are a holding company, and all of our assets are located in the Republic of China. In addition, a majority of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since 1979 has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our VIE, Xi’an Xilan Natural Gas, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

The PRC government regulates the natural gas industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the natural gas industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the natural gas industry include, but are not limited to, the following:

•	We only have contractual control over Xi’an Xilan Natural Gas. We do not own it due to the restriction of foreign investment in Chinese businesses; and

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

Since PRC law limits foreign equity ownership in natural gas companies in China, we operate our business through Xi’an Xilan Natural Gas. We have no equity ownership interest in Xi’an Xilan Natural Gas and rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be as effective in providing control over Xi’an Xilan Natural Gas as direct ownership. For example, Xi’an Xilan Natural Gas could fail to take actions required for our business despite its contractual obligation to do so. If Xi’an Xilan Natural Gas fails to perform under their agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that Xi’an Xilan Natural Gas’s shareholders would always act in our best interests.

RISKS RELATED TO CORPORATE AND STOCK MATTERS

Our largest stockholder has significant influence over our management and affairs and could exercise this influence against your best interests.

At September 30, 2008, Mr. Qinan Ji, our founder, Chairman of the Board and Chief Executive Officer and our largest stockholder, beneficially owned approximately 20.3% of our outstanding shares of common stock. As a result, pursuant to our Bylaws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our Bylaws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares. The limited prior public market and trading market may cause volatility in the market price of our common stock.

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

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-K, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the "SEC"). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Moreover, the independent registered public accountants of our Company must attest to and report on management's assessment of the same. Even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. We cannot guarantee the outcome of the report and it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negative influence to our stock market price.

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

China Natural Gas, Inc.

November 13, 2008	By:	/s/ Qinan Ji
Qinan Ji Chief Executive Officer (Principal Executive Officer)

November 13, 2008	By:	/s/ Richard P. Wu
Richard P. Wu Chief Financial Officer (Principal Financial and Accounting Officer)