Form 10-K/A
period 2007-12-31
China Natural Gas, Inc.
filed 2008-12-24
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

19th Floor, Building B, Van Metropolis
Tang Yan Road, Hi-Tech Zone
Xi’an, 710065, Shaanxi Province, China
(Address of principal executive office)

Registrant’s telephone number, including area code: 86-29-8832-7391

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

We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The Peoples' Republic of China ("China" or the "PRC") through a network of high pressure pipelines. We also distribute and sell CNG as vehicular fuel through a network of approximately 120 km of CNG filling stations in Shaanxi and Henan Provinces.  - During the year of 2007, the pipeline’s average daily throughput capacity is 20,565 cubic meters, comparing to approximately 18,048 cubic meters in the year of 2006. As of December 31, 2007, we own and operate 16 CNG fueling stations in Shaanxi Province and 8 CNG fueling stations in Henan Province. During the year of 2007, we had sold compressed natural gas of 84,744,620 cubic meters through our fueling stations, comparing to 39,279,689 cubic meters in the year of 2006.

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

During the year of 2007, we had sold compressed natural gas of  84,744,620 cubic meters, compared to 39,279,689 cubic meters in the same period of 2006, through Company-owned fueling stations. In terms of average station sales value and volume, in the year of 2007, we had sold approximately $1,500,000 and 4,760,000 cubic meters of compressed natural gas per station, compared to approximately $1,500,000 and 4,900,000 cubic meters in the same period of 2006. The reason for the higher unit selling price in 2007 than in 2006 is mainly due to the appreciation of Renminbi ("RMB") compared to US dollar in the period of 2007. The unit selling price in RMB was decreased slightly in 2007.  The decrease in average unit selling price in 2007 resulted from the Company's increased sales volume in 2007 to bus companies and prepaid VIP members at a lower discounted price than the regular retail price charged to taxi drivers. As for our natural gas pipeline business, in the year of 2007, we had sold 7,403,314 cubic meters, compared to 6,497,186 cubic meters in the same period of 2006 through our pipeline network.

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

Cost of sales in 2007 was $18,025,075, an increase of $8,307,075 or approximately 85.48% from 2006. Cost of gas sales increased by approximately 93.64% to $14,838,997 in 2007, as compared with $7,663,060 in 2006. The increase in our cost of sales was primarily related to a material increase in the amount of gas sold and the price that we paid to our suppliers in 2007. The opening cost per station during the twelve months ended December 31, 2007 is approximately $900,000, compared to approximately $800,000 in the year of 2006. In 2007, the transportation cost per million cubic meters is approximately $5,800. In addition, our installation costs increased in 2007 by approximately 55.04% to $3,186,078, as compared with $2,054,940 in 2006 as a result of the addition of new pipeline customers. The price that we paid for gas in 2007 remained relatively constant compared to 2006. We had sold natural gas of 92,147,935 cubic meters in 2007, compared to 45,776,875 cubic meters in 2006.

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 12, 2007

2

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$13,291,729	$5,294,213
Short-term investments	238,554	-
Accounts receivable	306,179	569,037
Other receivable - employee advances	824,020	711,279
Inventories	231,339	285,537
Advances	663,041	960,681
Prepaid expense and other current assets	109,722	304,620
Total current assets	15,664,584	8,125,367

PROPERTY AND EQUIPMENT, net	32,291,995	17,193,728
CONSTRUCTION IN PROGRESS	2,210,367	2,343,499
OTHER ASSETS	3,123,052	803,757

TOTAL ASSETS	$53,289,998	$28,466,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$487,710	$406,212
Other payables	55,979	279,236
Unearned revenue	327,220	284,011
Taxes Payable	1,211,775	1,866,688
Total current liabilities	2,082,684	2,836,147

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 authorized shares 29,200,304 and 24,210,183 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,920	2,421
Additional paid-in capital	32,046,879	18,223,911
Cumulative translation adjustment	3,477,025	839,452
Statutory reserves	1,802,735	750,886
Retained earnings	13,877,755	5,813,534
Total stockholders' equity	51,207,314	25,630,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,289,998	$28,466,351

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

The accompanying notes are an integral part of these statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock		Additional	Accumulative Other			Total
	Shares	Amount	Paid in Capital	Comprehensive Gain	Statutory Reserve	Retained Earnings	Stockholders' Equity
Balance December 31, 2005	20,204,088	$2,020	$8,331,458	$228,747	$169,722	$943,603	$9,675,550

Shares issued for cash, at $2.80	3,714,428	371	10,399,629				10,400,000
Offering costs			(1,557,147)				(1,557,147)
Cash exercise of warrants	291,667	30	1,049,971				1,050,001
Cumulative translation adjustment				610,705			610,705
Net Income						5,451,095	5,451,095
Transfer to statutory reserve					581,164	(581,164)	-

Balance December 31, 2006	24,210,183	$2,421	$18,223,911	$839,452	$750,886	$5,813,534	$25,630,204

Shares issued for cash, at $3.25	4,615,385	462	14,999,538				15,000,000
Offering costs			(1,176,533)				(1,176,533)
Cashless exercise of warrants	374,736	37	(37)				-
Cumulative translation adjustment				2,637,573			2,637,573
Net Income						9,116,070	9,116,070
Transfer to statutory reserve					1,051,849	(1,051,849)	-

Balance December 31, 2007	29,200,304	$2,920	$32,046,879	$3,477,025	$1,802,735	$13,877,755	$51,207,314

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

Other Receivable - Employee Advances

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were effective.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management identified the following significant deficiencies:

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

•
Prior to December 31, 2007, we engaged Pickard & Green, CPAs, a Certified Public Accounting firm in Valencia, CA, to serve as our accountant. They are mainly engaged to perform our financial statements consolidation and to prepare our financial statements. In addition, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff and continue this effort in the future.

Conclusion

Despite of the deficiencies reported above, and in light of the remediation initiatives, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2007.  Additionally, the Company management believes that its consolidated financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Date: December 23, 2008

CHINA NATURAL GAS, INC.

By:	/s/ Qinan Ji
Qinan Ji Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard Peidong Wu
Richard Peidong Wu Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2008
Qinan Ji

/s/ Zhiqiang Wang	Director	December 23, 2008
Zhiqiang Wang

	Director	December 23, 2008
Donald Yang

/s/ Richard Peidong Wu	Chief Financial Officer (Principal Accounting Officer)	December 23, 2008
Richard Peidong Wu

/s/ Carl Yeung	Director	December 23, 2008
Carl Yeung

	Director	December 23, 2008
Lawrence Leighton