Form 10-Q/A
period 2008-06-30
China Natural Gas, Inc.
filed 2008-12-24
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

86-29-8832-7391
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
Yes ☐ No ☒

China Natural Gas, Inc.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 and DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$29,180,315	$13,291,729
Short-term investments	-	238,554
Accounts receivable	854,537	306,179
Other receivable - employee advances	480,690	549,820
Inventories	523,027	231,339
Advances	993,348	663,041
Prepaid expense and other current assets	771,327	109,722
Loan receivable	291,800	274,200
Total current assets	33,095,044	15,664,584

PROPERTY AND EQUIPMENT, net	45,581,330	32,291,995
CONSTRUCTION IN PROGRESS	15,537,703	2,210,367
FINANCING COSTS	1,951,746	-
OTHER ASSETS	7,030,886	3,123,052

TOTAL ASSETS	$103,196,709	$53,289,998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$365,561	$293,970
Other payables	68,458	249,719
Accrued expense	141,170	-
Unearned revenue	893,960	327,220
Accrued interest	741,667	-
Taxes payable	1,732,193	1,211,775
Total current liabilities	3,943,009	2,082,684

LONG-TERM LIABILITIES:
Notes payable, net of $16,693,697 discount	23,306,303	-
Derivative liabilities - warrants	17,500,000	-
Total long-term liabilities	40,806,303	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 authorized shares
29,200,304 shares issued and outstanding at June 30, 2008
and December 31, 2007	2,920	2,920
Additional paid-in capital	32,085,775	32,046,879
Stockholder receivable	(2,918,000)	-
Cumulative translation adjustment	7,274,749	3,477,025
Statutory reserves	2,654,063	1,802,735
Retained earnings	19,347,890	13,877,755
Total stockholders' equity	58,447,397	51,207,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,196,709	$53,289,998

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

Other Receivable - employee advances

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

Overview
We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The People's Republic of China ("China" or the "PRC") through a network of 120km high pressure pipelines. We also distribute and sell CNG as vehicular fuel through a network of 32 CNG filling stations in Shaanxi and Henan Provinces.  During the three months ended June 30 2008, the pipeline’s average daily throughput capacity is 29,490 cubic meters, compared to 20,158 cubic meters during the same period of 2007. As of June 30, 2008, we own and operate 20 CNG filling stations in Shaanxi Province and 12 CNG filling stations in Henan Province.  During the three months ended June 30 2008, we had sold compressed natural gas of 37,560,494 cubic meters through our fueling stations, comparing to 20,951,721 cubic meters during the same period of 2007.

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

During the three months ended June 30 2008, we had sold compressed natural gas of 37,560,494 cubic meters, compared to 20,951,721 cubic meters in the same period of 2007 through Company-owned fueling stations. In terms of average station sales value and volume, in the three months ended June 30 2008, we had sold approximately $433,000 and 1,237,000 cubic meters of compressed natural gas per station, compared to approximately $ 436,000 and 1,400,000 cubic meters in the same period of 2007. The reason for the lower average sales per station is due to the fact that we had more stations in Henan in the second quarter of 2008 than in 2007, and the average sales per station in Henan is lower than that in Shaanxi. In addition, revenues were favorably impacted in the three months ended June 30, 2008 due to a higher average unit selling price for compressed natural gas.  The increase in average unit selling price is mainly due to the higher selling price in Henan than in Shannxi and the higher number of stations in Henan in the second quarter of 2008 than the same period of 2007. As for our natural gas pipeline business, in the three months ended June 30 2008, we had sold 2,683,613 cubic meters, compared to 1,834,408 cubic meters in the same period of 2007 through our pipeline network.

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

Cost of revenues during the three months ended June 30, 2008 was $9,224,723, an increase of $5,094,524 or approximately 123.35% over the same period in 2007. Cost of natural gas increased by approximately 108.32% to $7,214,469 during the three months ended June 30, 2008, as compared with $3,463,242 for the same period in 2007. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. The opening cost per station during the three months ended June 30, 2008 is approximately $1,200,000, compared to approximately $900,000 in the same period of 2007. In the three months ended June 30,2008, the transportation cost per million cubic meters is approximately $6,500. In addition, our installation and other costs increased during the three months ended June 30, 2008 by approximately 201.41% to $2,010,254, as compared with $666,957 in the same period in 2007 as a result of the increase of pipeline customers and vehicle conversion sales. We had sold natural gas of 39,811,003 cubic meters in the three months ended June 30, 2008, compared to 22,786,130 cubic meters in the same period of 2007.

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

During the six months ended June 30 2008, we had sold compressed natural gas of  68,829,721 cubic meters, compared to 36,075,784 cubic meters in the same period of 2007 through Company-owned fueling stations. In terms of average station sales value and volume, in the six months ended June 30 2008, we had sold approximately $872,000 and 2,503,000 cubic meters of compressed natural gas per station, compared to approximately $830,000 and  2,656,000  cubic meters in the same period of 2007. The reason for the higher average unit selling price is due to the fact that the selling price in Henan is higher and we have more stations in Henan in the six months ended June 30th 2008 than in 2007. As for natural gas pipeline business, in the six months ended June 30 2008, we had sold 5,413,513 cubic meters, compared to 3,640,538 cubic meters in the same period of 2007 through our pipeline network.

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

Cost of revenues during the six months ended June 30, 2008 was $17,161,921, an increase of $9,805,505 or approximately 133.29% over the same period in 2007. Cost of natural gas increased by approximately 124.93% to $13,396,743 during the six months ended June 30, 2008, as compared with $5,955,893 for the same period in 2007. The increase in our cost of revenues was primarily related to a material increase in the amount of gas sold. The opening cost per station during the six months ended June 30, 2008 is approximately $1,200,000, compared to approximately $900,000 in the same period of 2007. In the six months ended June 30,2008, the transportation cost per million cubic meters is approximately $6,000. In addition, our installation and other costs increased during the six months ended June 30, 2008 by approximately 168.84% to $3,765,178, as compared with $1,400,523 in the same period in 2007 as a result of the increase of pipeline customers and vehicle conversion sales. We had sold natural gas of 74,243,234 cubic meters in the six months ended June 30, 2008, compared to 39,716,323 cubic meters in the same period of 2007.

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

China Natural Gas, Inc.

December 23, 2008	By:	/s/ Qinan Ji

Qinan Ji Chief Executive Officer (Principal Executive Officer)

December 23, 2008	By:	/s/ Richard Peidong Wu

Richard Peidong Wu
Chief Financial Officer
(Principal Financial and Accounting Officer)