Form 10-K
period 2008-12-31
China Natural Gas, Inc.
filed 2009-03-16
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $139,612,648. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 10, 2009, there were 29,200,304 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

We distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the Lintong and Baqiao Districts, of Shaanxi province of The Peoples' Republic of China ("China" or the "PRC") through a network of approximately 120 km of high pressure pipelines.  We also distribute and sell CNG as vehicular fuel through a network of CNG fueling stations in Shaanxi and Henan Provinces.  As of December 31, 2008, we owned and operated 23 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province.

We operate four primary business lines:

•	Distribution and sale of compressed natural gas (CNG) through Company-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (35 stations as of December 31, 2008);

•
Installation, distribution and sale of piped natural gas to residential, commercial and industrial customers through Company-owned pipelines. The Company distributes and sells natural gas to approximately 96,033 homes and businesses as of December 31, 2008;

•	Distribution and sale of gasoline through using Company-owned CNG fueling stations for hybrid(natural gas/gasoline) powered vehicles( 5 gasoline selling stations by December 31, 2008), and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our Auto Conversion Division.

We buy all of the natural gas that we sell and distribute to our customers from government owned enterprises and private sources. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. The natural gas that we buy is available in two forms: (i) piped natural gas; and (ii) CNG. In 2008, the Company entered into multiple agreements to purchase compressed natural gas of about 160,696,901 cubic meters.

Commitments and Contingencies

The Company has existing long-term natural gas purchase agreements with its major suppliers. However, none of those agreements stipulate any specific purchase amount or quota each year,  thus giving the Company flexibility to constantly look for lower-cost source of natural gas supply. Therefore, the Company is not legally bound in purchase commitments by those agreements.

Our Products, Services and Customers

Our Pipeline Distribution System

We own and operate a network of approximately 120 km of high pressure pipeline in the Xi’an area. The network connects to a high pressure pipeline network of the government operated Shaanxi Natural Gas Company, which supplies natural gas directly from a gas field in the northern region of the province. Our high pressure pipeline then feed into city-gate "let-down" stations at Hongqing and Lantian County, where the pressure is reduced and natural gas is transported through a network of low-pressure distribution pipes to supply our residential, commercial and industrial customers in Lantian County and the Lintong and Baqiao Districts. The spur also feeds our compressor station at Hongqing and Xianyan where CNG is collected by tankers to supply CNG fueling stations.

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

CNG Fueling Stations

As of December 31, 2008, we own and operate 23 CNG natural gas fueling stations in the Xi’an metropolitan area and 12 natural gas fueling stations in Henan province. Through these company-owned fueling stations, CNG is sold to taxis, buses and private cars that operate on CNG technology. Currently, we purchase natural gas for 1.22 RMB/cubic meter and sell each cubic meter for 2.35 RMB net of value added taxes in Shannxi province.

We continue expanding our CNG fueling station base by constructing new stations as well as acquiring existing stations. We can construct a CNG fueling station in approximately 60 days for a cost of approximately US$900,000. We are evaluating additional sites for CNG fueling stations in Xi’an and in other regions such as Henan province.

The Company also owns three compressor stations: two located in Xi’an: Hongqing station, acquired in July 2005, near our pipeline; Changsheng station, acquired in September 2008; and the other one in Xianyang city, acquired in January 2008. A compressor station compresses natural gas and allows trucks to transport CNG to fueling stations. The Company currently has the daily processing capacity of 250,000 cubic meters of CNG.

Our Liquefied Natural Gas (LNG) Project

During 2008, we made significant progress to move into the processing, distribution and sale of LNG. The Company spent about $20 million in the LNG project during 2008, including technology licensing fees, prepayment of equipment purchases, land requisition, and other constructions. We plan to raise the remaining $20 million investment from our cash reverve, internal operating cash flow, prepayments from our customers, and credit facility from Chinese commercial banks. We believe that adding LNG to our product offerings will expand our geographic sales footprint and improve revenues and profitability. The facility construction work is expected to be completed around June, 2009, and processing equipment installation and testing will be finished by October, 2009. So far the project is on schedule for commercial operation towards the end of 2009.

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

In September 2007 we have started the construction of an LNG processing and distribution plant in Jingbian, Shaanxi province (the "LNG Project"). We estimate that the LNG Project will cost approximately $40 million (RMB 309 million). As of March 10, 2008, we have secured such financing and we believe that the plant can be completed by 2009. We have obtained the required permits and approvals to build the LNG plant from local government authorities.

The approval process for LNG plant construction of this type is lengthy and arduous—a factor which we believe is a significant barrier to entry to potential competitors and which better positions our company for long-term growth. This project also allows us to diversify our business and focus on two high-growth areas: CNG fueling station business and LNG production, distribution, and sale. We believe that the PRC's clean energy policies will bolster demand for natural gas in China and we have government support to be a leader in this area.

Our CNG Market

We estimate that currently there are approximately 50,000 vehicles using CNG in the Xi’an area. Currently it is estimated that there are 6,000 buses and 20,000 taxis using CNG in Xi’an. Each bus uses an average of 100 cubic meters of CNG per day and taxis use an average of 40 cubic meters of CNG per day (Source: Xi’an Clean Fuel Vehicles Commission 2007) The PRC government estimates in its Eleventh Five Year Plan (2006-2010) that current total demand for CNG as a vehicular fuel in the Xi’an area is approximately 1,070,000 cubic meters per day. Compared to gasoline and diesel, natural gas as vehicular fuel is cheaper, cleaner and safer. The PRC government’s Clean Energy Policy encourages the use of CNG as a vehicular fuel.

We estimate that the average CNG station in Xi’an pumps approximately 15,000 cubic meters of CNG per day. In the end of 2008, there were 64 CNG fueling stations in Xi’an. We estimate that approximately 940,500 cubic meters of CNG is pumped per day during the year, a figure well below estimated total demand. As a result, we believe that there is significant unmet demand for CNG as vehicular fuel in the Xi’an area that provides us great opportunities for profit and growth.

We believe that our vertically integrated operations, proprietary pipeline and secured supply contracts give us greater access to CNG supplies and customers and a unique competitive position as a major supplier of CNG vehicular fuel in the Xi’an area.

Our Pipeline Network Customers

As of December 31, 2008 we had approximately 96,033 customers, including residential, industrial and commercial customers. We are continuing to expand our customer base in Xi’an's newly developed business and residential areas including Xihan and Chanliu. Our industrial customers, including the Xiwei Aluminum Company and the Hungtian Company, use natural gas as a raw material for their production process. We are not dependent upon any single customer or group of customers for a material portion of our natural gas sales or revenues.

Our pipeline customers purchase natural gas by prepaid cards that can be inserted into the connection equipment to initiate gas flow.

The Company entered into agreements with Xi’an International Port Administrative Committee and the Town of Tangyu in April and October 2008, respectively, to provide natural gas to local residents and businesses on an exclusive basis. The international Port project is estimated to involve the development of approximately 13.5 square miles of business district and the investment of up to $30 million over the next several years, based on the Port Committee’s planning schedule. The Tangyu project involves supplying natural gas to potentially 50,000 residential and commercial users of this well-known tourist attraction.

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

In 2006, we formed a wholly-owned subsidiary, Xi’an Xilan Natural Gas Equipment Ltd., a limited liability company organized under the laws of the PRC (“Xilan Equipment”), to provide equipment to our own CNG fueling stations.

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

In May 2007, Xi’an Xilan Natural Gas formed a wholly-owned subsidiary, Xi’an Xilan Auto Body Shop.

In December 2008, we completed 100% acquisition of Henan Lingbao Yuxi Natural Gas Limited which owns exclusive operation right to supply natural gas to the city of Lingbao for residential, industrial, commercial and vehecular uses. According to the official website of Lingbao Municipal Government (www.lbwbw.com), the City has a total population of about 800,000 among which 200,000 are urban residents and 600,000 are countryside residents. There are about 80,000 urban households, and an estimated annual consumption of natural gas of 20,000,000 cubic meters.

Suppliers

The Company purchases all of the natural gas for resale mainly from four vendors, PetroChina Changqing Oilfield Company, Jiyuan Yuhai Natural Company, Shaanxi Natural Gas Co. Ltd., and Jingcheng City Mingshi Coal Bed Methane Exploitage Ltd. The Company has long-term supply agreements with PetroChina Changqing Oilfield Company and Jingcheng City Mingshi Coal Bed Methane Exploitage Ltd. with no minimum purchase requirements. The price of natural gas is strictly controlled by the government and has remained stable over the past 3 years.

On October 19, 2006, we received a letter from PetroChina Company Limited pursuant to which PetroChina agreed in principle to supply up to 150 million cubic meters of natural gas annually to our subsidiary subject to the negotiation of a final agreement once our LNG plant is built.

According to the general business practices of PetroChina, the above-mentioned approval of 150 million cubic meters’ annual supply quota should ensure our LNG project the amount of annual supply from PetroChina’s wholly-owned subsidiary Changqing Oil Field Group Limited which has a 14 billion-cubic-meter natural gas purification facility next door to our LNG project. The supply agreement for 2009 will be based on our LNG plant’s expected processing capability for this year and will be entered between the company and Changqing Oil Field Group Limited around third quarter of this year because once the supply amount is stipulated in the agreement, the company would need to pay full fee for the amount no matter we could use them or not.

We do not expect any difficulty in continuing to renew our supply contracts during the next 12 months.

PRC Natural Gas Industry Overview

China's rapidly expanding economy is stretching the limits of its energy resources. The country is the world’s second largest energy consumer after the United States, with an annual energy consumption growth rate as high as 12.8% between 2002 and 2006 and slowed down slightly to 10.8% between 2006-2008 due to Chinese government’s national policy of “saving energy and reducing emission”. During the same period, natural gas consumption grows at 13.3% annually. Natural gas currently accounts for only 3% of the country’s total energy usage, compared to the world average 23%.

According to China’s Ministry of Science & Technology and World Petrolium Council’s China Committee’s 2009 report, for the next 20 years, China’s energy consumption elasticity index remains at 0.45-0.50, among which coal is 0.30, petrolium is 0.50, natural gas is 1.4-1.5, and non-renewable electricity is 0.50-0.60. China’s natural gas represents the fastest-growing energy source. With the operation of China’s West-East Natural Gas Pipeline” project, it is estimated that China’s natural gas consumption grows at 15% per year and will reach a volume of 100 billion cubic meters in 2010, representing 400%-500% growth over 2000.

China’s 11th Five-Year Plan (2006-2010) has made the development of natural gas engine for heavy-load trucks as a national key development project, demonstrating Chinese central government’s decision to reply on natural gas as a major alternate fuel source for high-consumption vehicles.

In order to meet the demand for natural gas, the PRC government has encouraged private companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas. On February 24, 2005, China’s State Council issued an opinion encouraging and supporting private sectors to get involved into industries that were previously monopolized by state-owned enterprises only. Those industries open to private sectors include oil and natural gas distribution.  The opinion provided a legal framework for private urban natural gas distribution.

Sources of Energy

Traditionally, the PRC has relied heavily on coal and crude oil as its primary energy sources. According to China Statistical Yearbook, in 2006, coal, crude oil, hydro-electricity and natural gas accounted for 69.40%, 20.40%, 7.20% and 3.00%, respectively, of the PRC's total energy consumption. During the PRC government’s Eleventh Five Year Plan (2006-2010), the percentage of coal, crude oil and hydro-electricity would go down to 66.1%, 20.5% and 6.8% respectively, while that of natural gas would increase to 5.1%. Traditionally, a large portion of natural gas is consumed as raw material for production of fertilizer. A little over 10% of natural gas is consumed as fuel. (Source: The Institute of Energy Economics of Japan).

The PRC's heavy reliance on coal exceeds world consumption rates for the same period, which was 22.2% (Source: Energy Information Administration, U.S. Department of Energy). The use of coal, however, causes air pollution and other negative consequences to the environment. In the PRC, the heavy use of unwashed coal has led to large emissions of sulfur dioxide and particulate matter. An air pollution study conducted by the World Health Organization in 2006 showed that seven of the 10 most polluted cities in the world were located in the PRC. As such, there have been serious environmental concerns in many countries around the world, resulting in a global trend to reduce coal usage. In consideration of such trends, in 2006, the PRC presented a plan to raise the share of natural gas in the country's energy mix (Source: 11th Five-Year Plan (2006-2010)). In many locations where natural gas supply is available, local governments often require all new residential buildings to install piped gas connections as a condition to the issuance of the construction or occupancy permits. Before 2006, local municipal governments controlled gas distribution. Since then, the industry has been opened to private companies, whose investments have fostered an increase in the use of natural gas in the PRC. The PRC government has deemed the natural gas industry a suitable industry for public and private investments.

China's Natural Gas Reserves and Gas Pipeline Infrastructure

Recognizing the serious problems caused by the heavy reliance on coal usage, the PRC government has aggressively moved to reduce coal usage by substituting coal with other, more environmentally friendly forms of fuel, such as natural gas. The PRC abounds in rich natural gas reserves, which are distributed among Xinjiang, Sichuan, and Shaanxi Provinces, as well as Inner Mongolia. China’s Ministry of Science & Technology and World Petrolium Council’s China Committee’s 2009 report, by the end of 2007, natural gas reserves in China are estimated to be 4.7 trillion cubic meters with 3.1 trillion cubic meters explorable. According to relevant forecast, from 2009 to 2020, China’s natural gas reserve will increase another 3.0 trillion cubic meters with cumulative reserves exceeding 6.0 trillion cubic meters (Source: official website of PRC Ministry of Science & Technology: www.most.gov.cn).

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

According to China’s National Natural Gas Overall Plan by the State Council, the number of cities pipelined with natural gas would increase from 140 in 2005 to 270 in 2010 and by the middle of the 21st century, 70% of all the cities in China would be pipelined. Annual natural gas output will crease from currently 70 billion cubic meters to 120 billion – 150 billion cubic meters by 2020. According to IFA’s forecast, natural gas will be the fastest-growing energy in the 21st century. Its consumption will exceed petrolium by the middle of the century, accounting for 51% of the world’s energy consumption and thus becoming the real “first energy” of the world.

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

Governmental and Environmental Regulation

To date, we comply with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•	Xi’an Natural Gas Operations License, authorized by the Shaanxi Municipal Management Committee, effective from November 25, 2008 to February 28, 2010.(License number XR157)

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

Various standards must be met for fueling stations, including the handling and storage of CNG, tanker handling, and compressor operation. The Local Ministry of Construction and the Gas Field Operation Department of the Municipal Administration Committee regulate these standards. The Municipal Development and Reform Commission, which issues certificates for the handling of dangerous chemical agents, carries out inspections.

Standards for the design and construction of fueling stations must conform to GB50156-2202 and technology standard BJJ84-2000.

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

With respect to our pipeline gas services in Xi’an, the Company and its competitors each serves a designated city area by local government on a exclusive basis, therefore there is no direct compeittion in our pipeline gas services. Other pipeline gas service provider in the city of Xi’an include Qin Hua Natural Gas Limited

With respect to our CNG fueling station market, currently, there are approximately 64 CNG fueling stations in Xi’an City. Among those 64, 15 of these stations are state owned enterprises, and the other 28 stations are privately owned with the majority of these being single station operators. We believe that we effectively compete with the stations based upon our scale, network, stable source of gas supply, compressing capabilities, and brand awareness.

With respect to our LNG business, our major competitor is Xinjiang Guanghui LNG Development Limited. It is located in China’s Xinjiang Uygur Autonamous Region and has an annual capacity around 300 million cubic meters. Both the Company and the competitor’s major target market for the LNG busness is South China’s economically-developed Guangdong Province and its surrounding regions. However, the distance to the target market for our LNG business is only one third of our competitors’, thus giving us significant cost advantage in transportation.

Employees

Currently, we have 710 employees, including, 50 in management; 150 in sales, and 510 in finance, accounting, and operations. We have not experienced any industrial actions and we have excellent relationships with our employees. We are not a party to any collective bargaining agreements.

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

The value of the RMB fluctuates and is subject to changes in the People's Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People's Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2008, the exchange rate between the RMB and the United States dollar was 6.82 RMB to every one USD.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our variable interest entity, Xi’an Xilan Natural Gas, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

At December 31, 2008, Mr. Qinan Ji, our founder, Chairman of the Board and Chief Executive Officer and our largest stockholder, beneficially owned approximately 20.3% of our outstanding shares of common stock. As a result, pursuant to our Bylaws and applicable laws and regulations, our controlling shareholder and our other executive officers and directors are able to exercise significant influence over our Company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, the amount of dividend payments, if any, our annual budget, increases or decreases in our share capital, new securities issuance, mergers and acquisitions and any amendments to our Bylaws. Furthermore, this concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our shares. The limited prior public market and trading market may cause volatility in the market price of our common stock.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

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

Our management and our independent registered public accountants concluded that our internal controls over our financial reporting are not effective, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December 31, 2008, as such, our independent registered public accountants has issued a report on our internal control measures that is adverse. The Company’s management has identified the steps necessary to address the material weakness and has begun to execute remediation plans, as discussed in “Item 9A(T). Controls and Procedures” of this Report.

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

We have additional properties located in Lantian County, the districts of Baqiao, Lintong and Gaoxin in the city of Xi’an, and the cities of Jiyuan, Kaifung and Pindingshan, in Henan province. We own a 120km high-pressure underground pipeline network and two Citygate stations (terminals) with accompanying buildings and equipment. We lease the main office building where we are headquartered and all of our CNG fueling station sites. In order to secure sufficient CNG supply, we also own three mother stations in Xi’an city to support our stations. As of December 31, 2008, we own and operate 23 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province.

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

In October, 2008, the Company acquired Lingbao Yuxi Natural Gas, Co., Ltd. through Xi’an Xilan Natural Gas Co., Ltd. Lingbao Yuxi Natural Gas maintains an office located at Yuxi Natural Gas Co., Ltd, Changan Rd. W, Lingbao, Henan Province, with annual rent of approximately $3,314.

In May 27, 2008, the Company purchased a 412.10-square-meter properties in Zhengzhou, Henan Province  and uses it as office spaces for the local operations in Henan Province.

In August, 2008, the Company purchased a 531.72-square-meter properties in Beijing and uses it as office spaces for local operations in Beijing. Therefore, the Company doesn’t incur any rent for Henan and Beijing Offices.

As of December 31, 2008, the Company owned 2 trucks and 33 tankers that the Company used to transport natural gas.

Insurance

The Company carries auto insurance on its vehicles and maintains workers compensation insurance for its fueling station workers. The Company believes this insurance is adequate for its needs. The Company does not carry any product liability insurance or property insurance on its office buildings or other property.

We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

The Company also carries directors and officers liability insurance with XL Insurance Company Ltd. with aggregate limit of liability $15 million to cover its management and directors in the event that any claim may arise against such insured persons due to employment related acts. The insurance will expire on Oct 15th, 2009 and is renewed annually.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 17, 2004, our common stock was approved for listing on the Over-the-Counter Bulletin Board under the symbol "CVNI" and on December 19, 2005 our symbol was changed to "CHNG" and our fiscal year end was changed to December 31. The following table contains information about the range of high and low bid prices for our common stock for each full quarterly period for 2008 and 2007 based upon reports of transactions on the OTC Bulletin Board. The source of this information is the OTC Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$4.08	$2.25
Third Quarter	$6.00	$3.50
Second Quarter	$7.33	$5.15
First Quarter	$7.25	$4.75
FISCAL YEAR ENDED DECEMBER 31, 2007:
Fourth Quarter	$14.95	$6.50
Third Quarter	$8.34	$4.39
Second Quarter	$5.06	$1.85
First Quarter	$3.16	$1.65

As of March 10, 2009, there were approximately 31 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2008.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

For the past four years, the increase in the number of our CNG fueling stations doesn’t affect our gross margin or per-station based operating margin since the natural gas cost and retail price remains unchanged.  Meanwhile, our SG&A also increases in proportion to our scale of operations. Therefore, the increase in the number of our CNG fueling stations doesn’t materially affect the comparability of our financial data.

	Year ended December 31
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS:

Revenue
Natural gas revenue	55,746,893	28,278,033	13,713,145	1,687,154	306,306
Gasoline revenue	4,616,052	38,486	-	-	-
Construction / installation and other	7,357,714	7,075,534	5,115,645	3,163,545	578,107
Total revenue	67,720,659	35,392,053	18,828,790	4,850,699	884,413

Cost of revenue
Natural gas cost	27,234,508	14,838,997	7,663,060	1,293,585	226,944
Gasoline cost	4,277,458	34,747
Construction / installation and other	3,469,671	3,151,331	2,054,940	1,110,452	287,102
	34,981,637	18,025,075	9,718,000	2,404,037	514,046
Gross profit	32,739,022	17,366,978	9,110,790	2,446,662	370,367

Operating expenses
Selling expenses	7,651,948	3,451,161	1,308,464	474,855	387,768
General and administrative expenses	4,024,882	2,837,768	1,287,735	500,228	142,449
Total operating expenses	11,676,830	6,288,929	2,596,199	975,083	530,217

Income from operations	21,062,192	11,078,049	6,514,591	1,471,579	(159,850)

Non-operating income (expense):
Interest income	209,502	70,697	41,109	2,131	1,618
Interest expense	(2,228,244)	-	-	-	-
Foreign currency exchange loss	(397,299)
Other income (expense)	111,859	(118,753)	(79,021)	(671)	(3,536)
Total non-operating income (expense)	(2,304,182)	48,056	(37,912)	1,460	(1,918)
Income before income tax	18,758,010	11,029,993	6,476,679	1,473,039	(161,768)

Income tax	3,567,642	1,913,923	1,025,584	220,956	-
Net income	15,190,368	9,116,070	5,541,095	1,252,083	(161,768)

Other comprehensive income
Foreign currency translation gain	5,184,034	2,637,573	610,705	228,175	-
Comprehensive income	20,374,402	11,753,643	6,061,800	1,480,258	(161,768)

Weighted average shares outstanding
Basic	29,200,304	26,200,679	23,872,936	16,299,469	9,275,362
Diluted	29,290,139	26,301,802	23,872,936	16,299,469	9,275,362

Earnings per share
Basic	0.52	0.35	0.23	0.08	(0.02)
Diluted	0.52	0.35	0.23	0.08	(0.02)

BALANCE SHEET DATA (at end of period):

PROPERTY AND EQUIPMENT, net	76,028,272	32,291,995	17,193,728	8,267,897	20,935
Working Capital	4,989,447	13,581,900	5,289,220	(320,253)	(130,368)
TOTAL ASSETS	118,262,291	53,289,998	28,466,351	10,911,062	28,875
Long Term Debt	42,021,605	-	-		24,078
Shareholder Equity	71,648,420	51,207,314	25,630,204	9,675,550	(133,511)

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

We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The Peoples' Republic of China ("China" or the "PRC") through a network of high pressure pipelines. We also distribute and sell natural gas through a network of approximately 120 km pipeline in Xi’an, Shaanxi Province. During the year of 2008, the pipeline’s average daily throughput capacity is 31,347 cubic meters, comparing to approximately 20,565 cubic meters in the year of 2007. As of December 31, 2008, we own and operate 23 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. During the year of 2008, we had sold compressed natural gas of 149,412,143 cubic meters through our fueling stations, comparing to 84,744,620 cubic meters in the year of 2007.

We operate four primary business lines:

•	Distribution and sale of compressed natural gas (CNG) through Company-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (35 stations as of December 31, 2008);

•
Installation, distribution and sale of piped natural gas to residential, commercial and industrial customers through Company-owned pipelines. The Company distributes and sells natural gas to approximately 96,033 homes and businesses as of December 31, 2008;

•	Distribution and sale of gasoline through using Company-owned CNG fueling stations for hybrid(natural gas/gasoline) powered vehicles( 5 gasoline selling stations by December 31, 2008), and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our Auto Conversion Division.

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

Accounts Receivables. Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company allowance for uncollectible accounts is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company’s management determined that all receivables are good and there is no need for a bad debt reserve as of December 31, 2008.

Other Receivable – Employee Advances. From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions to be performed in a timely manner. The Company has full oversight and control over the advanced accounts. Therefore, no allowance for the uncollectible accounts is needed.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

As required by SFAS 57, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of our notes payable and derivative libilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

Revenue Recognition. The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months.  Revenue from repairing and modifying vehicles is recorded when service are rendered to and accepted by the customers.

              Segment Report.  The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers itself to be operating within one reportable segment.

Unearned Revenue. Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Fiscal Years Ended December 31, 2008 and 2007:

The following table presents certain consolidated statement of operations information. Financial information is presented for the 12-month period ending December 31, 2008 and December 31, 2007.

	2008	2007
Revenues	$67,720,659	$35,392,053
Cost of Revenues	$34,981,637	$18,025,075
Operating Expenses	$11,676,830	$6,288,929
Income from Operations	$21,062,192	$11,078,049
Net Income	$15,190,368	$9,116,070

Revenue. We generated approximately 89.14% of our revenues in 2008 from the sale of natural gas and gasoline as well as approximately 10.86% of our revenues from installation fees charged to connect end-user customers to our natural gas distribution system. Sales of natural gas at the Company-owned fueling stations accounted for approximately 78.78% of our total revenues in 2008, or approximately $53,348,301 which was the largest contribution of our three business lines. Sales of natural gas to end-user customers connected to our pipeline distribution system accounted for approximately 3.70% of our total revenues in 2008, or approximately $2,505,485. Sale of gasoline accounts for approximately 6.82% of the Company’s total revenue, or approximately $4,616,052. Installation fees charged to end users accounts approximately 7.10% of the Company’s total revenue, or approximately $4,810,107.

The Company started selling gasoline at its CNG filling stations in late 2007 to better cater the diverse needs of vehicle owners. However, natural gas still remains the Company’s focus and we expect natural gas revenues continue to increase on both an actual basis and as a percentage of revenue. In 2009, the Company expects to add up to 13,000 pipeline customers and construct or acquire an additional 5 fueling stations, which the Company estimates will increase sales of natural gas by 5 million cubic meters.

We had total revenues of $ 67,720,659 for the twelve months ended December 31, 2008, an increase of $32,328,606 or approximately 91.34%, compared to $ 35,392,053 for the twelve months ended on December 31, 2007. The increase in revenues was due primarily to the addition of 11 new company-owned fueling stations during 2008 as well as an increase in the number of residential, commercial and industrial pipeline customers from approximately 84,500 in 2007 to approximately 96,033 in 2008.

New pipeline customers pay approximately 60% of the installation costs to connect to our pipeline system up front and the balance is payable as part of their monthly natural gas bill. During 2008, our installation revenues increased 3.99% over the previous year and our sales of natural gas increased approximately 97.14% over the previous year. Four customers accounted for approximately 13.37%, 12.81%, 10.98% and 9.91% of the Company's installation revenue for the year ended December 31, 2008.

During the year of 2008, we had sold compressed natural gas of 149,412,143 cubic meters, compared to 84,744,620 cubic meters in the same period of 2007, through Company-owned fueling stations. In terms of average station sales value and volume, in the year of 2008, we had sold approximately $1,524,237 and 4,268,918 cubic meters of compressed natural gas per station, compared to approximately $1,500,000 and 4,760,000 cubic meters in the same period of 2007. The decline in per station sales volume is mainly due to the 11 newly added stations didn’t contribute full-year in revenue due to construction and tune-ups. As for our natural gas pipeline business, in the year of 2008, we had sold 11,284,758 cubic meters, compared to 7,403,314 cubic meters in the same period of 2007 through our pipeline network.

Cost of Sales. Our cost of sales consists of the cost of natural gas and gasoline sales as well as the cost of installation. Cost of natural gas and gasoline sales consists primarily of the cost that we pay for our suppliers, together with transportation costs and depreciation of equipment. Cost of connection includes certain installation costs related to connecting customers to our pipeline system that are generally expensed when incurred.

Cost of sales in 2008 was $34,981,637, an increase of $16,956,562 or approximately 94.07% from 2007. Cost of natural gas sales increased by approximately 83.53% to $27,234,508 in 2008, as compared with $14,838,997 in 2007. The increase in our cost of sales was primarily related to a material increase in the amount of gas sold and the price that we paid to our suppliers in 2008. In addition, our installation costs increased in 2008 by 10.10% to $3,469,671, as compared with $3,151,331 in 2007 as a result of the addition of new pipeline customers. The price that we paid for natural gas in 2008 remained relatively constant compared to 2007. We had sold natural gas of 160,696,901 cubic meters in 2008, compared to 92,147,935 cubic meters in 2007.

We purchase all of our natural gas for resale mainly from four vendors, PetroChina Changqing Oilfield Company, Shaanxi Natural Gas Co Ltd, Jingcheng city Mingshi Coal Bed Methane Exploitage Ltd and Jiyuan Yuhai Fuel Gas Company. As the government owns all land in China, the government controls and owns all the natural resources coming from the ground, thus the government controls the price and flow of the natural gas. Due to the soaring crude oil price and ever increasing demand for energy consumption, the National Development and Reform Commission, which regulates the energy price in China, adjusted the upstream natural gas price for industrial users and vehicular CNG distributors upward by ¥0.4/CM, or 35% in November 2007. The retail price for vehicular CNG was adjusted upward at a ratio of 0.75:1 to the retail price of #90 gasoline in November 2007. Many large cities see dramatic increase in retail vehicular CNG price, for example 66% in Shanghai and 21% (taxi) and 38% (bus) in Tianjin(Sources: www.qq.com new on November 14, 2007 and www.tj.gov.cn on December 4, 2007) . However, natural gas price for residential customers is not adjusted to keep the rate at an affordable level. As China shifts from a centrally planned economy to a market economy, we believe it is the government's intention to keep the prices stable, and maintain an unfluctuaging supply situation. The government has also undertaken programs to promote the economy growth of the region in which we are located. Therefore, we expect supply and price to continue to be stable in the future.

Gross profit. The Company earned a gross profit of $32,739,022 for the twelve months ended December 31, 2008, an increase of $15,372,044 or 88.51%, compared to $17,366,978 for the twelve months ended December 31, 2007. The increase in gross profit is due to a material increase in natural gas sales and installation revenues in 2008, partially offset by an increase in cost of sales.

Gross margin. Gross margin for natural gas sold through our filling stations as well as our pipeline increased from 47.52% in twelve months ended December 31, 2007 to 51.15% in twelve months ended December 31, 2008 due to lower natural gas procuring cost in Henan Province. Gross margin for our installation business is 52.84% in 2008 as compared to 55.46% in 2007, and for our auto conversion business 39.74% in 2008 as compared to 39.53% in 2008, both remained roughly flat. Due to increasing weight of gasoline revenue during 2008 (6.82% in 2008 as compared to less than 0.5% in 2007), the total gross margin decreased slightly from 49.07% for year 2007 to 48.34% for year 2008. We started sell gasoline in our CNG stations as a supplement of natural gas to attract more natural gas / gasoline hybrid car owners and natural gas remains the Company’s focus.

Operating expenses. The Company incurred operating expenses of $11,676,830 for the twelve months ended December 31, 2008, an increase of $5,387,901 or 85.67%, compared to $6,288,929 for the twelve months ended December 31, 2007. Our operating expenses increased primarily as a result of expenses related to the construction, acquisition, and operation of 11 new fueling stations in 2008, as well as continuing expenses related to the identification of possible locations for additional fueling stations and the governmental licensing and approval process, as well as the evaluation of existing natural gas fueling stations as potential acquisition targets. In addition, sales and marketing costs increased in 2008 as we increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased from $2,837,768 in 2007 to $4,024,882 in 2008 due to an increase in personnel as a result of our growth. The opening cost per station during the twelve months ended December 31, 2008 is approximately $1,200,000, compared to approximately $900,000 in the year of 2007. In 2008, the transportation cost per million cubic meters is approximately $3,137.

For the year ended December 31, 2008, three suppliers accounted for 46.69%, 21.96% and 20.04% of the total equipment we purchased for construction activities. We believe that as a result of our relationships within the construction industry and the construction equipment vendor community, and the availability of other vendors to supply the construction equipment and materials, the loss of any one of these three vendors would not have a material adverse effect on our operations.

Net Income. Net income increased 66.63% to $15,190,368 for the twelve months ended December 31, 2008, an increase of $6,074,298, from $9,116,070 for the twelve months ended December 31, 2007. Increase in net income is attributed to our material increase in revenues, partially offset by a higher cost of sales and operating expenses, as well as the non cash expense related to the amortization of offering cost associated with the $40 million senior notes issued to Abax Lotus, Ltd. in 2008. The company expects revenue from our CNG fueling stations to increase on both an actual basis and as a percentage of revenue. In 2009, the Company expects to add up to 13,000 pipeline customers and construct or acquire an additional 5 fueling stations, which the Company estimates will increase sales of natural gas by 5 million cubic meters.

Income tax was $3,567,642 for the twelve months ended December 31, 2008, as compared to $1,913,923 for the twelve months ended December 31, 2007. The increase in income tax was attributed to the growth of installation fees and the sale of natural gas.

Liquidity and Capital Resources

As of December 31, 2008 the Company had $5,854,383 of cash and cash equivalents on hand compared to $13,291,729 of cash and cash equivalents as of December 31, 2007.

The primary sources of cash in 2008 were income from operations and financing activities. The Company had net cash flows provided by operations of $20,916,801 for the twelve months ended December 31, 2008 as compared to net cash provided by operations of $10,476,441 in the corresponding period last year. The increase in net cash flows from operations in 2008 as compared to 2007 was mainly due to the increase in net income, adjusted for non-cash expense items and changes in working capital.

On January 29, 2007, we completed a private placement offering by issuing senior notes, which generated net proceeds of $37,877,491, which were used for the construction of natural gas fueling stations, liquefied natural gas facility as well as working capital.

Cash outflows for investing activities increased from $16,885,340 in 2007 to $67,606,724 in 2008 due to the equipment purchased in LBNGC and fueling stations, payments made to equipment suppliers for investments necessary to construct fueling stations, and the liquefied natural gas facility.

The Company expects to construct or acquire an additional 5 CNG filing stations in 2009. The Company expects the funds for these investing activities will come from the Company's operating cash flow.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We entered into series of long term lease agreements with outside parties to lease land use right to the self-built natural gas fueling stations located in the PRC, and please refer to footnote "Commitments and Contingencies" to the financial statements for details. We have purchase agreements with several natural gas suppliers and please see footnote "Current Vulnerability Due to Certain Concentrations" for more explanations. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption. Early adoption is prohibited. The firm does not expect adoption of FSP No. FAS 140-3 to have a material effect on its financial condition and cash flows. Adoption of FSP No. FAS 140-3 will have no effect on the Company’s results of operations.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company does not expect adoption of FSP No. EITF 03-6-1 to have a material effect on its results of operations or earnings per share.

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP No. FAS 157-3 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Natural Gas Price Risk
     Our major market risk exposure continues to be the pricing applicable to our purchases and value-added reselling of condensed natural gas (CNG).  Our revenues and  profitability depend substantially upon the applicable prices of natural gas, which in China are regulated and fixed by central and local governments and doesn’t fluctuate much at all. Such a price involatility situation is expected to continue for operations in China. We currently don’t have any hedge positions in place to reduce our exposure to changes in natural gas whole sale and retail prices.

     Interest Rate Risk
     We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $40 million at December 31, 2008, all of which bears interest at fixed rates. The $40 million of fixed-rate debt is due on 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

 Foreign Currency Exchange Rates Risk

We operate in China local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities of which the functional currency is the China local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Cumulative Translation Adjustment in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $5,184,035 adjustment to increase our equity account for the year ended December 31, 2008 to reflect the net impact of the strengthening of Chinese currency against the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiaries including the notes thereto, together with the report of Moore Stephens Wurth Frazer and Torbet, LLP is presented beginning on page F-1 of this report.

Year Ended December 31	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2008
Net operating revenues	$14,025,674	$16,890,486	$18,401,200	$18,403,299	$67,720,659
Gross profit	6,088,476	7,665,763	9,492,367	9,492,416	32,739,022
Net income	2,808,571	3,512,892	5,136,590	3,732,315	15,190,368
Basic EPS	0.10	0.12	0.18	0.13	0.52
Diluted EPS	0.10	0.12	0.18	0.13	0.52
2007
Net operating revenues	$6,743,576	$8,273,309	$9,078,089	$11,297,079	$35,392,053
Gross profit	3,517,359	4,143,110	4,319,839	5,386,670	17,366,978
Net income	2,110,326	2,745,009	1,961,662	2,299,073	9,116,070
Basic EPS	$0.09	$0.11	$0.07	$0.08	$0.35
Diluted EPS	$0.09	$0.11	$0.07	$0.08	$0.35

The Company’s fiscal year 2008 operating result was impacted by the following non-operating items:
•
Interest expense of $2,228,244 related to the Company’s $40 million senior notes due 2014, net of capitalized interest. This charge includes $995,578 in interest expense, $1,004,677 in amortization of discount on our senior notes, and $227,989 in amortization of deferred offering costs. The Company capitalized $1,932,931 of interest expense and amortization into construction in progress for fiscal year 2008.

•	Foreign currency exchange loss of $397,299 due to the decrease in value of the Company’s dollar deposits as a result of depreciating US dollar against Chinese yuan.

These two non-operating charges have a combined effect of $2,126,183 on our net income, assuming effective tax rate of 19.02%. The capitalized interest increases the cost of our long term assets and is depreciated or amortized over the useful life of these assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of May 21, 2007, the Company dismissed Kabani & Company, Inc. ("Kabani"), the Company’s independent registered public accounting firm. The decision to change accountants was recommended by the Company’s Audit Committee and approved by the Company's Board of Directors.

Kabani reported on the Company's consolidated financial statements for the years ending December 31, 2006 and 2005 and reviewed the Company’s consolidated financial statements for the period ending March 31, 2007. For these periods and up to May 21, 2007, there were no disagreements with Kabani on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Kabani, would have caused it to make reference thereto in its report on the financial statements for such years.

The reports of Kabani on the financial statements of the Company for the fiscal years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were not effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  This evaluation was performed using the Internal Control – Evaluation Framework  developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

The specific material weakness and significant deficiency identified by the Company’s management as of December 31, 2008 is described as follows:

     Material Weakness

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

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

     Significant Deficiency

The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company's internal audit function are yet to be developed. We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2008. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we engaged Ernst & Young to assist the Company in improving the Company's internal control system based on COSO Framework. We also will increase our efforts to hire the qualified resources.

Remediation Initiative

Prior to December 31, 2008, we engaged an independent CPA consultant in CA to serve as our accountant. She is mainly engaged to perform our financial statements consolidation and to prepare our financial statements. In addition, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff and continue this effort in the future.

Meanwhile, the Company has also engaged Earnest & Young to consult on our internal audit function as well as other internal control practices. Most of the policies, procedures and practices are already in place for full implementation.

Conclusion

Despite of the material weakness and deficiencies reported above, the Company's management believes that its consolidated financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

(c) Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in its internal controls over financial reporting in connection with its fourth quarter evaluation that would materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

(d) Independent Registered Public Accounting Firm’s Attestation Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Natural Gas, Inc.

We have audited China Natural Gas, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, and did not implement adequate supervisory review to ensure the financial statements were prepared in conformity with generally accepted accounting principles in the United States of America.  Additionally, we identified numerous internal control deficiencies that were indentified as being significant.  The number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness. In the aggregate, these significant deficiencies could result in a misstatement of the Company’s account balances or disclosures which could cause a material misstatement of the consolidated financial statements that would not be prevented or detected.   This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 13, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income and other comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 13, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position	Held Position Since
Qinan Ji	51	Chief Executive Officer and Chairman of the Board	2005
Richard P. Wu	44	Chief Financial Officer	2008
Zhiqiang Wang	68	Director	2006
Donald Yang	42	Director	2008
Carl Yeung	29	Director	2008
Lawrence Leighton	74	Director	2008

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Qinan Ji, Chairman of the Board of Directors - Mr. Ji joined Xilan as the Chairman of the Board of Directors in 2005. In 1996, he founded the Anxian Hotel in Weinan City in Shaanxi Province. In 2001, he formed the Xi’an Sunway Technology and Industry Co., Ltd. He has more than 20 years experience in the energy and petroleum industries in operational, administrative, management and government relation roles. He received a Bachelors of Economic Management from Northwestern University (Shaanxi).

Richard P. Wu, Chief Financial Officer – Mr. Wu joined the Company as the Chief Financial Officer in 2008. Prior joining the Company he served as COO and Interim CFO of China Operation at Tejari World FZ LLC, one of the largest online e-procurement service providers and B2B portal operators in the Middle East. In this capacity, he designed and constructed the China Operation’s financial and accounting infrastructure and systems to support the company’s growth in China. Mr. Wu served as CFO and Corporate SVP of The Alliancepharm US LLC from 2003 to 2007, where he assumed full financial and accounting responsibility for the multi-million-dollar sourcing and contract manufacturing businesses in the area of active pharmaceutical ingredients. Prior to that, he was CFO and Corporate EVP of Meetchina.com Inc., a pioneering online cross-border e-commerce portal in China. Earlier in his financial career, Mr. Wu was Senior Finance Director at Motorola Inc., and investment banking associate at Lehman Brothers Holdings, Inc. Mr. Wu received his Master of Business Administration in Finance from The Wharton School, University of Pennsylvania, and a Master of Justice Administration from Indiana University. He also holds a Master of Law from China University of Political Science & Law. He is a licensed lawyer of the People’s Republic of China and practiced law in Beijing, China for 5 years.

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

Donald Yang, Director - Mr. Yang is a founding partner and president of Abax Global Capital (“AGC”), a leading Hong Kong based investment firm focused on Pan-Asian public and private investments especially in Greater China and Southeast Asia. He was a Managing Director responsible for Merrill Lynch’s Hong Kong and China Debt Capital Markets division from 2000 to 2007. Mr. Yang also serves as a director for Sinoenergy Corporation (Ticker “SNEH”), a NASDAQ listed company. Mr. Yang holds a MBA degree from Wharton School of Business and a BA degree from Nankai University in China. Abax Lotus Ltd. (“Abax”), an affiliate of AGC, is the sole investor in the Company’s $40 million note financing which closed in January 2008. Pursuant to an investor rights agreement, Abax has the right to appoint one member of the Company’s Board of Directors.

Carl Yeung, Director - Mr. Yeung is the Chief Financial Officer of ATA Inc, a China based, leading provider of computer-based testing and education services in China listed on the NASDAQ Global Market. Prior to that, Mr. Yeung worked as an associate and analyst at Merrill Lynch (Asia Pacific) Limited from 2002 to 2006. Mr. Yeung holds a bachelor’s degree in economics with concentrations in finance and operations management from Wharton School, University of Pennsylvania, and a bachelor’s degree in applied science with concentration in systems engineering from School of Engineering and Applied Sciences, University of Pennsylvania.

Lawrence Leighton, Director - Mr. Leighton has had an extensive 40-year international investment banking career. Beginning at what is now Lehman Brothers, he advised on financing for the Mexican Government and leading Mexican corporations. As Director of Strategic Planning for the consumer products company, Norton Simon Inc, he initiated and executed the acquisition of Avis Rent-a-car. Subsequently, he was a Limited Partner of Bear Stearns & Co., a Managing Director of the investment bank of Chase Manhattan Bank and then President and Chief Executive Officer of the U.S. investment bank of Credit Agricole, the major French Bank. Among his transactions have been advising Pernod Ricard, the major European beverage company, on its acquisitions in the United States; and advising Verizon, the major U. S. telecom company, on its dispositions of certain European operations. Mr. Leighton received his BSE degree in engineering from Princeton University and an MBA degree from Harvard Business School. He holds a commercial pilot’s license with instrument rating.

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation and Nominating. The Board of Directors has adopted written charters for each of these committees, copies of which can be found on our website at www.naturalgaschina.com. Mr. Yeung, and Leighton are independent directors within the meaning set forth in the rules of NASDAQ, as currently in effect.

Audit Committee

The Audit Committee consists of Mr. Leighton and Yeung and Wang with Mr. Yeung serving as the chair. The Audit Committee adopted a charter which provides that the Committee, (i) oversees our accounting, financial reporting and audit process; (ii) appoints, determines the compensation of, and oversees, the independent auditors; (iii) pre-approves audit and non-audit services provided by the independent auditors; (iv) reviews of the results and scope of audit and other services provided by the independent auditors; (v) reviews the accounting principles and practices and procedures used in preparing our financial statements; and (vi) reviews of internal controls.

The Audit Committee works closely with management and our independent auditors. The Audit Committee also meets with our independent auditors on a quarterly basis, following our auditors’ quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work. The Audit Committee also meets with our independent auditors to approve the annual scope and fees for the audit services to be performed.

Compensation Committee

The Compensation Committee consists of Mr. Leighton and Yeung and Wang with Mr. Leighton serving as the chair. The Compensation Committee adopted a charter which provides that the Committee, (i) review and approves corporate goals and objectives relevant to the CEO’s compensation, evaluation of the CEO’s performance relative to goals and objectives and sets the CEO’s compensation annually and (ii) makes recommendations annually to the Board of Directors with respect to non-CEO compensation.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee served or previously served as an officer of employee of the Company. In addition, no member of the Compensation Committee has any relationship with the Company requiring disclosure by the Company under the Exchange Act of 1934, as currently in effect.

Nominating Committee

The Nominating Committee consists of Mr. Leighton and Yeung and Wang with Mr. Wang serving as the chair. The Compensation Committee adopted a charter which provides that the Committee, (i) identify and review candidates for the Board and recommend to the full Board candidates for election to the Board and (ii) review from time to time the appropriate skills and characteristics required of Board members in the context of current composition of the Board.

Code of Ethics

On June 14, 2006, the Company adopted a Code of Ethics that applies to all officers, directors and employees of the Company. A copy of our Code of Ethics is available to you at no charge upon written request. The written request should be address to our corporate office at 19th Floor, Building B, Van Metropolis, No. 35 Tangyan Road, High Tech Zone, Xi’an 710065, Shaanxi Province, the People’s Republic of China.

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

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, except for Zhiqiang Wang who did not timely file a Form 3 when he was appointed to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to our principal executive officer for fiscal year 2008.

Summary Compensation Table

In December 2007, our CEO Mr. Qinan Ji signed a one-year employment contract with the Company with the following key terms:
♦	Salary for 2008 will be $15,000
♦	All fringes and benefits were included in the above-mentioned salary
♦	Contract was renewed in December 2008

In December 2007, our ex-CFO Ms. Lihong Guo signed a one-year employment contract with the Company with the following key terms:
♦	Salary for 2008 will be $48,000
♦	All fringes and benefits were included in the above-mentioned salary

In October 2008, our CFO Mr. Richard Peidong Wu signed a one-year employment contract with the Company with the following key terms:
♦	Salary for the 12-month period will be $250,000
♦	The Company will prvode additional $10,000 insurance allowance per year
♦	Eligible for up to 1.5% stock option of the Company’s shares outstanding, pending on the Company’s employee stock option plan
♦	All fringes and benefits were included in the above-mentioned salary

♦	Contract will be renewed on a yearly basis

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Qinan Ji, Chief Executive Officer and Chairman of the Board	2008	15,000	-	-	-	15,000
	2007	15,000	-	-	-	15,000
	2006	15,000	-	-	-	15,000
Richard P. Wu, Chief Financial Officer(1)	2008	62,499				62,499
Lihong Guo, Chief Financial Officer(2)	2008	40,000				40,000
	2007	4,000				4,000

(1)	Mr. Wu was appointed as our CFO on October 23, 2008.
(2)	Ms. Guo was appointed as our CFO on December 10, 2007 and resigned from that position on October 23, 2008.

Stock-Based Compensation

None of our officers or other employees have been granted stock options or stock appreciation rights, or paid any other stock-based compensation, by our company or any of our subsidiaries.

Director Compensation

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Garner(1)	36,000	-	-	-	36,000
Qinan Ji(2)	-	-	-	-	-
Zhiqiang Wang(3)	-	-	-	-	-
Donald Yang	36,000	-	-	-	36,000
Carl Yeung	36,000				36,000
Lawrence Leighton	36,000				36,000

(1)	Removed from the Board of Directors on August 3, 2008.
(2)	Ji Qinan, our Chief Executive Officer, does not receive any compensation for his service as a director.
(3)	Zhiqiang Wang was appointed as a director in September 2006; he receives no compensation for his service as a director.

The Company did not pay any other compensation to these directors in 2008.

Employment Agreements

The Company signs employment agreements with all of its employees. Our employment agreement is in full compliance with the current Labor Contract Law of the People’s Republic of China. Our employment agreement is typically valid for one year and is renewable afterwards. All the employment-related matters are either clearly stipulated in the agreement or in reference to the standard provisions of China’s Labor Law.

Outstanding Equity Awards at Fiscal Year End

There has been no outstanding equity awards at fiscal year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information, as of March 10, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Common Stock Beneficially Owned		Percentage Of Common Stock Outstanding(2)

Executive Officers and Directors
Qinan Ji	5,931,596	(3)	20.3%

All officers and directors as a group (1 person)	5,931,596	(3)	20.3%

5% holders

Yangling Bodisen Biotech Development co, Ltd. c/o New York Global Group, Inc. 14 Wall Street, 12th Floor, New York, NY 10005	2,063,768	(4)	7.1%
Xiang Ji	1,456,232		5.0%
Robert Moses	2,000,000	(5)	6.9%
Heartland Value Fund	1,725,000	(6)	5.9%
Xi’an Sunway Technology & Industry Co., Ltd	2,875,364	(3)	9.8%
Abax Lotus Ltd.	2,900,000	(7)	9.9%

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

(6) William J. Nasgovitz has shared voting and dispositive power with respect to such shares as reported in the Schedule 13G filed with the SEC on February 8, 2008 and as amended on February 11. 2009.

(7) As set forth in Schedule 13D filed with the SEC on February 6, 2008.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the fiscal year ended December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

None

Director Independence

The Board has determined that all Board members, excluding Qinan Ji and Donald Yang, are independent under the applicable NASDAQ rules. The Board has also determined the members of each committee of the Board are independent under the listing standards of the NASDAQ Global Select Market. In making these determinations, the Board considered, among other things, the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

All the service agreements related with auditors and lawyers need to be approved and signed by the Company’s Audit Committee. 100% of those services provided were approved by the Committee.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2007 and 2008.

Audit fees	2007	2008
Moore Stephens Wurth Frazer and Torbet, LLP*	$150,000	$260,000
Kabani & Company, Inc.	$35,000	$7,500
Audit-related fees	$9,000
Tax fees**		$10,000
All other fees	-
Total fees paid or accrued to our principal accountants	$150,000	$270,000

*The fees billed for professional services rendered for the audit of the Company’s internal control over financial reporting, audit of the consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

**The fee billed for professional services rendered for the preparation of the Company’s corporate and state tax return.

ITEM 15. EXHIBITS

Exhibits:

Exhibit
Number	Description of Exhibit
2.1	Form of Equity Ownership Transfer Agreement (incorporated by reference to same exhibit filed with the Company’s Form 8-K filed on December 31, 2008).

3.1	Articles of Incorporation (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539).

3.2	Registrant's Amended and Restated By-Laws (incorporated by reference to exhibit 3.1 filed with the Registrant's Form 8K filed June 16, 2006, SEC file no. 000-31539).

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

Date: March 13, 2009

CHINA NATURAL GAS, INC.

/s/ Qinan Ji	/s/ Richard Peidong Wu
Name: Qinan Ji	Name: Richard Peidong Wu
Title: Chief Executive Officer (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009
Qinan Ji

/s/ Zhiqiang Wang	Director	March 13, 2009
Zhiqiang Wang

/s/ Donald Yang	Director	March 13, 2009
Donald Yang

/s/ Richard Peidong Wu	Chief Financial Officer (Principal Accounting Officer)	March 13, 2009
Richard Peidong Wu

/s/ Carl Yeung	Director	March 14, 2009
Carl Yeung

/s/ Lawrence Leighton	Director	March 13, 2009
Lawrence Leighton

CHINA NATURAL GAS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Natural Gas, Inc.

We have audited the accompanying consolidated balance sheets of China Natural Gas, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. China Natural Gas, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Natural Gas, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Natural Gas, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an adverse opinion.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 13, 2009

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 and 2007

	2008	2007

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$5,854,383	$13,291,729
Short-term investments	-	238,554
Accounts receivable	906,042	306,179
Other receivable	60,784	292,320
Other receivable - employee advances	332,263	257,500
Inventories	519,739	231,339
Advances to suppliers	837,592	663,041
Prepaid expense and other current assets	777,510	109,722
Loan receivable	293,400	274,200
Total current assets	9,581,713	15,664,584

PROPERTY AND EQUIPMENT, net	76,028,272	32,291,995
CONSTRUCTION IN PROGRESS	22,061,414	2,210,367
DEFERRED FINANCING COSTS	1,746,830	-
OTHER ASSETS	8,844,062	3,123,052

TOTAL ASSETS	$118,262,291	$53,289,998

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$800,013	$487,710
Other payables	124,151	55,979
Unearned revenue	944,402	327,220
Accrued interest	861,114	-
Taxes payable	1,862,585	1,211,775
Total current liabilities	4,592,265	2,082,684

LONG TERM LIABILITIES:
Notes payable, net of $15,478,395 discount	24,521,605	-
Derivative liabilities - warrants	17,500,000	-
Total long term liabilities	42,021,605	-

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 29,200,304 shares issued and outstanding at December 31, 2008 and 2007	2,920	2,920
Additional paid-in capital	32,113,583	32,046,879
Cumulative translation adjustment	8,661,060	3,477,025
Statutory reserves	3,730,083	1,802,735
Retained earnings	27,140,775	13,877,755
Total stockholders' equity	71,648,421	51,207,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,262,291	$53,289,998

The accompanying notes are an integral part of these statements.
See report of independent registered public accounting firm.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Years Ended December 31,
	2008	2007
Revenue
Natural gas revenue	$55,746,893	$28,278,033
Gasoline revenue	4,616,052	38,486
Installation and other	7,357,714	7,075,534
Total revenue	67,720,659	35,392,053

Cost of revenue
Natural gas cost	27,234,508	14,838,997
Gasoline cost	4,277,458	34,747
Installation and other	3,469,671	3,151,331
Total cost of revenue	34,981,637	18,025,075

Gross profit	32,739,022	17,366,978

Operating expenses
Selling expenses	7,651,948	3,451,161
General and administrative expenses	4,024,882	2,837,768
Total operating expenses	11,676,830	6,288,929

Income from operations	21,062,192	11,078,049

Non-operating income (expense):
Interest income	209,502	70,697
Interest expense	(2,228,244)	-
Other income, net	111,859	31,976
Foreign currency exchange loss	(397,299)	(150,729)
Total non-operating expense	(2,304,182)	(48,056)

Income before income tax	18,758,010	11,029,993

Provision for income tax	3,567,642	1,913,923
Net income	15,190,368	9,116,070

Other comprehensive income
Foreign currency translation gain	5,184,035	2,637,573
Comprehensive income	$20,374,403	$11,753,643

Weighted average shares outstanding
Basic	29,200,304	26,200,679
Diluted	29,290,139	26,301,802

Earnings per share
Basic	$0.52	$0.35
Diluted	$0.52	$0.35

The accompanying notes are an integral part of these statements.
See report of independent registered public accounting firm.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulative	Retained Earnings		Total
	Common Stock		Additional	Other Comprehensive	Statutory		Stockholders'
	Shares	Amount	Paid-in Capital	Gain	Reserve	Unrestricted	Equity

Balance January 01, 2007	24,210,183	$2,421	$18,223,911	$839,452	$750,886	$5,813,534	$25,630,204

Shares issued for cash, at $3.25	4,615,385	462	14,999,538				15,000,000
Offering costs			(1,176,533)				(1,176,533)
Cashless exercise of warrants	374,736	37	(37)				-
Cumulative translation adjustment				2,637,573			2,637,573
Net Income						9,116,070	9,116,070
Transfer to statutory reserve					1,051,849	(1,051,849)	-

Balance December 31, 2007	29,200,304	$2,920	$32,046,879	$3,477,025	$1,802,735	$13,877,755	$51,207,314

Options issued for services			66,704				66,704
Cumulative translation adjustment				5,184,035			5,184,035
Net Income						15,190,368	15,190,368
Transfer to statutory reserve					1,927,348	(1,927,348)	-

Balance December 31, 2008	29,200,304	$2,920	$32,113,583	$8,661,060	$3,730,083	$27,140,775	$71,648,421

The accompanying notes are an integral part of these statements.
See report of independent registered public accounting firm.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,190,368	$9,116,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,474,905	1,639,685
Loss on disposal of building improvements and equipment	24,806	-
Amortization of discount on senior notes	1,004,677	-
Amortization of financing costs	227,989	-
Stock based compensation	66,704	-
Change in assets and liabilities:
Accounts receivable	(568,370)	290,660
Other receivable	247,349	36,929
Other receivable - employee advances	(55,747)	-
Inventories	(267,470)	71,226
Advances to suppliers	(125,896)	245,514
Prepaid expense and other current assets	(642,857)	(11,113)
Accounts payable and accrued liabilities	275,929	28,531
Other payables	63,239	(208,669)
Unearned revenue	583,940	22,425
Accrued interest	861,114	-
Taxes payable	556,121	(754,817)
Net cash provided by operating activities	20,916,801	10,476,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,225,673)	(14.180.053)
Proceeds from sales of equipment	194,891	-
Proceeds from (purchases of) short term investments	250,821	(229,106)
Additions to construction in progress	(19,012,750)	(519,309)
Prepayment on long term assets	(5,729,833)	(1,914,343)
Payment for intangible assets	(53,826)	-
Payment for land use rights	(30,354)	(42,529)
Net cash used in investing activities	(67,606,724)	(16,885,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	15,000,000
Proceeds from senior notes	40,000,000	-
Payment for offering costs	(2,122,509)	(1,176,533)
Net cash provided by financing activities	37,877,491	13,823,467

Effect of exchange rate changes on cash and cash equivalents	1,375,086	582,948

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(7,437,346)	7,997,516

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	13,291,729	5,294,213

CASH & CASH EQUIVALENTS, END OF YEAR	$5,854,383	$13,291,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$902,777	$-
Income taxes paid	$2,998,627	$2,387,487

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$823,464	$-
Prepayment on long term assets transferred to property and equipment	$405,630	$-

The accompanying notes are an integral part of these statements.
See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company”) was incorporated in the state of Delaware on March 31, 1999. The Company through its wholly-owned subsidiaries and variable interest entities engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers, construction of pipeline networks, installation of natural gas fittings and parts for end-users.

On May 15, 2007, the Company’s variable interest entity, through Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) established Xi'an Xilan Auto Bodyshop Co., Ltd (“XXABC”) with registered capital of $519,200 in Shaanxi province, People’s Republic of China (“PRC”).  XXABC was established for the purpose of providing modification services to different types of automobiles to be able to use natural gas.  XXABC is 100% owned by Xi’an Xilan Natural Gas Co, Ltd.

On March 18, 2008, Xilan Natural Gas Equipment Co., Ltd (“XNGE”) increased its registered capital from $30,000,000 to $53,929,260.  The additional $14,429,260 of registered capital was contributed by China Natural Gas, Inc on April 17, 2008 and $9,500,000 of registered capital was contributed by China Natural Gas, Inc. as a payment to Chemtex International Inc on January 31, 2008, for the purchase of license, know-how, and design of constructing the Liquefied Natural Gas (“LNG”) processing plant.

On April 22, 2008, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd. (“SJLNG”) increased its registered capital by $2,862,000.  SJLNG is 100% owned by Xi’an Xilan Natural Gas Co., Ltd.

On April 30, 2008, the Industrial and Commercial Administration Bureau approved XXNGC to increase registered capital from $8,336,856 to $43,443,640 as an additional contribution by the shareholders of XXNGC under PRC Law.  $15,513,526 was approved by the Industrial and Commercial Administration Bureau to be transferred out from the surplus reserve and retained earnings as an increase of registered capital.  Another $19,593,258 was contributed by XNGE cumulatively prior to April 30, 2008, which was previously classified as an intercompany payable in XXNGC and was eliminated in the consolidated financial statements.  The increase in registered capital in XXNGC was in compliance with the Addendum to Option Agreement entered by the Company through XXGE and XXNGC, Mr. Qinan Ji, chairman and shareholder of XXNGC, and each of the shareholders of XXNGC (hereafter collectively referred to as the “Transferor”) on August 8, 2008, and made retroactive to June 30, 2008.  See “Consolidation of Variable Interest Entity” section for further detail on the Addendum to Option Agreement.

On July 3, 2008, XXNGC formed Henan Xilan Natural Gas Co., Ltd. (“HXNGC”) as a wholly owned limited liability company, with registered capital of $4,383,000 in Henan province, PRC.  HXNGC was established for the purpose of natural gas city gasification engineering design, construction and technical advisory work services in Henan, PRC.

On October 2, 2008, China Natural Gas, Inc. (the “Company”) through its wholly-owned subsidiary, XXNGC, entered into an Equity Ownership Transfer Agreement (the “Acquisition Agreement”) with Lingbao Yuxi Natural Gas Co., Ltd. (“LBNGC”) and the shareholders of LBNGC, Zhihe Zhang and Lingjun Hu (the “Sellers”).  Pursuant to the term of the Acquisition Agreement, XXNGC acquired for cash consideration of approximately $19,604,200 (RMB 134 million), 100% of all outstanding registered equity interest in LBNGC and all assets held by LBNGC, including the land use right to 0.44 acres and all of LBNGC’s local business’ exclusive operating right.  LBNGC owns the exclusive rights to operate CNG fueling stations and pipelines in Lingbao City. In conjunction with this acquisition, XXNGC has also secured abundant supply of natural gas to support its future expansion in the Henan province. The Acquisition Agreement was fully executed in November, 2008.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiary, Xilan Natural Gas Equipment Co., Ltd and its 100% variable interest entities (“VIE”), Xi’an Xilan Natural Gas Co. Ltd., Shaanxi Jingbian Liquefied Natural Gas Co., Ltd.,  Xian Xilan Auto Bodyshop Co., Ltd., Henan Xilan Natural Gas Co., Ltd., and Lingbao Yuxi Natural Gas Co., Ltd.  All inter-company accounts and transactions have been eliminated in the consolidation.

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

On February 21, 2006, we formed Xilan Natural Gas Equipment Co., Ltd as a wholly-owned foreign enterprise (WOFE). We then, through XNGE, entered into exclusive arrangements with Xian Xilan Natural Gas and its shareholders that give us the ability to substantially influence Xian Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007 and made retroactive to March 8, 2006.  As a result, the Company consolidates the financial results of Xian Xilan Natural Gas as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The arrangements consist of the following agreements:

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

On August 8, 2008, the Company through XNGE entered into an Addendum to Option Agreement with Mr. Qinan Ji, chairman and shareholder of XXNGC, and each of the shareholders of XXNGC (hereafter collectively referred to as the “Transferor”), and made retroactive to June 30, 2008.  According to the agreement, the Chairman and the Shareholders of XXNGC irrevocably grants to XNGE an option to purchase each Transferors’ Purchased Equity Interest at $1.00 or the lowest price permissible under the applicable laws at the time that XNGE exercise the Option.  The Agreement limits the XXNGC and the transferors’ right to make all equity interest related decisions.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Foreign Currency Translation

As of December 31, 2008 and December 31, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholder's equity are translated at the historical rates and statement of income and cash flow items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."  In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

The balance sheet amounts with the exception of equity at December 31, 2008 were translated 6.82 RMB to $1.00 as compared to 7.29 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the year ended December 31, 2008 and 2007 were 6.94 RMB and 7.59 RMB to $1.00, respectively.  Translation adjustments resulting from this process in the amount of $8,661,060 and $3,477,025 as of December 31, 2008 and 2007, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. For the year ended December 31, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $5,184,035 and $2,637,573, respectively.

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of December 31, 2008 and 2007, the Company had total deposits of $5,604,383 and $13,053,994, without insurance coverage.  And as of December 31, 2008 and 2007, the Company has deposits in United States of $1,273,639 and $126,170 in excess of federally insured limits, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

Accounts Receivable

Accounts and other receivable are netted against an allowance for uncollectible accounts, as needed.  The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis in the period of the related sales. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, known bad debts are written off against allowance for doubtful accounts when identified. The Company’s management has determined that all receivables are collectible and there is no need for an allowance for uncollectible accounts as of December 31, 2008 and 2007.

Other Receivable – Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions are performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of December 31, 2008 and 2007, no allowance for the uncollectible accounts was deemed necessary.

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

The following are the details of the inventories:

	December 31, 2008	December 31, 2007
Materials and supplies	$318,069	$109,333
Natural gas and gasoline	201,670	122,006
	$519,739	$231,339

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances are interest free and unsecured.

Loan Receivable

Loan receivable consists of the following:
	December 31, 2008	December 31, 2007
Shanxi Yuojin Mining Company, due on November 26, 2008, extended to November 30, 2009, annual interest at 6.57%	$293,400	$274,200

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	December 31, 2008	December 31,2007
Office equipment	$412,490	$163,432
Operating equipment	59,473,283	22,413,270
Vehicles	2,414,756	1,484,892
Buildings and improvements	21,190,599	11,943,006
Total property and equipment	83,491,128	36,004,600
Less accumulated depreciation	(7,462,856)	(3,712,605)
Property and equipment, net	$76,028,272	$32,291,995

Depreciation expense for the years ended December 31, 2008 and 2007 was $3,473,429  and $1,639,685, respectively.

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for the Company’s gas stations and new project of processing, distribution and sale of LNG. The major cost of construction in progress relates to technology licensing fees, equipment purchase, land use rights requisition cost and other construction fees.  The facility construction work is expected to be completed around June 2009, and processing equipment installation and testing will be finished by October 2009. As of December 31, 2008 and 2007, the company had construction in progress in the amount of $22,061,414 and 2,210,367, respectively.

Interest cost capitalized into construction in progress for the years ended December 31, 2008 and 2007 amounted to $1,932,931 and $0, respectively.

Long-Lived Assets

The Company applies the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to all long lived assets. SFAS 144 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2008, there were no significant impairments of its long-lived assets.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

As required by SFAS 57, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of our notes payable and derivative libilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008.

	Carrying Value at	Fair Value Measurement at December 31, 2008
	December 31, 2008	Level 1	Level 2	Level 3
Senior notes	$24,521,605	-	$40,047,843	-
Derivative liability - warrants	17,500,000	-	5,282,256	-
Total liability measured at fair value	$42,021,605	-	$45,330,099	-

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Revenue Recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months.  Revenue from repairing and modifying vehicles is recorded when services are rendered to and accepted by the customers.

Enterprise Wide Disclosure

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2008 and 2007 were insignificant.

Stock-Based Compensation

The Company records and reports stock-based compensation pursuant to SFAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income Taxes

The Company utilizes SFAS 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2008 and December 31, 2007, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Local PRC Income Tax

The Company’s subsidiary and VIE’s operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. The Company’s VIE, XXNGC, is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, except for income from XNGE, SJLNG, XXABC, HXNGC and LBNGC which subjects to 25% PRC income tax rate, XXNGC’s income is subject to a reduced tax rate of 15%.  A reconciliation of tax at the United States federal statutory rate to the provision for income tax recorded in the financial statements is as follows:

	For the years ended
	December 31,
	2008	2007
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(1)%
Effect of favorable tax rate	(6)%	(15)%
Effective rate of income tax	19%	18%

The estimated tax savings for the years ended December 31, 2008 and 2007 amounted to approximately $2,195,871 and $2,174,806, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share for the years ended December 31, 2008 and 2007 from $0.52 to $0.43 and $0.35 to $0.26, respectively.

China Natural Gas, Inc. was incorporated in the United States and incurred a net operating loss for income tax purposes for 2008 and 2007. The net operating loss carry forwards for United States income tax purposes amounted to $2,429,266 and $948,865 for the years ended December 31, 2008 and 2007, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2028. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2008. Management reviews this valuation allowance periodically and makes adjustments as warranted The valuation allowance for the years ended December 31, 2008 and 2007 were as follow:.

Valuation allowance	For the year ended December 31,
	2008	2007
Balance of January 01,	$322,614	$-
Increase	825,951	322,614
Balance as of December 31,	$1,148,565	$322,614

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no material effect on net income or cash flows as previously reported.

Recent Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

In December 2007, SFAS 141(R), “Business Combinations,” was issued. SFAS 141R replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company does not expect adoption of FSP FAS 140-3 to have a material effect on its financial condition and cash flows.  Adoption of FSP FAS 140-3 will have no effect on the Company’s results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF 07-5 on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on its results of operations or earnings per share.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of SFAS 161. The provisions of this FSP that amend SFAS 133 and FIN 45 shall be effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is in the process of evaluating the new disclosure requirements under this FSP.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP FAS 157-3 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Note 3 – Other Assets

Other assets at December 31, 2008 and 2007 consisted of the following,

	December 31,	December 31,
	2008	2007
Prepaid rent – natural gas stations	$272,635	$225,924
Prepayment for acquiring land use right	1,060,675	993,975
Advances on purchasing equipment and construction in progress	6,427,974	1,501,443
Refundable security deposits	981,083	356,460
Others	101,695	45,250
Total	$8,844,062	$3,123,052

All land in the People’s Republic of China is government owned.  However, the government grants users land use rights.  As of December 31, 2008 and 2007, the Company prepaid $1,060,675 and $993,975, respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not been granted to the Company. Therefore, the Company did not amortize the prepaid land use rights.

Advances on the purchase of equipment and construction in progress are monies deposited or advanced to outside vendors/subcontractors for the purchase of operating equipment or for services to be provided for constructions in progress.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Refundable security deposits are monies deposited with one of the Company’s major vendors and gas station landlord.  These amounts will be returned to the Company if they terminate the business relationship or at the end of the lease.

Note 4 – Senior Notes Payable

On December 30, 2007, the Company entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”). The Purchase Agreement was subsequently amended on January 29, 2008, pursuant to which the Company (i) agreed to issue 5.00% Guaranteed Senior Notes due 2014 (the “Senior Notes”) of approximately $20,000,000, (ii) agreed to issue to the Investor Senior Notes in aggregate principal amount of approximately $20,000,000 on or before March 3, 2008 subject to the Company meeting certain closing conditions, (iii) granted the Investor an option to purchase up to approximately $10,000,000 in principal amount of its Senior Notes and (iv) agreed to issue to the Investor seven-year warrants exercisable for up to 2,900,000 shares of the Company’s common stock (the “Warrants”) at an initial exercise price equal to $7.3652 per share, subject to certain adjustments.  On January 29, 2008, the Company issued $20,000,000 Senior Notes and 2,900,000 warrants pursuant to the Purchase Agreement. On March 3, 2008, the Investor exercised its first option for an additional $20,000,000 of Senior Notes. On March 10, 2008, the Company issued $20,000,000 in additional Senior Notes resulting in total Senior Notes of $40,000,000.

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
December 31, 2008

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

The indenture requires the Company to pay additional interest at the rate of 3.0% per annum of the Senior Notes if the Company has not obtained a listing of its common stock on the Nasdaq Global Market, the Nasdaq Capital Market or the New York Stock Exchange by January 29, 2009 and maintained such listing continuously thereafter as long as the Senior Notes are outstanding. As of January 29, 2009, the Company has not obtained a listing of its common stock on the market stated in the agreement. However, the Company does get a three-month waiver from Abax for the additional interest payment. The waiver gives the Company three more months untill April 28th to achieve the uplisting status. By the end of the extended period, if the Company cannot get its stock uplisted, the Company would try to get another waiver or the Company will have to pay an additional interest at the rate of 3.0% starting April 28th, 2009.  Pursuant to the registration rights agreement (described herein), the Company has agreed to pay additional interest at the rate of 1.0% per annum of the Senior Notes principal amount outstanding for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement.

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

The Company was required to prepare and file a registration statement covering the sales of all of the shares of common stock issuable upon exercise of the warrants or incur additional interest of 1% on the Notes.  The Company’s registration statement was declared effective on May 6, 2008; therefore, no penalties were incurred.

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

On March 3, 2008, the Investor exercised its option to purchase an additional $20,000,000 of Senior Notes. On March 10, 2008, the Company issued the additional $20,000,000 in Senior Notes resulting in total Senior Notes of $40,000,000.

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes.  For the year ended December 31, 2008, the Company amortized $227,989 of the aforesaid issuance costs, net of capitalized of interest.

In connection with the Securities Purchase Agreement, the Company agreed to issue to the Investor seven-year warrants exercisable for up to 2,900,000 shares of the Company’s common stock at an initial exercise price equal to $7.3652 per share, subject to certain adjustments. The exercise price of the Warrants is adjusted on the first anniversary of issuance and thereafter, at every six month anniversary beginning in the fiscal year 2009 if the volume weighted average price, or VWAP, (as defined therein) for the 15 trading days prior to the applicable reset date is less than the then applicable exercise price, in which case the exercise price shall be adjusted downward to the then current VWAP; provided, however, that in no event shall the exercise price be adjusted below $3.6826 per share. . The latest reset date was January 29, 2009 and the exercise price for the warrants was adjusted to $3.6826. The Company is in the process of filing this information with SEC.

If the Company’s consolidated net profit after tax for financial statements purpose does not reach the stated level for 2007 or 2008, the exercise price of the warrants shall be adjusted by multiplying the current exercise price by a fraction, the numerator of which is the sum of (i) the number of shares of the Company’s common stock outstanding immediately prior to such adjustment and (ii) 87,000, and the denominator of which is the number of shares of the Company’s common stock outstanding immediately prior to such adjustment. Pursuant to the terms of the warrant agreement, a holder cannot exercise the Warrants to the extent that the number of shares of Common Stock beneficially owned by the holder would, following such exercise, exceed 9.9% of the outstanding shares of common stock at the time of exercise.

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security.  If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000.  This amount is shown as a debt discount and is being amortized over the term of the Senior Notes.  For the year ended December 31, 2008, the Company amortized $1,004,677 of the aforesaid discounts, net of capitalized of interest.

In connection with the Securities Purchase Agreement, the Company agreed to issue to the Investor seven-year warrants exercisable for up to 2,900,000 shares of the Company’s common stock at an initial exercise price equal to $7.3652 per share, adjusted to $3.6826 on January 29, 2009.  The warrants have been determined to be derivative liabilities instruments because there is a required redemption requirement if the holder does not exercise the Warrants.  However, the warrants are not required to be value at fair value, rather, to be at its undiscounted redemption amount of $17.5 million according to FAS 150.

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
December 31, 2008

Warrants associated with the above-mentioned issuance of common stock were issued in October 2007 upon the effective filing of its certificate of Amendment of Articles of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 45,000,000.

Both Investor Warrants and Placement Agent Warrants meet the conditions for equity classification pursuant to FAS 133 and EITF 00-19. Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 01, 2007	1,140,286	$3.60	-
Granted	767,308	$7.79	-
Forfeited	-	-	-
Exercised	(819,110)	$3.60	-
Outstanding, December 31, 2007	1,088,484	$6.55	$376,977
Granted	2,900,000	$7.37	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	3,988,484	$7.14	-

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$3.60	321,176	0.03	$3.60	321,176
$7.37	2,900,000	6.08	$7.37	2,900,000
$7.79	767,308	3.59	$7.79	767,308
$7.14	3,988,484	3.00	$7.14	3,988,484

Note 6 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees' salaries to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14 % of the current salary expense. The total contribution for the above plan was $112,233 and $122,677 for the years ended December 31, 2008 and 2007, respectively.

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
December 31, 2008

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii.	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company has appropriated $1,927,348 and $1,051,849 as reserve for the statutory surplus reserve for the years ended December 31, 2008 and 2007.

Note 8 – Accounting for stock-based compensation

On September 22, 2007, Mr. Qinan Ji, chairman and shareholder of the Company, transferred 100,000 of his personally-owned options to the Company’s attorney to cover certain Company legal expenses. 30% of the options vested on September 22, 2008, 30% vest on September 22, 2009, and the remaining 40% vest on September 22, 2010.  Upon termination of service to the Company, the attorney is required to return all unvested options.  These options expire June 1, 2012.

The Company used the Black-Sholes model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.  $66,704 of compensation expense was recorded during the year ended December 31, 2008.

As of December 31, 2008, approximately $132,559 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 1.75 years.

Note 9 – Earnings Per Share

Earnings per share for the periods ended December 31, 2008 and 2007 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the years ended December 31, 2008 and 2007:
	For the years ended
	December 31,
	2008	2007
Basic earning per share

Net income	$15,190,368	$9,116,070

Weighted shares outstanding-Basic	29,200,304	26,200,679

Earnings per share-Basic	$0.52	$0.35

Diluted earning per share

Net income	$15,190,368	$9,116,070

Weighted shares outstanding-Basic	29,200,304	26,200,679
Effect of diluted securities-Warrants	89,835	101,123
Weighted shares outstanding-Diluted	29,290,139	26,301,802

Earnings per share –Diluted	$0.52	$0.35

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

At December 31, 2008 and 2007, the Company had outstanding warrants of 3,988,484 and 1,088,484, respectively.  For the year ended December 31, 2008, the average stock price was greater than the exercise prices of the 321,176 warrants which resulted in additional weighted average common stock equivalents of 89,835; 3,667,308 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 10 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:

	For the years ended December 31,
	2008	2007
Numbers of natural gas vendors	4	3
Percentage of total natural gas purchases	96.0%	88.4%

As of December 31, 2008 and 2007, the Company has $206,811 and $0 payable due to Shanxin Natural Gas Company, one of its major natural gas vendors.

The Company has long-term natural gas minimum purchase agreements with one of its vendors.  For the years ended December 31, 2008 and 2007, the minimum purchase requirements were 25.58 million cubic meters and 12.93 million cubic meters, respectively.  Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past three years.

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

Note 11 – Commitments and Contingencies

(a)  Lease Commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS 13, “Accounting for leases.” The Company entered into a series of long term lease agreements with outside parties to lease land use rights to the self-built Natural Gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most lease agreements.  The Company also entered into two office leases in Xian, PRC and New York, NY.  The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2009	$1,213,744
Year ending December 31, 2010	1,208,556
Year ending December 31, 2011	1,204,212
Year ending December 31, 2012	1,131,931
Year ending December 31, 2013	1,052,520
Thereafter	6,936,959
Total	$12,747,922

See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

For the years ended December 31, 2008 and 2007, the land use right and office lease expenses were $1,127,558 and $ 433,755, respectively.

(b) Property and Equipment

In January 2008, the Company entered into a contract with Chemtex International Inc. to purchase equipment supply for LNG plant and LNG storage tank located in Jingbian county, Shannxi Province China, in the total amount of $13,700,000. On May 16, 2008, SJLNG entered into an agreement with Hebei Tongchan Import and Export Co. Ltd. (Hebei) and agreed that Hebei will act as the trade agency for SJLNG. On June 16, 2008, the Company entered into an equipment supply contract with Chemtex Internaitonal Inc. to supply imported equipment for a LNG plant and a storage tank to be built by Jingbian Xilan LNG Co. Ltd. As of December 31, 2008, the Company advanced $6,106,589 to the trade agency and the future commitment for equipment is $7,593,411.

(c) Natural Gas Purchase Commitments

The Company has existing long-term natural gas purchase agreements with its major suppliers. However, none of those agreements stipulate any specific purchase amount or quota each year, thus giving the Company enough flexibility to constantly look for lower-cost sources of supply. Therefore, the Company is not legally bound in purchase commitments by those agreements.

(d) Legal Proceedings

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

Note 12 – Subsequent Events

(a) Reverse Split

On January 15, 2009, our board of directors adopted resolutions by written consent to effect a 1 for 2 reverse split for our common stock to potentially enable the Company to list on the NASDAQ stock market.  On January 30 2009, pursuant section 228 of Delaware General Corporation Law, the majority shareholders of our Company adopted resolutions by written consent and waiving all notice of and holding of any stockholder meeting to act upon such resolutions, to effect a 1for 2 reverse split of our common stock to potentially enable the Company to list on the NASDAQ stock market.  The Company has filed a Pre14C information statement with SEC and waiting for comments from regulatory authorities before the Company can file the Certificate of Amendment.  Because the stock split is not effect until at least the Certificate of Amendment is filed and our board of directors can authorize the Company to suspend or withdraw the filing of Certificate of Amendment before it is effective, the Company did not consider the stock split is effective.  The following table disclosed the pro forma information on EPS to give effect to the 1 for 2 reverse stock split

	For the years ended
	December 31,
	2008	2007
Basic earning per share

Net income	$15,190,368	$9,116,070

Weighted shares outstanding-Basic	14,600,152	13,100,339

Earnings per share-Basic	$1.04	$0.70

Diluted earning per share

Weighted shares outstanding-Diluted	14,645,069	13,150,901

Earnings per share-Diluted	$1.04	$0.69

(b) Adoption of Stock Option Plan

On March 11, 2009, our board of directors approved by written consent the Company’s stock option plan for its employees, directors and consultants. Pursuant to the plan, the total stock option pool will equal to 10% of the Company’s total shares outstanding as of March 11, 2009. Among the option pool approved, 5% shall be awarded in 2009 and another 5% shall be awarded in 2010. For the 2009 stock option award, the CEO and CFO will be granted total options of 1% and 0.6% of our common shares outstanding respectively, 50% as Non-qualified Stock Options (NSO) and 50% as Incentive Stock Awards (ISA), for a vesting period of four years. 10,000 option shares per year will be granted to each non-executive board member and 12,000 option shares per year granted to Audit Committee Chairman. Other senior management and employees will be granted total options of 2.26% of our common shares. The strike price for the options is $2.45 per share.  It is the mutual understanding of the board and the optionee that the 2009 stock option plan shall be effective January 1, 2009.

See report of independent registered public accounting firm.