Form 10-K/A
period 2008-12-31
China Natural Gas, Inc.
filed 2009-03-23
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to 10-K on Form 10-K/A

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

EXLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A (the “Amended Filing”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 originally filed on March 16, 2009 (the “Original Filing”), of China Natural Gas, Inc., a Delaware corporation (the “Company”). The purpose of this amendment is to revise Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to correct the percentage of beneficial ownership of Abax Lotus Ltd.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized letters not defined in the Amended Filing are as defined by the Original Filing.

PART III

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

Name of Beneficial Owner (1)	Number of Common Stock Beneficially Owned		Percentage Of Common Stock Outstanding(2)

Executive Officers and Directors
Qinan Ji	5,931,596	(3)	20.3%

All officers and directors as a group (1 person)	5,931,596	(3)	20.3%

5% holders

Yangling Bodisen Biotech Development co, Ltd. c/o New York Global Group, Inc. 14 Wall Street, 12th Floor, New York, NY 10005	2,063,768	(4)	7.1%
Xiang Ji	1,456,232		5.0%
Robert Moses	2,000,000	(5)	6.9%
Heartland Value Fund	1,725,000	(6)	5.9%
Xi’an Sunway Technology & Industry Co., Ltd	2,875,364	(3)	9.8%
Abax Lotus Ltd.	2,900,000	(7)	9.0%

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the fiscal year ended December 31, 2008.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits[1]

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

1 For a complete list of exhibits filed with our Form 10-K annual report, see “Item 15–Exhibits” in our Form 10-K Annual Report for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2009

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

/s/ Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2009
Qinan Ji

/s/ Zhiqiang Wang	Director	March 23, 2009
Zhiqiang Wang

/s/ Donald Yang	Director	March 23, 2009
Donald Yang

/s/ Richard Peidong Wu	Chief Financial Officer (Principal Accounting Officer)	March 23, 2009
Richard Peidong Wu

/s/ Carl Yeung	Director	March 23, 2009
Carl Yeung

/s/ Lawrence Leighton	Director	March 23, 2009
Lawrence Leighton