Form 10-Q
period 2009-03-31
China Natural Gas, Inc.
filed 2009-05-11
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Tang Xing Road, Xian High Tech Area
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

Number of shares of Common Stock outstanding as of May 4, 2009: 14,600,152
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

China Natural Gas, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December, 31
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$9,058,361	$5,854,383
Accounts receivable	946,047	906,042
Other receivable - employee advances	180,205	332,263
Inventories	488,221	519,739
Advances to suppliers	684,632	837,592
Prepaid expense and other current assets	953,578	838,294
Loan receivable	293,000	293,400
Total current assets	12,604,044	9,581,713

PROPERTY AND EQUIPMENT, NET	74,549,788	76,028,272
CONSTRUCTION IN PROGRESS	25,110,473	22,061,414
DEFERRED FINANCING COSTS	1,644,372	1,746,830
OTHER ASSETS	9,278,092	8,844,062

TOTAL ASSETS	$123,186,769	$118,262,291

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,103,837	$800,013
Other payables	336,936	124,151
Unearned revenue	1,138,536	944,402
Accrued interest	531,111	861,114
Taxes payable	1,904,943	1,862,585
Total current liabilities	5,015,363	4,592,265

LONG TERM LIABILITIES:
Notes payable, net of discount $14,844,315 and $15,478,395 as of
March 31, 2009 and December 31, 2008, respectively	25,155,685	24,521,605
Redeemable liabilities - warrants	17,500,000	17,500,000
Derivative liabilities - warrants	817,257	-
Total long term liabilities	43,472,942	42,021,605

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 14,600,152 shares
issued and outstanding at March 31, 2009 and December 31, 2008	1,460	1,460
Additional paid-in capital	25,271,339	32,115,043
Cumulative translation adjustment	8,508,945	8,661,060
Statutory reserves	4,284,815	3,730,083
Retained earnings	36,631,905	27,140,775
Total stockholders' equity	74,698,464	71,648,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$123,186,769	$118,262,291
The accompanying notes are an integral part of these statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue
Natural gas revenue	$14,965,819	$11,345,319
Gasoline revenue	1,174,398	1,130,750
Installation and other	2,387,449	1,549,605
Total revenue	18,527,666	14,025,674

Cost of revenue
Natural gas cost	6,746,929	6,182,274
Gasoline cost	1,130,057	1,068,037
Installation and other	1,017,028	686,887
Total cost of revenue	8,894,014	7,937,198

Gross profit	9,633,652	6,088,476

Operating expenses
Selling expenses	2,324,228	1,341,614
General and administrative expenses	1,681,921	939,325
Total operating expenses	4,006,149	2,280,939

Income from operations	5,627,503	3,807,537

Non-operating income (expense)
Interest income	8,908	55,285
Interest expense	(581,492)	(359,660)
Other income (expense), net	(2,303)	304
Change in fair value of warrant	197,051	-
Foreign currency exchange loss	(50,788)	(7,430)
Total non-operating expense	(428,624)	(311,501)

Income before income tax	5,198,879	3,496,036

Provision for income tax	997,256	687,465

Net income	4,201,623	2,808,571

Other comprehensive income
Foreign currency translation gain (loss)	(152,115)	2,303,002
Comprehensive income	$4,049,508	$5,111,573

Weighted average shares outstanding
Basic	14,600,152	14,600,152
Diluted	14,600,152	14,667,042

Earnings per share
Basic	$0.29	$0.19
Diluted	$0.29	$0.19

The accompanying notes are an integral part of these statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,201,623	$2,808,571
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,389,565	656,587
Loss on disposal of building improvements and equipment	-	11,957
Amortization of discount on senior notes	170,712	146,663
Amortization of financing costs	38,578	56,270
Stock based compensation	14,842	-
Change in fair value of warrants	(197,051)	-
Change in assets and liabilities:
Accounts receivable	(41,244)	(163,656)
Other receivable - employee advances	151,617	-
Inventories	30,812	(782,687)
Advances to suppliers	151,828	63,341
Prepaid expense and other current assets	(100,912)	(257,016)
Accounts payable and accrued liabilities	304,860	95,847
Other payables	212,961	1,129
Unearned revenue	195,435	22,709
Accrued interest	(330,003)	73,717
Taxes payable	44,898	768,939
Net cash provided by operating activities	6,238,521	3,502,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,484)	(555,720)
Proceeds from short term investments	-	243,200
Additions to construction in progress	(2,552,098)	(9,586,215)
Prepayment on long term assets	(426,913)	(4,128,711)
Payment for intangible assets	(35,822)	-
Payment for land use rights	-	(25,091)
Net cash used in investing activities	(3,028,317)	(14,052,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes	-	40,000,000
Payment for offering costs	-	(2,122,509)
Net cash provided by financing activities	-	37,877,491

Effect of exchange rate changes on cash and cash equivalents	(6,226)	635,076

NET INCREASE IN CASH & CASH EQUIVALENTS	3,203,978	27,962,401

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,854,383	13,291,729

CASH & CASH EQUIVALENTS, END OF PERIOD	$9,058,361	$41,254,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$1,084,130	$-
Income taxes paid	$997,257	$57,893

The accompanying notes are an integral part of these statements

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company” or “CHNG”) was incorporated in the state of Delaware on March 31, 1999. The Company through its wholly-owned subsidiaries and variable interest entities, located in Shaanxi and Henan Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and modification of automobiles services for vehicles to be able to use natural gas.

Recent Developments

On March 18, 2008, Shaanxi Xilan Natural Gas Equipment Co., Ltd (“SXNGE”) increased its registered capital from $30,000,000 to $53,929,260.  The additional $14,429,260 of registered capital was contributed by China Natural Gas, Inc. on April 17, 2008 and $9,500,000 of registered capital was contributed by China Natural Gas, Inc. as a payment to Chemtex International Inc. on January 31, 2008, for the purchase of license, know-how, and design of constructing the Liquefied Natural Gas (“LNG”) processing plant.

On April 22, 2008, Jingbian Liquefied Natural Gas Co., Ltd. (“JBLNG”) increased its registered capital by $2,862,000.  JBLNG is 100% owned by Xi’an Xilan Natural Gas Co., Ltd.

On April 30, 2008, the Industrial and Commercial Administration Bureau approved Xi’an Xilan Natural Gas Co., (“XXNGC”) to increase registered capital from $8,336,856 to $43,443,640 as an additional contribution by the shareholders of XXNGC under PRC Law.  $15,513,526 was approved by the Industrial and Commercial Administration Bureau to be transferred out from the surplus reserve and retained earnings as an increase of registered capital.  Another $19,593,258 was contributed by SXNGE cumulatively prior to April 30, 2008, which was previously classified as an intercompany payable in XXNGC and was eliminated in the consolidated financial statements.  The increase in registered capital in XXNGC was in compliance with the Addendum to Option Agreement entered by the Company through SXNGE and XXNGC, Mr. Qinan Ji, chairman and shareholder of XXNGC, and each of the shareholders of XXNGC (hereafter collectively referred to as the “Transferor”) on August 8, 2008, and made retroactive to June 30, 2008.  See “Consolidation of Variable Interest Entity” section for further detail on the Addendum to Option Agreement.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

On October 2, 2008, China Natural Gas, Inc. (the “Company”) through its wholly-owned subsidiary, XXNGC, entered into an Equity Ownership Transfer Agreement (the “Acquisition Agreement”) with Lingbao Yuxi Natural Gas Co., Ltd. (“LBNGC”) and the shareholders of LBNGC (the “Sellers”).  Pursuant to the term of the Acquisition Agreement, XXNGC acquired for cash consideration of approximately $19,604,200 (RMB 134 million), 100% of all outstanding registered equity interest in LBNGC and all assets held by LBNGC, including the land use right to 0.44 acres and all of LBNGC’s local business’ exclusive operating right.  LBNGC owns the exclusive rights to operate CNG fueling stations and pipelines in Lingbao City. In conjunction with this acquisition, XXNGC has also secured abundant supply of natural gas to support its future expansion in the Henan province. The Acquisition Agreement was fully executed in November, 2008.

Note 2 – Summary of Significant Accounting Policies

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statements of the results for the interim period presented.  Operating results for the period ended March 31, 2009 are not necessary indicative of the results that may be expected for the year ended December 31, 2009. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiary, Shaanxi Xilan Natural Gas Equipment Co., Ltd and its 100% variable interest entities (“VIE”), Xi’an Xilan Natural Gas Co. Ltd., Jingbian Liquefied Natural Gas Co., Ltd., Shaanxi Xilan Auto Bodyshop Co., Ltd. (“SXABC”), Henan Xilan Natural Gas Co., Ltd., and Lingbao Yuxi Natural Gas Co., Ltd.  All inter-company accounts and transactions have been eliminated in the consolidation.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

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

On February 21, 2006, the Company formed Shaanxi Xilan Natural Gas Equipment Co., Ltd as a wholly-owned foreign enterprise (WOFE). Then through SXNGE, the Company entered into exclusive arrangements with Xi’an Xilan Natural Gas and its shareholders that give the Company the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. The Company memorialized these arrangements on August 17, 2007 and made retroactive to March 8, 2006.  As a result, the Company consolidates the financial results of Xi’an Xilan Natural Gas as variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The arrangements consist of the following agreements:

a.	Xi’an Xilan Natural Gas holds the licenses and approvals necessary to operate its natural gas business in China.

b.
SXNGE provides exclusive technology consulting and other general business operation services to Xi’an Xilan Natural Gas in return for a consulting services fee which is equal to Xi’an Xilan Natural Gas’s revenue.

c.	Xi’an Xilan Natural Gas’ shareholders have pledged their equity interests in Xi’an Xilan Natural Gas to the Company.

d.
Irrevocably granted the Company an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Xi’an Xilan Natural Gas and agreed to entrust all the rights to exercise their voting power to the person appointed by the Company.

On August 8, 2008, the Company through SXNGE entered into an Addendum to Option Agreement with Mr. Qinan Ji, chairman and shareholder of XXNGC, and each of the shareholders of XXNGC (hereafter collectively referred to as the “Transferor”), and made retroactive to June 30, 2008.  According to the Agreement, the Chairman and the Shareholders of XXNGC irrevocably grants to SXNGE an option to purchase each Transferor’s Purchased Equity Interest at $1.00 or the lowest price permissible under the applicable laws at the time that SXNGE exercises the Option.  The Agreement limits XXNGC and the transferors’ right to make all equity interest related decisions.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Foreign Currency Translation

As of March 31, 2009 and December 31, 2008, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."  In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity at March 31, 2009 were translated 6.83 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2009 and 2008 were 6.83 RMB and 7.15 RMB to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of March 31, 2009 and December 31, 2008, the Company had total deposits of $8,902,519 and $5,604,383 without insurance coverage.  And as of March 31, 2009 and December 31, 2008, the Company has deposits in United States of $0 and $1,273,639 in excess of federally insured limits, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Accounts Receivable

Accounts and other receivable are netted against an allowance for uncollectible accounts, as needed.  The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis in the period of the related sales. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company’s management has determined that all receivables are collectible and there is no need for an allowance for uncollectible accounts of March 31, 2009 and December 31, 2008.

Other Receivable – Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions are performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of March 31, 2009 and December 31, 2008, no allowance for the uncollectible accounts was deemed necessary.

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market.  Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the construction of pipelines and material used in repairing and modifying of vehicles.  Inventory also consists of natural gas and gasoline.

The following are the details of the inventories:

	March 31, 2009 (Unaudited)	December 31, 2008
Materials and supplies	$314,251	$318,069
Natural gas and gasoline	173,970	201,670
	$488,221	$519,739

Advances to Suppliers

The Company advances to certain vendors for purchase of its materials. The advances are interest-free and unsecured.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Loan Receivable

Loan receivable consists of the following:
	March 31, 2009 (Unaudited)	December 31, 2008
Shanxi Yuojin Mining Company, due on November 26, 2008, extended to November 30, 2009, annual interest at 6.57%	$293,000	$293,400

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	March 31, 2009 (Unaudited)	December 31, 2008
Office equipment	$420,275	$412,490
Operating equipment	59,396,509	59,473,283
Vehicles	2,412,337	2,414,756
Buildings and improvements	21,161,710	21,190,599
Total property and equipment	83,390,831	83,491,128
Less accumulated depreciation	(8,841,043)	(7,462,856)
Property and equipment, net	$74,549,788	$76,028,272

Depreciation expense for the three months ended March 31, 2009 and 2008 was $1,389,565 and $656,587, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for the Company’s gas stations and new project of processing, distribution and sale of LNG. The major cost of construction in progress relates to technology licensing fees, equipment purchase, land use rights requisition cost, capitalized interest and other construction fees.  The facility construction work is expected to be completed around June 2009, and processing equipment installation and testing will be finished by October 2009.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.  Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

As of March 31, 2009 and December 31, 2008, the company had construction in progress in the amount of $25,110,473 and 22,061,414, respectively. Interest cost capitalized into construction in progress for the three months ended March 31, 2009 and 2008 amounted to $858,379 and $190,648, respectively.

Long-Lived Assets

The Company applies the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to all long lived assets. SFAS 144 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company evaluates at least annually, more often when circumstances require, the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2009, there were no significant impairments of its long-lived assets.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Fair Value of Financial Instruments

FAS 107, “Disclosure About Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure of applicable financial instruments.  FAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

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

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 383,654 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5.8 million to beginning retained earnings and $1.0 million to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $0.8 million on March 31, 2009.  Therefore, the Company recognized a $0.2 million gain from the change in fair value of for the three months ended March 31, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	3.57	3.82
Risk-free interest rate	0.88%	1.13%
Expected volatility	90%	90%

Expected volatility is based on historical volatility.  Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of the notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Option Pricing Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009.

	Carrying Value at March 31, 2009	Fair Value Measurement at March 31, 2009
		Level 1	Level 2	Level 3
Senior notes	$25,155,685	$-	$-	$35,470,728
Redeemable liability - warrants	17,500,000	-	-	15,587,407
Derivative liability - warrants	817,257	-	817,257	-
Total liability measured at fair value	$43,472,942	$-	$817,257	$51,058135

Other than the derivative liabilities - warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months.  Revenue from repairing and modifying vehicles is recorded when services are rendered to and accepted by the customers.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2009 and 2008 were insignificant.

Stock-Based Compensation

The Company records and reports stock-based compensation pursuant to SFAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the EITF 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Income Taxes

The Company utilizes SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2009 and December 31, 2008, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s consolidated financial statements.

Local PRC Income Tax

The Company’s subsidiary and VIEs operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. The Company’s VIE, XXNGC, is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, except for income from SXNGE, JBLNG, SXABC, HXNGC and LBNGC which subjects to 25% PRC income tax rate, XXNGC’s income is subject to a reduced tax rate of 15%.  A reconciliation of tax at the United States federal statutory rate to the provision for income tax recorded in the financial statements is as follows:

	For the three months ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
Effect of favorable tax rate	(10)%	(11)%
Other item (1)	4%	6%
Total provision for income taxes	19%	20%

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

(1)  The 4% represents the $926,195 expenses incurred by CHNG that are not deductible in PRC for the three months ended March 31, 2009. The 6% represents $1,005,323 expenses incurred by CHNG that are not deductible in PRC for the three months ended March 31, 2008.

The estimated tax savings for the three months ended March 31, 2009 and 2008 amounted to approximately $510,331 and $402,051, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 from $0.29 to $0.26 and $0.19 to $0.17, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended March 31, 2009. The estimated net operating loss carry forwards for United States income tax purposes amounted to $4,262,057 and $3,378,131 at March 31, 2009 and December 31, 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2009. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follow:

	Three months ended	Year ended
	March 31, 2009	December 31, 2008
Valuation allowance	(Unaudited)
Balance, beginning of period	$1,148,565	$322,614
Increase	300,534	825,951
Balance, end of period	$1,449,099	$1,148,565

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

All revenues from SXABC subject to a Chinese VAT at a rate of 6%. This VAT cannot offset with VAT paid for materials included in the cost of revenues.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

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

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which are effective on April 28, 2009.  Although this reverse stock split has already occurred under Delaware corporate law, the Company advises that as of April 28 2009, the Company’s common stock on the OTC Bulletin Board (“OTCBB”) does not yet reflect this stock split.  The Company’s common stock trades under the OTCBB ticker symbol, “CHNG” on a pre 1-for-2 reverse stock split basis.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period’s presentation. These reclassifications had no material effect on net income or cash flows as previously reported.

Recently issued accounting pronouncements and adopted accounting

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133.” SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009 and the adoption of SFAS 161 did not impact the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Management is currently evaluating SFAS 162 and do not believe that it will have a significant impact on the determination or reporting of the financial results.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of EITF 03-6-1 did not have material impact on the Company’s financial position or results.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management is currently evaluating the disclosure requirements of this new FSP.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Note 3 – Other Assets

Other assets consisted of the following:

	March 31,	December 31,
	2009	2008
	Unaudited
Prepaid rent – natural gas stations	$256,746	$272,635
Prepayment for acquiring land use right	1,406,400	1,060,675
Advances on purchasing equipment and construction in progress	6,509,123	6,427,974
Refundable security deposits	969,563	981,083
Others	136,260	101,695
Total	$9,278,092	$8,844,062

All land in the PRC is government owned.  However, the government grants users land use rights.  As of March 31, 2009 and December 31, 2008, the Company prepaid $1,406,400 and $1,060,675, respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not been granted to the Company. Therefore, the Company did not amortize the prepaid land use rights.

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

Note 4 – Senior Notes Payable

On December 30, 2007, the Company entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”). The Purchase Agreement was subsequently amended on January 29, 2008, pursuant to which the Company (i) agreed to issue 5.00% Guaranteed Senior Notes due 2014 (the “Senior Notes”) of approximately $20,000,000, (ii) agreed to issue to the Investor Senior Notes in aggregate principal amount of approximately $20,000,000 on or before March 3, 2008 subject to the Company meeting certain closing conditions, (iii) granted the Investor an option to purchase up to approximately $10,000,000 in principal amount of its Senior Notes and (iv) agreed to issue to the Investor seven-year warrants exercisable for up to 1,450,000 shares of the Company’s common stock (the “Warrants”) at an initial exercise price equal to $14.7304 per share, subject to certain adjustments, which adjusted to $7.3652 on January 29, 2009.  On January 29, 2008, the Company issued $20,000,000 Senior Notes and 1,450,000 warrants pursuant to the Purchase Agreement. On March 3, 2008, the Investor exercised its first option for an additional $20,000,000 of Senior Notes. On March 10, 2008, the Company issued $20,000,000 in additional Senior Notes resulting in total Senior Notes of $40,000,000.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

At the closing, the Company entered into:

•	An indenture for the 5.00% Guaranteed Senior Notes due 2014;
•	An investor rights agreement;
•	A registration rights agreement covering the shares of common stock issuable upon exercise of the warrants;
•	An information rights agreement that grants to the Investor, subject to applicable law, the right to receive certain information regarding the Company;
•
A share-pledge agreement whereby the Company granted to the Collateral Agent (on behalf of the holders of the Senior Notes) a pledge on 65% of the Company’s equity interest in Shaanxi Xilan Natural Gas Equipment Co., Ltd., a PRC corporation and wholly-owned subsidiary of the Company; and

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
March 31, 2009
(Unaudited)

Upon the occurrence of certain events defined in the indenture, the Company must offer the holders of the Senior Notes the right to require the Company to purchase the Senior Notes in an amount equal to 105% of the aggregate principal amount purchased plus accrued and unpaid interest on the Senior Notes purchased.

The indenture requires the Company to pay additional interest at the rate of 3.0% per annum of the Senior Notes if the Company has not obtained a listing of its common stock on the Nasdaq Global Market, the Nasdaq Capital Market or the New York Stock Exchange by January 29, 2009 and maintained such listing continuously thereafter as long as the Senior Notes are outstanding. As of January 29, 2009, the Company has not obtained a listing of its common stock on the market stated in the agreement. However, the Company obtained a three-month waiver from AMAX for the additional interest payment. The waiver gives the Company three more months until April 28, 2009 to achieve the uplisting status. By the end of the extended period, if the Company can’t get its stock uplisted, the Company would try to get another waiver or the Company will have to pay an additional interest at the rate of 3.0% starting January 30th, 2009.  As of the reporting date, the new waiver is still under negotiation but the Company considers the current progress rendering a new waiver is unlikely. Therefore the Company accrued the 3% additional interest in the three months ended March 31, 2009.  Pursuant to the registration rights agreement (described herein), the Company has agreed to pay additional interest at the rate of 1.0% per annum of the Senior Notes principal amount outstanding for each 90-day period in which the Company has failed to comply with the registration obligations under the registration rights agreement.

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
March 31, 2009
(Unaudited)

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

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes.  For the three months ended March 31, 2009 and 2008, the Company amortized $38,578 and $56,270 of the aforesaid issuance costs, net of capitalized interest.

In connection with the Securities Purchase Agreement, the Company agreed to issue to the Investor seven-year warrants exercisable for up to 1,450,000 shares of the Company’s common stock at an initial exercise price equal to $14.7304 per share, subject to certain adjustments. The exercise price of the Warrants is adjusted on the first anniversary of issuance and thereafter, at every six month anniversary beginning in the fiscal year 2009 if the volume weighted average price, or VWAP, (as defined therein) for the 15 trading days prior to the applicable reset date is less than the then applicable exercise price, in which case the exercise price shall be adjusted downward to the then current VWAP; provided, however, that in no event shall the exercise price be adjusted below $7.3652 per share. The exercise price was adjusted to $7.3652 on January 29, 2009. No further adjustments of the exercise price will be required (as that is the floor price).

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security.  If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000.  This amount is shown as a debt discount and is being amortized over the term of the Senior Notes.  For the three months ended March 31, 2009 and 2008, the Company amortized $170,712 and $146,663 of the aforesaid discounts, net of capitalized interest.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Note 5 – Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	544,242	$13.10	376,977
Granted	1,450,000	$14.74	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	1,994,242	$14.28	-
Granted	-	-	-
Forfeited	(160,588)	$7.20	-
Exercised	-	-	-
Outstanding, March 31, 2009 (Unaudited)	1,833,654	$8.94	-

Following is a summary of the status of warrants outstanding at March 31, 2009 (Unaudited):

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$7.36	1,450,000	5.83
$14.86	383,654	3.34
$8.94	1,833,654	5.31

Note 6 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees' salaries to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14% of the current salary expense. The total contribution for the above plan was $47,188 and $0 for the years ended March 31, 2009 and 2008, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

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

The Company has appropriated $554,732 and $365,766 as reserve for the statutory surplus reserve for the three months ended March 31, 2009 and 2008.

Note 8 – Accounting for stock-based compensation

On September 22, 2007, Mr. Qinan Ji, chairman and shareholder of the Company, transferred 50,000 of his personally-owned options to the Company’s attorney to cover certain Company legal expenses. 30% of the options vested on September 22, 2008, 30% vest on September 22, 2009, and the remaining 40% vest on September 22, 2010.  Upon termination of service to the Company, the attorney is required to return all unvested options.  These options expire June 1, 2012.

The Company used the Black-Sholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.  $14,842 of compensation expense was recorded during the three months ended March 31, 2009.

As of March 31, 2009, approximately $117,717 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 1.50 years.

Note 9 – Earnings per Share

Earnings per share for the periods ended March 31, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

The following demonstrates the calculation for earnings per share for the three months ended March 31, 2009 and 2008:

	For the three months ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Basic earning per share

Net income	$4,201,623	$2,808,571

Weighted shares outstanding-Basic	14,600,152	14,600,152

Earnings per share-Basic	$0.29	$0.19

Diluted earning per share

Net income	$4,201,623	$2,808,571

Weighted shares outstanding-Basic	14,600,152	14,600,152
Effect of diluted securities-Warrants	-	66,890
Weighted shares outstanding-Diluted	14,600,152	14,667,042

Earnings per share –Diluted	$0.29	$0.19

At March 31, 2009 and March 31, 2008, the Company had outstanding warrants of 1,833,654 and 1,994,242, respectively.  For the three months ended March 31, 2009, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three months ended March 31, 2008, the average stock price was greater than the exercise prices of the 160,588 warrants which resulted in additional weighted average common stock equivalents of 66,890; 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 10 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:

	For the three months ended March 31,
	2009 (Unaudited)	2008 (Unaudited)
Numbers of natural gas vendors	3	3
Percentage of total natural gas purchases	80.41%	64.18%

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

As of March 31, 2009 and December 31, 2008, the Company has $95,303 and $206,811 payable due to its major suppliers.

The Company maintains long-term natural gas minimum purchase agreements with one of its vendors as of March 31, 2009.  There are no minimum purchase requirements by the Company.  Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past three years.

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

Note 11 – Commitments and Contingencies

(a)  Lease Commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to FAS 13, “Accounting for leases.” The Company entered into series of long-term lease agreements with outside parties to lease land use right to the self-built Natural Gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayment for most lease agreements.  The Company also entered into two office leases in Xian, PRC and New York, NY.  The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2009	$910,308
Year ending December 31, 2010	1,208,556
Year ending December 31, 2011	1,204,212
Year ending December 31, 2012	1,131,931
Year ending December 31, 2013	1,052,520
Thereafter	6,936,959
Total	$12,444,486

For the three months ended March 31, 2009 and 2008, the land use right and office lease expenses were $392,081 and $ 63,247, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

(b) Property and Equipment

In January 2008, the Company entered into a contract with Chemtex International Inc. to purchase equipment supply for LNG plant and LNG storage tank located in Jingbian County, Shannxi Province China, in the total amount of $13,700,000. On May 16, 2008, JBLNG entered into an agreement with Hebei Tongchan Import and Export Co. Ltd. (Hebei) and agreed that Hebei will act as the trade agency for JBLNG. On June 16, 2008, the Company entered into an equipment supply contract with Chemtex Internaitonal Inc. to supply imported equipment for a LNG plant and a storage tank to be built by Jingbian Xilan LNG Co. Ltd. As of March 31, 2009, the Company advanced $6,299,500 to the trade agency and the future commitment for equipment is $7,400,500.

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

(d) Legal Proceedings

A former member of the board of directors filed a lawsuit against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement.  After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint.  The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company.  The current board of directors has complied with the court's decision by tendering an options agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal.  Regardless of the outcome of the appeal, the Company believes that any liability it would incur will not have a materially adverse effect on its financial condition or its results of operations, and, accordingly, this matter has not been reflected on the Company's consolidated financial statements.

Note 12 – Subsequent Events

(a) Reverse Split

On January 15, 2009, the board of directors adopted resolutions by written consent to effect a 1 for 2 reverse split for the Company’s common stock to potentially enable the Company to list on the NASDAQ stock market. On January 30 2009, pursuant section 228 of Delaware General Corporation Law, the majority shareholders of the Company adopted resolutions by written consent and waiving all notice of and holding of any stockholder meeting to act upon such resolutions, to effect a 1 for 2 reverse split of the common stock to potentially enable the Company to list on the NASDAQ stock market. The Company has filed a Def14C information statement with SEC on March 26, 2009 and completed the mailing to stockholders the information statement on April 8, 2009.  Subsequently on April 21, 2009, the Company filed with the State of Delaware the Certificate of Amendment of its Certificate of Incorporation, and the effective date for the Amendment is April 28, 2009.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

(b) Adoption of Stock Option Plan

On March 11, 2009, the board of directors approved by written consent the Company’s stock option plan for its employees, directors and consultants. Pursuant to the plan, the total stock option pool will equal to 10% of the Company’s total shares outstanding as of March 11, 2009. Among the option pool approved, 4% shall be awarded in 2009 and another 4% shall be awarded in 2010, and 2% reserved for future awards. For the 2009 stock option award, the CEO and CFO will be granted total options of 1% and 0.5% of the common shares outstanding respectively, 50% as Non-qualified Stock Options (NSO) and 50% as Incentive Stock Awards (ISA), for a vesting period of four years.  As Richard Wu has resigned as CFO, the Company granted to his successor, Veronica Chen, options to purchase 150,000 shares of the Company’s common stock, representing approximately 0.5% of the Company’s outstanding shares as of March 11, 2009, with the same terms and conditions as specified in the stock options plan.  10,000 option shares per year will be granted to each non-executive board member and 12,000 option shares per year granted to Audit Committee Chairman. Other senior management and employees will be granted total options of 2.11% of our common shares. The strike price for the options is $2.45 per share. It is the mutual understanding of the board and the optionee that the 2009 stock option plan shall be effective April 1, 2009.

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

On December 6, 2005, we issued an aggregate of 4 million shares to all of the registered shareholders of Xi’an Xilan Natural Gas Co., Ltd., and entered into exclusive arrangements with Xi’an Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder’s approval. On December 19, 2005, we changed our name to China Natural Gas, Inc.

On February 21, 2006, we formed Xilan Natural Gas Equipment Ltd., (“Xilan Equipment”) as a wholly owned foreign enterprise (WOFE). We then, through Xilan Equipment, entered into exclusive arrangements with Xi’an Xilan Natural Gas Co., Ltd. and these shareholders that give us the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder’s approval. We memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of Xi’an Xilan Natural Gas as variable interest entity pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

We transport, distribute and sell natural gas to commercial, industrial and residential customers in the Xi’an area, including Lantian County and the districts of Lintong and Baqiao, in the Shaanxi Province of The Peoples' Republic of China ("China" or the "PRC") through our natural gas pipeline networks. We own approximately 120 km high pressure pipelines in Xi’an, Shaanxi Province. During the first quarter of 2009, the pipeline’s average daily throughput capacity is 35,085 cubic meters, comparing to approximately 29,096 cubic meters in the same quarter during 2008. As of March 31, 2009, we own and operate 23 CNG (Compressed Natural Gas) fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. During the first quarter of 2009, we had sold compressed natural gas of 37,889,840 cubic meters through our fueling stations, compared to 30,832,918 cubic meters for the same quarter in 2008.

In 2008, China consumed 72 billion cubic meters of natural gas, compared with 24.5 billion in year 2000, representing an average annual increase of 14.4%. Source:http://www.in-en.com/gas/html/gas-1009100965297290.html). According to the Chinese government’s 11th Five-Year Plan (2006-2010) natural gas consumption is expected to increase by 2.5% to 5.3% of total energy consumption in China. Based on the government’s energy policy and the increase in natural gas consumption in China, the demand for natural gas in China will continue to grow and we expect our sales will experience corresponding growth.

We operate four primary business lines:

•
Distribution and sale of compressed natural gas (CNG) through Company-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles. The company totally owned 35 stations as of March 31, 2009;

•
Installation, distribution and sale of piped natural gas to residential, commercial and industrial customers through Company-owned pipelines. The Company distributes and sells natural gas to approximately 98,754 homes and businesses as of March 31, 2009;

•
Distribution and sale of gasoline through Company-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles. The Company totally owned 5 gasoline selling stations by March 31, 2009), and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our Auto Conversion Division.

We buy all of the natural gas that we sell and distribute to our customers. Currently we do not exploit any of our own natural gas. The natural gas that we buy is available in two forms: (i) piped natural gas obtained through pipelines in standard pressures; and (ii) CNG obtained through compressor stations and transported with tankers.

On October 24, 2006, Xi’an Xilan Natural Gas formed a wholly-owned subsidiary, Shaanxi Jingbian Liquified Natural Gas Co., Ltd., for the purpose of constructing a liquefied natural gas facility to be located in Jingbian, Shaanxi Province. We plan to invest approximately $40 million to construct this facility. As of March 31, 2009, the Company has invested approximately $25 million in the project.

Both CNG and LNG are natural gas compressed into canisters for convenient transportation, usually by tank trucks to locations of distribution or consumption. Typically CNG is compressed at 200kg per cubic centimeter and can be transported at normal temperatures to distances of up to 200 kilometers. LNG is compressed at up to 625 times atmospheric pressure and must be transported at sub-zero degree temperatures. The cost of compressing and processing LNG is higher than those of CNG, but LNG can be transported over longer distance and per unit transportation costs are therefore lower. The LNG plant is estimated to have LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis. We believe that adding LNG to our product offerings will expand our geographic sales footprint and improve revenues and profitability.

CONSOLIDATED RESULTS OF OPERATIONS

Comparing Three Months Ended March 31, 2009 and 2008:

The following table represents the consolidated operating results for the three month period ended March 31, 2009 and 2008:

Sales Revenues:

The following table sets forth a breakdown of our revenues for the period indicated:

	March 31, 2009	March 31, 2008	Increase in dollar amount	Increase in percentage
Natural gas from filling stations	$14,257,925	$10,759,231	$3,498,694	32.52%

Natural gas from pipelines	707,895	586,088	121,807	20.78%

Gasoline	1,174,398	1,130,750	43,648	3.86%

Installation	1,901,034	1,070,170	830,864	77.64%

Auto conversion	486,414	479,435	6,979	1.46%

Total	$18,527,666	$14,025,674	$4,501,992	32.10%

Overall: Total revenue for the three months ended March 31, 2009 increased to $18,527,666 from $14,025,674 in the same period of 2008, an increase of $4,501,992 or 32.1%. This increase was mainly due to the addition of 9 new company-owned fueling stations as well as an increase in the number of residential, commercial and industrial pipeline customers from 90,269 in the first quarter of 2008 to 98,754 in the first quarter of 2009. We sold natural gas of 40,878,864 cubic meters in the first quarter of 2009, compared to 33,562,818 cubic meters in the comparable period of 2008. For the three month period ended March 31, 2009, 87.1% of our total revenue was generated from the sale of natural gas and gasoline, and the other 12.9% was generated from our installation and conversion services.

Natural Gas From Filling Stations: Sales revenues increased by 32.5%, or $3,498,694, from $10,759,231 in the first quarter of 2008 to $14,257,925 in the first quarter of 2009, contributed 77.0% to our total revenues, which was the largest amongst our four major business lines. During the three months ended March 31, 2009, we had sold compressed natural gas of 37,889,840 cubic meters, compared to 30,832,918 cubic meters in the same period of 2008 through Company-owned fueling stations. In terms of average station sales value and volume, in the three months ended March 31, 2009, we had sold approximately $405,153 and 1,082,567 cubic meters of compressed natural gas per station, compared to approximately $413,249 and 1,185,881 cubic meters in the same period of 2008. The reason for the decline in per station sales was due to the construction of main subway lines in Xian caused some bus routes to deviate from our stations.  Unit selling price increased from $0.35 to $0.37 mainly attributable our 4 newly added stations in Henan Province since the second quarter of 2008 that driven up our average selling price as our stations in Henan has higher unit selling price compare to our stations in Shaanxi Province.

Natural Gas From Pipelines: Sales revenue increased by 20.8%, or $121,807, from $586,088 in the first quarter of 2008 to $707,895 in the first quarter of 2009, contributed approximately 3.8% to our total revenue. As of March 31, 2009, the Company had 98,754 pipeline customers, an increased of 8,485 customers comparing to that as of March 31, 2008, we had sold 2,989,024 cubic meters in total, compared to 2,729,900 cubic meters in the same period of 2008.

Gasoline: Revenue from gasoline sales increased by 3.9%, or $43,648, from $1,130,750 in the first quarter of 2008 to $1,174,398 in the first quarter of 2009, contributed 6.3% to our total revenue.

Installations: Revenue from installation services increased by 77.6%, or $830,864, from $1,070,170 in the first quarter of 2008 to $1,901,034 in the first quarter of 2009, contributed 10.3% to our total revenue. Installation services to the top four customers contributed approximately 58.1%, 16.8%, 13.9% and 8.6% to the Company's installation revenue for the three months ended March 31, 2009, respectively;

Auto conversion: Revenue from our auto conversion division increased by 1.5%, or $6,979, from $479,435 in the first quarter of 2008 to $486,414 in the first quarter of 2009, contributed 2.6% to our total revenue.

Cost of Revenue:

The following table sets forth s breakdown of our cost of revenue for the periods indicated:

	March 31, 2009	March 31, 2008	Increase in dollar amount	Increase in percentage
Natural gas from filling stations	$6,244,441	$5,756,275	$488,166	8.48%

Natural gas from pipelines	502,489	425,999	76,490	17.96%

Gasoline	1,130,057	1,068,037	62,020	5.81%

Installation	722,862	394,231	328,631	83.36%

Auto conversion	294,165	292,656	1,509	0.52%

Total	$8,894,014	$7,937,198	$956,816	12.05%

Overall: Our cost of revenue consists of the cost of natural gas and gasoline sold, installation and other costs. Cost of natural gas and gasoline sold consists of the cost for purchase from our suppliers. Cost of installation and other costs include certain expenditures for the connection of customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

During the first quarter of 2009, cost of good sold was $8,894,014, an increase of $956,816, or 12.1% over the same period in 2008 while our revenue increased by 32.1% during the same period.

Natural Gas From Filling stations: Cost of revenue increased by 8.5%, or $488,166, amounted to $6,244,441 during the three months ended March 31, 2009 as compared to $5,756,275 for the same period in 2008. The low growth rate for cost of natural gas for our filling stations was primarily due to the decrease of procurement price of coal bed methane as we obtained better term in 2009 with one of our major supplier in Henan Province that reduced our unit cost by approximately 35% in the three months ended March 31, 2009.

Natural Gas From Pipelines: Cost of natural gas sold through our pipelines increased by 18.0%, or $76,490, amounted to $502,489 during the three months ended March 31, 2009 as compared to $425,999 for the same period in 2008, which was in line with the sales growth.

Gasoline: Cost of gasoline increased by 5.8% comparing with the first quarter of 2008 from $1,068,037 to $1,130,057.

Installations: Cost of installation increased by 83.4%, or $328,631 during the three months ended March 2009, amounted to $722,862 as compared to $394,231 in the same period in 2008 as a result of the increase of pipeline customers.

Auto Conversion: Cost of auto conversion increased by 0.5%, or $1,509, to $294,165 during the three months ended March 2009, as compared to $292,656 in the same period in 2008,

Gross profit:

The following table sets forth s breakdown of our gross profit for the periods indicated:

	March 31, 2009	March 31, 2008	Increase in dollar amount	Increase in percentage
Natural gas from filling stations	$8,013,484	$5,002,956	$3,010,528	60.17%

Natural gas from pipelines	205,406	160,089	45,317	28.31%

Gasoline	44,341	62,713	(18,372)	-29.30%

Installation	1,178,172	675,939	502,233	74.30%

Auto conversion	192,249	186,779	5,470	2.93%

Total	$9,633,652	$6,088,476	$3,545,176	58.23%

The Company earned a gross profit of $9,633,652 for the three months ended March 31, 2009, an increase of $3,545,176 or 58.2%, compared to $6,088,476 for the three months ended March 31, 2008. The increase in gross profit is due to the increase in natural gas, gasoline sales and installation revenues in the first quarter of 2009, supported by effective cost of sales controls.

Gross margin:

Gross margin for natural gas sold through our filling stations increased from 46.6% in three months ended March 31, 2008 to 56.2% in three months ended March 31, 2009 due to lower coal bed methane procurement cost. Gross margin for natural gas sold through pipelines was 29.0% in the first quarter of 2009, remained flat as compared to 27.3% in the same period of 2008. Gross margin for gasoline sales decreased from 5.6% in the first quarter of 2008 to 3.8% to the first quarter of 2009 due to the decrease of gasoline retail price. Our installation and auto conversion businesses was 62.0% and 39.5% in the first quarter of 2009, respectively, remained flat compared to 63.2% and 39.0% in the same period in 2008. Due to the lower natural gas procurement cost, the total gross margin increased from 43.4% for the first quarter of 2008 to 52.0% for the first quarter of 2009.

Operating expenses:

The Company incurred operating expenses of $4,006,149 for the three months ended March 31, 2009, an increase of $1,725,210 or 75.6%, compared to $2,280,939 for the three months ended March 31, 2008. Sales and marketing costs increased 73.2% from $1,341,614 in the first quarter of 2008 to $2,324,228 in the first quarter of 2009, primarily as a result of expenses related to the acquisition of Lingbao Natural Gas, Co., as well as expenses related to nine newly added stations since the second quarter of 2008. In addition we also increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased from $939,325 in the first quarter in 2008 to $1,681,921 in the first quarter of 2009 due to our acquisition of Lingbao Natural Gas, Co and we are starting to depreciating its plant and equipments in 2009, as well as professional service fee for SOX 404 Project. The transportation cost per million cubic meters of natural gas during the first quarter of 2009 is approximately $3,035.

Income tax was $997,256 for the three months ended March 31, 2009, as compared to $687,465 for the three months ended March 31, 2008 which is in line with the sales growth.

Net Income:

Net income increased to $4,201,623 for the three months ended March 31, 2009, an increase of $1,393,052 or 49.6% from $2,808,571 for the three months ended March 31, 2008. Net margin increased from 20.0% in the first quarter of 2008 to 22.7% in the first quarter of 2009. Increase in net income as well as the improvement in net margin is attributed to our increased revenues, supported by lower natural gas procurement prices.

Liquidity and Capital Resources

As of March 31, 2009, the Company had $9,058,361 of cash and cash equivalents on hand compared to $41,254,130 of cash and cash equivalents as of March 31, 2008. The decrease was primarily attributable to debt financing in the amount of $40,000,000 incurred in the first quarter of 2008.

Cash flows provided by operating activities was $6,238,521 for the three months ended March 31, 2009 compared to net cash provided by operations of $3,502,371 in the corresponding period last year. The primary reason for the change is attributed to the increase in net income, adjusted for non-cash expenses items of $5,618,269 and change in working capital of $620,252

Cash outflows for investing activities decreased from $14,052,537 during the three months ended March 31, 2008 to $3,028,317 for the same period in 2009 primarily because of the prepayment to equipment suppliers of the LNG plant and additions to the construction in progress.

There is no cash inflow for financing activities for the three months ended March 31, 2009, compared to $37,877,491 in the corresponding period in 2008, which comes from the sale of senior notes to Abax Lotus.

The Company paid $2,979,011 for the LNG processing plant as a prepayment on equipment as well as addition to construction in progress in the first quarter of 2009.

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

Accounts Receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company allowance for uncollectible accounts is not significant.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company’s management determined that all receivables are good and there is no need for a bad debt reserve as of March 31, 2009.

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

Fair Value of Financial Instruments

FAS 107, “Disclosure About Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure of applicable financial instruments. FAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of our notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes option-pricing model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

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

Segment Report

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company considers itself to be operating within one reportable segment.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. and the adoption of SFAS 161 did not impact the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement and do not believe that it will have a significant impact on the determination or reporting of the financial results.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management is currently evaluating the disclosure requirements of this new FSP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Natural Gas Price Risk

Our major market risk exposure continues to be the pricing applicable to our purchases and value-added reselling of compressed natural gas (CNG). Our revenues and profitability depend substantially upon the applicable prices of natural gas, which in China are regulated and fixed by central and local governments and doesn’t fluctuate much at all. Such a price involatility situation is expected to continue for operations in China. We currently don’t have any hedge positions in place to reduce our exposure to changes in natural gas whole sale and retail prices.

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $40 million at March 31, 2009, all of which bears interest at fixed rates. The $40 million of fixed-rate debt is due on 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate in China local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities of which the functional currency is the China local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Cumulative Translation Adjustment in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $152,115 adjustment to decrease our equity account for the quarter ended March 31, 2009 to reflect the net impact of the fluctuating of Chinese currency against the U.S. dollar.

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

The specific material weakness and significant deficiency identified by the Company’s management as of March 31, 2009 is described as follows:

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

Remediation Initiative

We are focused on enhancing our internal controls, operational risk management and financial reporting in USGAAP. In particular, we are establishing a central team who will be responsible for monitoring and independently reviewing the transactional records at the subsidiaries to detect and rectify any potential discrepancy and to ensure the accuracy of our accounting information Up to the reporting date, the Director of Internal Control has been on board, and the recruitment for the other team members are in progress.

On May 1, 2009, Ms. Veronica Jing Chen was appointed as Chief Financial Officer of the Company. Ms. Chen has been the CFO of several companies listed on both OTCBB and NASDAQ and has extensive experience with setting up internal controls and procedures for publicly listed companies, financial management and US GAAP reporting.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 16, 2009. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

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

China Natural Gas, Inc.

May 11, 2009	By:	/s/ Qinan Ji
Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

May 11, 2009	By:	/s/ Veronica Chen
Veronica Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)