Form 10-K/A
period 2008-12-31
China Natural Gas, Inc.
filed 2009-07-20
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.2)

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
Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $175,201,824. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 10, 2009, there were 29,200,304 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

FORM 10-K/A
(Amendment No. 2)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE TO AMENDMENT NO. 2

We are filing this Amendment No. 2 on Form 10-K/A, or this Amendment, to amend certain sections in our Form 10-K for the year ended December 31, 2008, originally filed on March 16, 2009 and amended on March 23, 2009 (collectively, the "Previous Filings"). This Amendment amends Item 1. Business, Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition, Item 8. Financial Statements and Supplementary Data and Results of Operations, Item 9A. Controls and Procedures, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 13. Certain Relationships and Related Transactions and Director Independence, Item 14. Principal Accounting Fees and Services and Item 15. Exhibits, Financial Statement Schedules. This Amendment does not otherwise amend the Previous Filings. We have also corrected certain minor grammatical or typographical errors throughout this Amendment. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV.

INTRODUCTION

Except where the context otherwise requires and for purposes of this Amendment only:

•	All references to "China Natural Gas," "CHNG," "the Company," "we," "us," and "our" refer to China Natural Gas, Inc. and its variable interest entity and subsidiaries;
•	"China," "Chinese" and "PRC" refers to the People's Republic of China, excluding, for purposes of this Amendment only, Taiwan and the Special Administrative Regions of Hong Kong and Macau;
•	All references to "Renminbi" or "RMB" are to the legal currency of China, and all references to "U.S. dollars," "dollars," "$" or "US$" are to the legal currency of the United States;
•	"U.S. GAAP" refers to generally accepted accounting principles in the United States; and
•	"PRC GAAP" refers to generally accepted accounting principles in the PRC.

For purpose of this Amendment, the translation rate used for the fiscal year ended December 31, 2008 was RMB6.94 to $1.00 as compared to RMB7.59 for the fiscal year ended December 31, 2007.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are a distributor of compressed natural gas ("CNG") in China, which we primarily distribute through our Company-owned CNG fueling stations. As of December 31, 2008, we operated 23 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province. We own our CNG fueling stations while we lease the land upon which our CNG fueling stations operate. For the year ended December 31, 2008, we sold CNG of 147,666,791 cubic meters through our fueling stations, compared to 83,739,106 cubic meters for the year ended December 31, 2007. We also transport, distribute and sell piped natural gas to residential and commercial customers in the Xi’an area, including Lantian County, and the districts of Lintong and Baqiao, in Shaanxi province through a high pressure pipeline network of approximately 120 kilometers.

We operate four main business lines:

•	Distribution and sale of compressed natural gas through Company-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (35 stations as of December 31, 2008);

•
Installation, distribution and sale of piped natural gas to residential and commercial customers through Company-owned pipelines. We distributed and sold piped natural gas to approximately 96,033 residential customers as of December 31, 2008;

•
Distribution and sale of gasoline through Company-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (eight of our CNG fueling stations sold gasoline as of December 31, 2008); and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our auto conversion sites.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

On October 24, 2006, our variable interest entity, Xi’an Xilan Natural Gas Co., Ltd. ("XXNGC"), formed a wholly-owned subsidiary, Shaanxi Jingbian Liquified Natural Gas Co., Ltd. ("SJLNG"), for the purpose of constructing a liquefied natural gas ("LNG") facility to be located in Jingbian, Shaanxi province. We plan to invest approximately $45 million to construct this facility, a portion of which was funded through the sale of senior notes to Abax Lotus Ltd. ("Abax"), and the remainder of which will be funded by our cash flows from operations. The LNG plant is under construction and is expected to be completed and fully operational by the end of 2009. Once completed, the plant is expected to have a LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

We had total revenues of $67,720,659, $35,392,053 and $18,828,790 for the three years ended December 31, 2008, 2007 and 2006, respectively.  We had net income of $15,190,368, $9,116,070 and $5,451,095 for the three years ended December 31, 2008, 2007 and 2006, respectively.

Our Corporate History and Structure

We were incorporated in the state of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. On May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International, Inc. ("Coventure").

On December 6, 2005, Coventure issued an aggregate of 4 million shares to all of the registered shareholders of XXNGC, and entered into exclusive arrangements with XXNGC and these shareholders that give us the ability to substantially influence XXNGC's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. On December 19, 2005, we changed our name to China Natural Gas, Inc.

On February 22, 2006, we formed Xilan Natural Gas Equipment Co., Ltd., ("Xilan Equipment") as a wholly foreign owned enterprise (“WFOE”). We then, through Xilan Equipment, entered into exclusive arrangements with XXNGC and these shareholders that give us the ability to substantially influence XXNGC's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, we consolidate the financial results of XXNGC as a variable interest entity pursuant to FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities."

On October 24, 2006, XXNGC formed a wholly-owned subsidiary, SJLNG, a limited liability company organized under the laws of the PRC to administer the production and sales of LNG.

On December 1, 2006, XXNGC formed a wholly-owned subsidiary, Xi'an Xilan Auto Body Shop Co., Ltd. ("XXABC"), which converts gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles.

On July 3, 2008, XXNGC formed a wholly owned subsidiary, Henan Xilan Natural Gas Co., Ltd. ("HXNGC"), for the purpose of improving the efficiency of our natural gas fueling station operations, pipeline construction, engineering design, construction and technical advisory work services in Henan province. HXNGC also operates our CNG fueling stations in Henan province.

On October 2, 2008, XXNGC acquired a 100% equity interest in Lingbao Yuxi Natural Gas Co., Ltd. ("LBNGC"), which possesses the right to operate CNG fueling stations and pipelines in the city of Lingbao, from the shareholders of LBNGC, Zhihe Zhang, who held a 90% ownership interest in Henan, and Lingjun Hu, who held a 10% ownership interest in Henan.

The following diagram illustrates our corporate and share ownership structure:

Our Variable Interest Entity Agreements

The following is a summary of the agreements we have with our variable interest entity, XXNGC:

Consulting Service Agreement, dated August 17, 2007. Under this agreement entered into between Xilan Equipment and XXNGC, Xilan Equipment provides XXNGC exclusive consulting services with respect to XXNGC's general business operation, human resources and research and development. In return, XXNGC pays a quarterly service fee to Xilan Equipment, which is equal to XXNGC’s revenue for such quarter. The term of this agreement is indefinite unless Xilan Equipment notifies XXNGC of its intention to terminate this agreement. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

Operating Agreement, dated August 17, 2007. Under this agreement entered into between Xilan Equipment, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, Xilan Equipment agrees to act as a guarantor for XXNGC in the contracts, agreements or transactions in connection with XXNGC’s operation between XXNGC and any other third party, to provide full guarantee for the performance of such contracts. XXNGC agrees, as a counter-guarantee, to pledge all of its assets, including accounts receivable to Xilan Equipment. The XXNGC shareholders party to this operating agreement agree to, among other things, appoint as XXNGC's director, individuals recommended by XXNGC and appoint Xilan Equipment's senior officers as XXNGC's general manager, chief financial officer and other senior officers. The term of this agreement is indefinite unless Xilan Equipment notifies XXNGC of its intention to terminate this agreement with 30 days prior notice. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

Equity Pledge Agreement, dated August 17, 2007. Under this agreement entered into between Xilan Equipment, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, to secure the payment obligations of XXNGC under the Consulting Service Agreement described above, the XXNGC shareholders party to this equity pledge agreement have pledged to Xilan Equipment their entire equity ownership interests in XXNGC. Upon the occurrence of certain events of default specified in this agreement, Xilan Equipment may exercise its rights and foreclose on the pledged equity interest. Under this agreement, the pledgors may not transfer the pledged equity interest without Xilan Equipment's prior written consent. This agreement will also be binding upon successors of the pledgor and transferees of the pledged equity interest. The term of the pledge is two years after the obligations under the Consulting Service Agreement have been fulfilled. This agreement is retroactive to March 8, 2006.

Option Agreement, dated August 17, 2007. Under this option agreement entered into between Xilan Equipment, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders party to this option agreement irrevocably granted to Xilan Equipment, or any third party designated by Xilan Equipment, the right to acquire, in whole or in part, the respective equity interests in XXNGC of these XXNGC shareholders. The option agreement can be terminated by Xilan Equipment by notifying XXNGC of its intention to terminate this agreement with 30 days prior notice. The option agreement is retroactive to March 8, 2006.

Addendum to the Option Agreement, dated August 8, 2008. Under this addendum to the option agreement entered into between Xilan Equipment, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders (the "Transferors") irrevocably granted to Xilan Equipment an option to purchase the XXNGC shareholders' additional equity share in XXNGC (the "Additional Equity Interest") in connection with an increase in XXNGC's registered capital since the execution of the option agreement at $1.00 or the lowest price permissible under the applicable laws at the time that Xilan Equipment exercises the option to purchase the Additional Equity Interest. The option agreement can be terminated by Xilan Equipment by notifying XXNGC of its intention to terminate this agreement with 30 days prior notice. This addendum is retroactive to June 30, 2008.

Proxy Agreement dated August 17, 2007. Under this agreement entered into between Xilan Equipment, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders irrevocably granted to Xilan Equipment the right to exercise their shareholder voting rights, including attendance at and voting of their shares at shareholders meetings in accordance with the applicable laws and XXNGC’s articles of associations. This agreement is retroactive to March 8, 2006.

Our Products, Services and Customers

CNG and Gasoline Fueling Stations

As of December 31, 2008, we operated 23 CNG fueling stations in the Shaanxi province and 12 CNG fueling stations in Henan province. Through these Company-owned fueling stations, CNG is sold to taxis, buses and private cars that operate with CNG technology. During the year ended December 31, 2008, we purchased natural gas at an average cost of RMB1.11/cubic meter and sold each cubic meter for RMB2.34 net of value added taxes in Shannxi province and we purchased natural gas at an average cost of RMB1.31/cubic meter and sold each cubic meter for RMB2.83 net of value added taxes in Henan province.

We continue to expand our CNG fueling station base by constructing new stations as well as acquiring existing stations. We can obtain approvals and construct a CNG fueling station in Shaanxi province in approximately 60 days for a cost of approximately US$1,300,000 to US$1,500,000. We are evaluating additional sites for CNG fueling stations in Shaanxi, Henan and in other regions.

We also own three natural gas compressor stations. Two are located in Xi’an: Hongqing station, acquired in July 2005, near our pipeline; and Changsheng station, acquired in September 2008. The third station is located in Xianyang city and was acquired in January 2008. A compressor station compresses natural gas and allows trucks to transport CNG to fueling stations. We currently have a daily processing capacity of 250,000 cubic meters of CNG.

We began to distribute and sell gasoline during the fourth quarter of 2007 in an effort to support our sales of CNG by attracting more natural gas/gasoline hybrid car owners through providing a one-stop refueling option for such customers. Our gasoline facilities were either installed by us at our existing CNG stations or acquired through our acquisition of CNG fueling stations that have both CNG and gasoline fueling capability. As of December 31, 2008, we distributed and sold gasoline at eight of our Company-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles in Xi'an. During the year ended December 31, 2008, we purchased gasoline at an average cost of RMB3.95/liter and sold each liter at an average price of RMB4.65 net of value added taxes in Xi'an.

Our Pipeline Distribution System

We own and operate a high pressure pipeline network of approximately 120 kilometers in the Xi’an area. The network connects to a high pressure government pipeline network operated by Shaanxi Natural Gas Company, which supplies natural gas directly from a gas field in the northern region of the province. Our high pressure pipeline then feeds into city-gate "let-down" stations at Hongqing and Lantian County, where the pressure is reduced and natural gas is transported through a network of low-pressure distribution pipes to supply our residential and commercial customers in Lantian County and the Lintong and Baqiao Districts. The supply also feeds our compressor stations at Hongqing and Xianyan where CNG is collected by tankers to supply our CNG fueling stations.

Each of our pipeline customers is physically connected to our pipeline network through Company-installed and maintained piping and natural gas usage gauges. We generate revenues both from the sale of natural gas to these customers and the installation and maintenance of this equipment.

We believe we are currently the sole authorized provider of natural gas to residential customers in our service areas and the only privately owned company in Shaanxi province to own and operate this type of high pressure pipeline.

Our Automobile Conversion Sites

We began our automobile conversion business during the second quarter of 2007. Our automobile conversion sites convert gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles. As of December 31, 2008, we had four auto conversion sites, all in the Xi'an area.

Our CNG Market

As of December 31, 2008, we estimate that there were approximately 14,285 vehicles using CNG in the Xi’an area of which 3,639 were buses and 10,646 were taxis. Each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 40 cubic meters of CNG per day (Source: Xi’an Clean Fuel Vehicles Commission 2007 and PRC Ministry of Science and Technology). The PRC government estimates in its Eleventh Five Year Plan (2006-2010) that current total demand for CNG as a vehicular fuel in the Xi’an area will reach approximately 1,070,000 cubic meters per day by 2010. Compared to gasoline and diesel, we believe natural gas as vehicular fuel is cheaper, cleaner and safer. The PRC government’s Clean Energy Policy encourages the use of CNG as a vehicular fuel.

We estimate that the average CNG station in Xi’an pumped approximately 11,000 cubic meters of CNG per day in 2008. As of December 31, 2008, there were 71 CNG fueling stations in Xi’an and we estimate that approximately 781,000 cubic meters of CNG was pumped per day during 2008, a figure below estimated total demand. As a result, we believe that there is unmet demand for CNG as vehicular fuel in the Xi’an area.

As of December 31, 2008, there were approximately 7,500 vehicles using CNG in Henan province, of which 3,000 were buses and 4,500 were taxis. (Source: Zhengzhou Vehicle Administration Bureau). We estimate each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 40 cubic meters of CNG per day.

We estimate that the average CNG station in Henan pumped approximately 11,000 cubic meters of CNG per day in 2008. As of December 31, 2008, there were 40 CNG fueling stations in Henan and we estimate that approximately 440,000 cubic meters of CNG was pumped per day during 2008, a figure below estimated total demand. As a result, we believe that there is unmet demand for CNG as vehicular fuel in the Xi’an area.

While there are many competitors in the distribution and sale of CNG in China, we believe we are well positioned in the market through our cooperation with local natural gas suppliers and our experience in Shaanxi and Henan.

Our Pipeline Network Customers

As of December 31, 2008, we had 96,033 customers, including residential and commercial customers. We continue to expand our customer base in Xi’an's newly developed business and residential areas including Xihan and Chanliu. Our commercial customers, including the Xiwei Aluminum Company and the Hungtian Company, use natural gas as a raw material for their production process. We are not dependent upon any single customer or group of customers for a material portion of our natural gas sales or revenues.

Our pipeline customers purchase natural gas by prepaid cards that can be inserted into the connection equipment to initiate gas flow.

We entered into agreements with the Xi’an International Port Administrative Committee (the “Port Committee”) and the town of Tangyu, China, in April 2008 and October 2008, respectively, to provide natural gas to local residents and businesses. The international port project is estimated to involve the development of approximately 13.5 square miles of business district and the investment of up to $30 million over the next several years, based on the Port Committee’s planning schedule. The Tangyu project involves supplying natural gas to potentially 50,000 residential and commercial users at a tourist site undergoing development and expansion. Our agreement with the Port Committee is currently being challenged by the Xi'an Municipal Administration Commission for violating an exclusive agreement between the municipal government and Qin Hua Gas Company, one of our major competitors in our pipeline natural gas business. We disagree with the Xi'an Municipal Administration Commission's assessment and are currently in negotiations with it to resolve its assessment.

Our Liquefied Natural Gas (“LNG”) Project

In September 2007, we began the construction of an LNG processing and distribution plant in Jingbian, Shaanxi province (the "LNG Project"). We estimate that the LNG Project will cost approximately $45 million (RMB309 million), a portion of which was funded by funds raised through the sale of senior notes to Abax, and the remainder of which will be funded by our cash flows from operations. We believe we have obtained all the required permits and approvals to build the LNG plant and expect to commence production and sale of LNG by the end of 2009.

During 2008, we made significant progress towards completing the LNG Project and spent approximately $20 million in constructing our LNG facility, acquiring technology licenses, prepaying for equipment purchases and acquiring land use rights. We believe that adding LNG to our product offerings will expand our geographic sales footprint and improve our revenues and profitability as well diversify our revenue and profit structure. The facility construction work is expected to be completed in October 2009, and processing equipment installation and testing is expected to be completed in December 2009.

Both CNG and LNG are natural gas compressed into canisters for convenient transportation, usually by tank trucks, to locations of distribution or consumption. Typically, CNG is compressed at 200 kilograms per cubic centimeter and LNG is compressed at up to 625 times atmospheric pressure per normal cubic meter and must be transported at sub-zero temperatures. The cost of compressing and processing LNG is higher than CNG, but LNG can be transported in larger volumes and over longer distances per tanker and the per unit transportation costs are therefore lower than CNG.

We believe we are well positioned in the LNG business because the NDRC has stopped approving LNG projects based on onshore gas fields that involve the processing of domestic natural gas supplies since August 2007.

Suppliers

We purchase our natural gas mainly from four vendors, namely, Shaanxi Natural Gas Co. Ltd., Petrochina Chang Qing Oil Field Branch, Jiyuan City Yuhai Gas Co., Ltd. and Jincheng City Mingshi Coal Bed Methane Utilization Co., Ltd. Our supply contract with our largest supplier, Shaanxi Natural Gas Co. Ltd., is renewed on an annual basis. We have supply agreements with Petrochina Chang Qing Oil Field Branch, Jiyuan City Yuhai Gas Co., Ltd. and Jincheng City Mingshi Coal Bed Methane Utilization Co., Ltd. with no minimum purchase requirements. The price of natural gas is strictly controlled by the government and has remained steady over the past three years.  We do not expect the price to change materially in 2009.

On October 19, 2006, we received a letter from PetroChina Company Limited pursuant to which PetroChina agreed in principle to supply up to 150 million cubic meters of natural gas annually to our LNG Project subsidiary subject to the negotiation of a final agreement once our LNG plant is near completion.

We do not expect any difficulty in continuing to renew our supply contracts during the next 12 months.

PRC Natural Gas Industry Overview

We believe China's rapidly expanding economy is stretching the limits of its energy resources. The country is the world’s second largest energy consumer after the United States, with an annual energy consumption growth rate as high as 12.0% between 2002 and 2007. (Source: BP Statistical Review of World Energy June 2009). During the same period, natural gas consumption grew at 18.2% annually. (Source: BP Statistical Review of World Energy June 2009). Natural gas currently accounts for only 3.3% of the PRC's total energy usage, compared to the world average 23.8% in 2007. (Source: BP Statistical Review of World Energy June 2009).

According to China’s Ministry of Science & Technology and the World Petroleum Council China Committee’s 2009 report, for the next 20 years, China’s energy consumption elasticity index will remain at 0.45-0.50, with coal at 0.30, petroleum at 0.50, natural gas at 1.4-1.5 and non-renewable electricity at 0.50-0.60. China's natural gas represents the fastest-growing energy source. (Source: Academy of Macroeconmic Research, NDRC: www.energy.amr.gov.cn). With the operation of China’s West-East Natural Gas Pipeline project, NDRC's Research Centre for Energy Economy and Development Strategy estimated that China’s natural gas consumption will reach a volume of 100-120 billion cubic meters in 2010, representing an expected CAGR of 15%-17% growth since 2000.

China’s Eleventh Five-Year Plan (2006-2010) has made the development of natural gas engines for heavy-load trucks a national key development project, indicating the Chinese central government’s decision to rely on natural gas as a major alternate fuel source for high-consumption vehicles.

In order to meet the demand for natural gas, the PRC government has encouraged private companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas. On February 24, 2005, China’s State Council issued an opinion encouraging and supporting private sector businesses to participate in industries that were previously controlled by state-owned enterprises. Those industries open to private sectors include oil and natural gas distribution.  The February 24, 2005 opinion provided a legal framework for private urban natural gas distribution.

Sources of Energy

The PRC has traditionally relied heavily on coal and crude oil as its primary energy sources. According to the China Statistical Yearbook, in 2006, coal, crude oil, hydro-electricity and natural gas accounted for 69.4%, 20.4%, 7.2% and 3.0%, respectively, of the PRC's total energy consumption. During the PRC government’s Eleventh Five Year Plan (2006-2010), the percentage of coal, crude oil and hydro-electricity is planned to decline to 66.1%, 20.5% and 6.8%, respectively, while that of natural gas is planned to increase to 5.1%. Traditionally, a large portion of natural gas is consumed as raw material for production of fertilizer. A little over 10% of natural gas is consumed as fuel. (Source: The Institute of Energy Economics of Japan).

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

China's Natural Gas Reserves and Gas Pipeline Infrastructure

Recognizing the serious problems caused by the heavy reliance on coal usage, the PRC government has aggressively moved to reduce coal usage by substituting coal with other, more environmentally friendly forms of fuel, such as natural gas. The PRC is relatively rich in natural gas reserves, with major gas fields located inland, in the western and north-centrals parts of China such as Xinjiang, Sichuan, and Shaanxi provinces, as well as Inner Mongolia. (Source: International Energy Agency).  According to China’s Ministry of Science & Technology and World Petroleum Council China Committee’s 2009 report, by the end of 2007, natural gas reserves in China are estimated to be 4.7 trillion cubic meters with 3.1 trillion cubic meters explorable. According to forecast by the PRC Industry of Science of Technology, from 2009 to 2020, China’s natural gas reserve will increase another 3.0 trillion cubic meters with cumulative reserves exceeding 6.0 trillion cubic meters (Source: official website of PRC Ministry of Science & Technology: www.most.gov.cn).

Because China's largest reserves of natural gas are located in western and north-central China, in 2002, the Chinese government initiated the construction of a 4,000 kilometer long high pressure pipeline project in order to transport natural gas from Xinjiang and Shaanxi in the northwestern parts of China to Beijing, Shanghai, and other cities in the southern and eastern regions of China which are economically stronger and thus account for more energy consumption. The pipeline network, which runs across nine provinces in China, commenced operations in December 2004 and has significantly optimized the energy infrastructure of China.

Demand for Natural Gas

In 2007, natural gas consumption in the PRC accounts for about 3.3% of its total energy consumption. (Source: BP Statistical Review of World Energy June 2009) and China became one the world’s top 10 countries in terms of natural gas consumption. (Source: International Energy Agency). It is anticipated that China will become the top natural gas consuming country in the Asia-Pacific region, overtaking Japan by 2015. (Source: International Energy Agency) which we believe is driven by environmental pressures, improvements in social infrastructure fueled by economic growth, and a stable energy supply.

According to China’s National Natural Gas Overall Plan by the State Council, the number of cities pipelined with natural gas is expected to increase from 140 in 2005 to 270 in 2010 and by the middle of the 21st century, 70% of all cities in China will be pipelined. Annual natural gas output will increase from 70 billion cubic meters to 120 billion – 150 billion cubic meters by 2020. According to the Energy Information Administration ("EIA")’s forecast, worldwide natural gas consumption is expected to increase by 51.9% from 104 trillion cubic feet in 2005 to 158 trillion cubic feet in 2030 and natural gas is expected to replace oil wherever possible.

Competition

The three largest state owned energy companies, CNPC (China National Petroleum Corporation) Group, SINOPEC (China Petroleum and Chemical Corporation Group), and CNOOC (China National Offshore Oil Corporation Group) largely dominate the upstream supply of energy and are significant competitors in the exploration and transportation of oil and natural gas in China. They build most of the country's high-pressure pipeline infrastructure. Natural gas is distributed to smaller regional firms that redistribute the gas to end users, either through lower pressure pipeline networks, or via tankers in the form of liquid natural gas and CNG.

As of December 31, 2008, there were approximately 71 CNG fueling stations in Xi’an City, among which 15 were state owned enterprises and the remaining 35 stations were privately owned by other CNG fueling station operators, with the majority of these being single station operators. We believe that we effectively compete with the stations based upon our scale, network, stable source of gas supply, compressing capabilities and brand awareness.

With respect to our pipeline gas services in Xi’an, we believe we and our competitors each serve a city area designated by the local government on an exclusive basis; therefore, there is no direct competition in our pipeline gas services to the extent of the designated areas. Other pipeline gas service providers in the city of Xi’an include Qin Hua Natural Gas Limited.

With respect to our LNG business, our major competitor is expected to be Xinjiang Guanghui LNG Development Limited, which is located in China’s Xinjiang Uighur Autonomous Region and has an annual capacity of approximately 300 million cubic meters. Both our and our competitor’s major target market for the LNG business is southern China’s economically-developed Guangdong province and its surrounding regions. However, the distance to the target market from our LNG facility is only one third of our major competitor, thus giving us a significant cost advantage in transportation.

Intellectual Property

We have applied for a service mark on the “Xilan” name, which is used in connection with all our products and services. XXNGC is currently preparing to apply for the “CNG” trademark. XXNGC has also applied for the registration of its corporate name as a trademark under Application No. 5055703. This application has been published for opposition. If there are no successful oppositions once this opposition period expires on September 7, 2009, our corporate name will be registered as a trademark.

Research and Development

We have not had and do not anticipate having any material research and development expenses. The funding for all research and development expenses is expected to come from operating cash flows.

Governmental and Environmental Regulation

To date, we have complied with, or are in the process of renewing, all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•
Xi’an Natural Gas Operations License, authorized by the Shaanxi Municipal Management Committee, effective from January 2, 2004 to January 2, 2009. As we are in the process of renewing such license and expect to receive the renewed license by the end of July 2009, we do not expect the lapse of such license to have a material impact on our business.

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

•	Business license to operate Xilan Equipment effective from February 22, 2006 to February 21, 2021.

•	Business license to operate Xi’an Xilan Natural Gas Co., Ltd. effective as of January 8, 2000.

•	Business license to operate Xi’an Xilan Auto Body Shop Co., Ltd. effective as of December 1, 2006.

•	Business license to operate Shaanxi Jingbian Liquified Natural Gas Co. Ltd. effective from October 24, 2006 to October 23, 2036.
•	Business license to operate Henan Xilan Natural Gas Co. Ltd. effective from July 3, 2008 to June 25, 2018.

•	Business license to operate Lingbao Yuxi Natural Gas Co., Ltd. effective from June 13, 2008 to June 12, 2012.

Fuel service station standards are subject to regulation by the Ministry of Construction, the General Administration of Quality Supervision and the Bureau of Inspection and Quarantine of the People's Republic of China. Upon satisfactory inspection of service stations, certificates will be issued.

Various standards must be met for fueling stations, including the handling and storage of CNG, tanker handling and compressor operation. The Local Ministry of Construction and the Gas Field Operation Department of the Municipal Administration Committee regulate these standards. The Municipal Development and Reform Commission, which issues certificates for the handling of dangerous chemical agents, carries out inspections.

Standards for the design and construction of fueling stations must conform to GB50156-2202 and technology standard BJJ84-2000.

Employees

As of December 31, 2008, we had 1,048 employees, including, 170 in management, 15 in sales, and 863 in finance, accounting, and operations. We have not experienced any industrial actions and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

Available Information

Our website is http://www.naturalgaschina.com/.  We provide free access to various reports that we file with, or furnish to, the U.S. Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports.  Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this prospectus, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

Risks Related to Our Business and the PRC Natural Gas Industry

We may be adversely affected by the slowdown of China’s economy caused in part by the recent global crisis in the financial services and credit markets.

We rely on demand for natural gas in China for our revenue growth, which is substantially affected by the growth of the industrial base, increase in residential and vehicle consumption and the overall economic growth of China. The growth of China’s economy experienced a slowdown in late 2007. We believe a number of factors contributed to this slowdown, including appreciation of the Renminbi against the U.S. dollar and the Euro, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the PRC government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation. The slowdown was further exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in extreme volatility and dislocation of the global capital markets.

It is uncertain how long the global crisis in the financial services and credit markets will continue and the impact this will have on the global economy in general and the economy of China in particular. We are currently unable to estimate the impact the slowing of the PRC economy will have on our business as the impact of the decline in international trade is being offset in part through domestic stimulus spending, expanded bank lending, increases in the speed of regulatory approvals of new construction projects and other economic policies. We do not believe we have experienced reduced demand for natural gas to date. If the economic downturn continues, our business may be negatively affected by any decrease in demand for our natural gas products and services. Reduction in demand for natural gas would have a material and adverse effect on our financial condition and results of operations. In particular, if customers of taxis come to rely more on mass transit rather than taxis, a decline in demand for taxis may result in a decline of CNG as a vehicle fuel which would adversely affect our revenue and ability to sustain and grow our operations.

We have benefited from the natural gas procurement and sale prices set by government authorities.

Natural gas sales accounted for 82.3%, 79.9% and 72.8% of our revenue for the three years ended December 31, 2008, 2007 and 2006, respectively. However, the prices at which we purchase our natural gas supplies and sell our natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission (“NDRC”), and the local state price bureaus who have the discretion to set natural gas prices within the boundaries set by the PRC central government. Our results of operations for the periods reviewed have benefited from the natural gas procurement and sale prices set by government authorities. There is no assurance that the government authorities will continue to set natural gas procurement and sale prices at levels that will allow us to improve or even maintain our margins. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our margins in cases where we are unable to pass on the increased costs to our customers. In addition, higher natural gas prices may adversely impact the adoption of CNG and LNG and have a material and adverse effect on our financial condition and results of operations.

Our competitors and potential competitors may be larger than us and have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them.

We expect to face intense competition in the natural gas industry, including in both the CNG and LNG industries. Our current, and potential, competitors include companies that are part of much larger companies, including state-owned enterprises. These companies are likely to have greater resources than we do, including longer operating history, larger customer base, stronger customer relationships, greater brand or name recognition and greater financial, technical, marketing, relationship and other resources and may be able to use these greater resources to enter into the CNG and LNG industries and gain substantial market share. Competition could result in price reductions, fewer purchases, reduced gross margins and loss of market share. If we are unable to remain competitive, we may not be able to establish our LNG business, expand our CNG business into new provinces or even maintain our current share of the CNG market in China.

Prices of natural gas in the PRC are subject to government regulation and can be subject to significant fluctuations.

Although regulated by the PRC central government, natural gas prices in China can be subject to significant fluctuations. Natural gas prices may be increased by the government for policy or other reasons including in response to changing national or international market forces, such as changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, level of consumer demand, economic conditions, price of foreign natural gas imports, and domestic and foreign governmental regulations and political conditions. The volatility of natural gas prices could adversely impact the adoption of CNG vehicle fuel and our business.

Natural gas operations entail inherent safety and environmental risks that may result in substantial liability to us.

Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures, human error and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions, property damage, injury and death. For example, a competitor of ours in Xi'an providing natural gas to residences recently experienced an accident resulting in significant property damage, injury and death. CNG fuel tanks, if damaged or improperly maintained, may rupture and the contents of the tank may rapidly decompress and result in death or injury. Also, operation of LNG pumps requires special training and protective equipment because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, causing loss of life, injury and property damage. Improper loading of LNG vehicles can result in venting of methane gas, leading to explosions.

Inherent in our natural gas pipeline business are a variety of hazards and operational risks, such as leaks, ruptures and mechanical problems. The location of pipelines near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damage resulting from these risks, including the loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. The risks associated with out natural gas businesses may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.

We are dependent on a limited number of suppliers of natural gas, which may affect our ability to supply natural gas to our customers.

With the exception of certain compressed and liquid natural gas supplies, we obtain our supplies of natural gas primarily from four suppliers. The ability to deliver our product is dependent on a sufficient supply of natural gas and if we are unable to obtain a sufficient natural gas supply, we may be prevented from making deliveries to our customers. While we have supply contracts, we do not control our suppliers, nor are we able to control the amount of time and effort suppliers put forth on our behalf. It is possible that our suppliers will not perform as expected and that they may breach or terminate their agreements with us. Our supply contract with our largest supplier Petrochina Chang Qing Oil Field Branch. It is possible that, after a review of our supply contract, they will choose to provide services to a competitor. Any failure to obtain supplies of natural gas could prevent us from delivering our product to our customers and could have a material adverse affect on our business and financial condition.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

Our business depends in part on environmental regulations and programs in China that promote the use of cleaner burning fuels, including natural gas, for vehicles. In particular, China’s 11th Five-Year Plan (2006-2010) has made the development of natural gas engines for heavy-load trucks a national key development project. In order to meet the demand for natural gas, the PRC government has encouraged private companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas. On February 24, 2005, China’s State Council issued an opinion encouraging and supporting private sector businesses to become involved in industries that were previously controlled by state-owned enterprises, including oil and natural gas distribution. In 2007, China's State Development and Reform Commission officially included CNG/gasoline hybrid vehicles in the country's "encouraged development" category. In addition, local governments, including those in Chongqing, Hangzhou, Nanjing, Lanzhou and Dongguan have enacted policies providing subsidies to taxis and buses which covert their gasoline vehicles to CNG/gasoline hybrid vehicles. Any delay, repeal or modification of these regulations or programs that encourage the use of natural gas for vehicles could have a detrimental effect on the PRC natural gas industry, which, in turn, could slow our growth and materially adversely affect our business.

The infrastructure to support coal, gasoline and diesel consumption is vastly more developed than the infrastructure for natural gas vehicle and industrial fuels.

Coal, gasoline and diesel fueling stations and service infrastructure are widely available in China. For natural gas vehicle and industrial fuels to achieve more widespread use in China, they will require a promotional and educational effort and the development and supply of more natural gas vehicles and fueling stations. This will require significant continued effort by us as well as the government, and we may face resistance from oil companies, coal companies and gasoline station operators. Also, a prolonged economic recession and continued disruption in the capital markets may make it difficult or impossible to obtain financing to expand the natural gas vehicle and industrial fuel infrastructure and impair our ability to grow our business. There is no assurance natural gas will ever achieve the level of acceptance as a vehicle and industrial fuel necessary for us to expand our business significantly.

The expansion of our business into LNG may not be as successful as our CNG business, or at all.

Although a similar business to CNG, our expansion into the LNG business entails different technology and requires us to expand into new markets where permitting, environmental issues, lack of materials and lack of human resources, among other factors, could complicate our ability to operate our LNG processing facility and successfully compete in the LNG segment. In contrast to CNG, the compression and production costs of LNG are higher than CNG due to LNG's more complicated and technical process and we may be unable to complete and operate our LNG expansion successfully due to the advanced technology involved in its production and sale. In addition, the construction of the LNG processing facility could also create increased financial exposure through start-up delays, the need for unforeseen repairs and failure to ramp up to full capacity. If the new plant has higher than expected operating costs or is not able to produce the expected amounts of LNG, we may be forced to sell LNG at a price below processing costs and we may lose money. While we have received a letter from PetroChina Company Limited pursuant to which PetroChina agreed in principle to supply up to 150 million cubic meters of natural gas annually to our LNG Project subsidiary subject to the negotiation of a final agreement once our LNG plant is near completion, we have not entered into a final agreement. Additionally, if the quality of LNG produced at the facility does not meet customer specifications, we may be unable to compete with other LNG producers, which would harm our business. As our target market for our LNG expansion is outside Shaanxi and Henan, there is no assurance that we will be able to establish a strong customer base in our LNG target markets and we currently have not entered into any contracts with customers for the supply of LNG. While we currently also benefit from the NDRC's decision in August 2007 to cease approval of LNG projects based on onshore gas fields that involve the processing of domestic natural gas supplies, there is no assurance that the NDRC will continue such a moratorium and should the NDRC resume such approvals, any expansion of our LNG business may be adversely affected.

We are in the process of constructing only one LNG plant and any prolonged disruption of the construction or operation of the LNG plant may adversely affect our business development plans.

We are in the process of constructing only one LNG production facility. If, for any reason, the LNG production facility should fail to be completed in a timely fashion or does not operate according to expectation, it may become difficult for us to obtain substitute LNG to sell and distribute without interruption and near our current or target markets at competitive prices. We do not have any performance guarantees, insurance or indemnification from our contractors, sub-contractors or technology licensors in connection with the construction of our LNG production facility, and we may be required to make additional investments to complete the project. In addition, if our LNG production facility or our natural gas suppliers are damaged by severe weather, earthquake or other natural disaster, or otherwise experiences prolonged downtime, our LNG production will be restricted. If we are unable to supply enough of our own LNG or purchase it from third parties to meet customer demand, our ability to expand our business into LNG sales may be impeded and may hinder our growth and our business may be adversely affected.

We failed to comply with PRC law in our recent contribution of capital to SJLNG and will be subject to possible fines, penalties and administrative action until the capital contribution is registered in compliance with PRC law.

In August 2008, the board of directors of XXNGC passed a resolution to increase the registered capital of SJLNG to RMB118,305,000 through the form of intangible asset contributions. In September 2008, SJLNG obtained its updated business license reflecting the increased registered capital. Pursuant to XXNGC's board resolution, China Natural Gas, Inc. transferred its right to use the two licenses it obtained relating to the design of our LNG facility directly to SJLNG as SJLNG's registered capital. However, China Natural Gas, Inc. is not a shareholder of SJLNG and is therefore not permitted under PRC law to contribute capital to SJLNG. In addition, PRC law does not allow the contribution of capital in the form of an intangible asset, such as these two licenses, where the assets are not owned by the contributor. We are restructuring the capital contribution as a cash contribution and revising our LNG licenses so that the licensee is SJLNG and believe this capital contribution and license structure will comply with PRC law. However, until we have completed this process, the relevant regulatory authorities may impose fines or penalties, or require us to cease the operations of SJLNG, until such time as these defects are remedied. Any such fines, penalties or stop in operations could have a material and adverse effect on our LNG business in terms of our future growth, financial condition and results of operations.

We rely on suppliers of LNG technology.

Due to the advanced technology involved in the production, loading and transport of LNG, we have relied on suppliers of LNG technology for the construction of our LNG plant, and we anticipate we will rely on such suppliers for technology and know-how in connection with the operation and maintenance of our LNG plant. There are a limited number of suppliers of LNG technology and we may be unable to obtain alternate suppliers at acceptable prices, in a timely manner or at all. If we should lose the assistance of our LNG technology licensors for any reason, we may be unable to complete or operate our planned LNG plant, which could have a material and adverse effect on our future growth, financial condition and results of operations.

If there are advances in other alternative vehicle and industrial fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicle and industrial fuels may decline and our business may suffer.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG or LNG have the potential to slow adoption of natural gas vehicles and industrial facilities. In addition, advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost-effective option and make vehicle customers less likely to convert their vehicles to natural gas. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. In addition, hydrogen and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow the growth of or conversion to natural gas vehicles or industrial facilities or which otherwise reduce demand for natural gas as a vehicle or industrial fuel will have an adverse effect on our business.

We may need to raise capital to fund our operations and our failure to obtain funding when needed may force us to delay, reduce or eliminate our business development plans.

We may require additional cash resources in order to carry out our business development plans, including constructing and acquiring CNG and LNG fueling and compression stations. If the cost of any such construction or acquisition that our management deems appropriate is higher than our cash resources, we will need to seek additional cash resources, and may seek to sell additional equity or debt securities or borrow under credit facilities. The sale or issuance of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. If we are unable to raise additional capital on terms favorable to us or at all, we may have to delay, scale back, or discontinue our planned facility construction or acquisitions, or obtain funds by entering into agreements on terms not favorable to us.  We may also not be able to secure or repay debt incurred to fund facility construction or acquisition, especially if the construction or acquisition does not result in the benefits we anticipated. As a result, our future growth, financial condition and results of operations may be materially and adversely affected.

We have limited insurance coverage and may incur losses due to business interruptions resulting from natural and man-made disasters, and our insurance may not be adequate to cover liabilities resulting from accidents or injuries that may occur.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited commercial insurance products. We carry auto insurance on our vehicles and maintain workers compensation insurance for our fueling station workers. We do not carry any product liability insurance or property insurance on our office buildings, fueling stations, other industrial sites or other property. We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property. We have determined that balancing the risks of disruption or liability from our business, or the loss or damage to our property, including our facilities and equipment, the cost of insuring for these risks on the one hand, and the difficulties associated with acquiring such insurance on commercially reasonable terms on the other hand, makes it impractical for us to have such insurance.

Should any natural catastrophes such as earthquakes, floods, or any acts of terrorism occur in Shaanxi or Henan provinces, where our primary operations are located and most of our employees are based, or elsewhere, we might suffer not only significant property damage, but also loss of revenues due to interruptions in our business operations. In addition, the provision of our services depends on the continuing operation of our natural gas pipelines and fueling stations, which are also vulnerable to damage or interruption from natural catastrophes such as earthquakes and acts of terrorism.

The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Qinan Ji, our chairman and chief executive officer, has played an important role in the growth and development of our business since its inception, and a loss of his services in the future could severely disrupt our business and negatively affect investor confidence in us, which may also cause the market price of our common stock to go down.

Qinan Ji, our chairman and chief executive officer, has played an important role in the growth and development of our business since its inception. To date, we have relied heavily on Mr. Ji’s expertise in, and familiarity with, our business operations, his relationships within the natural gas industry, including with our suppliers, and his reputation and experience. In addition, Mr. Ji continues to be primarily responsible for formulating our overall business strategies and spearheading the growth of our operations. If Mr. Ji were unable or unwilling to continue in his present positions, we may not be able to easily replace him and may incur additional expenses to identify and train his successor. In addition, if Mr. Ji were to join a competitor or form a competing business, it could severely disrupt our business and negatively affect our financial condition and results of operations. Although Mr. Ji is subject to certain non-competition restrictions during and after termination of his employment with us, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC law. Moreover, even if the departure of Mr. Ji from our company would not have any actual impact on our operations and the growth of our business, it could create the perception among investors or the marketplace that his departure could severely damage our business and operations and could negatively affect investor confidence in us, which may cause the market price of our common stock to go down. We do not maintain key man insurance for Mr. Ji.

Failure to attract and retain qualified personnel and experienced senior management could disrupt our operations and adversely affect our business and competitiveness.

Our continuing success is dependent, to a large extent, on our ability to attract and retain qualified personnel, including well-trained technicians for the operation and maintenance of our compressing stations, fueling stations, pipeline and delivery trucks and experienced senior management. Due to the intense market competition for highly skilled workers and experienced senior management and our geographical location, we have faced difficulties locating experienced and skilled personnel in certain areas, such as engineers, station and truck operators, administration, marketing, product development, sales, finance and accounting. We cannot assure you that we will be able to attract or retain the key personnel that we will need to achieve our business objectives and if one or more of our key personnel are unable or unwilling to continue to work for us, we may not be able to replace them within a reasonable period of time or at all.  Our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses in recruiting and training additional personnel. Although our employees and senior management members are subject to certain non-competition restrictions during and after termination of their employment, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC law. If any of our key personnel joins a competitor or forms a competing business, our business may be severely disrupted. We have no key man insurance with respect to our key personnel that would provide insurance coverage payable to us for loss of their employment due to death or otherwise.

The expansion of our business into new provinces may not be as successful as in Shaanxi and Henan provinces, or at all.

We plan to expand our business into additional provinces throughout China. However, our experience in operating CNG fueling stations in Shaanxi and Henan may not be applicable in other parts of China. We cannot assure you that we will be able to leverage such experience to expand into other parts of China. When we enter new markets, we may face intense competition from natural gas operators with established experience or presence in the geographical areas in which we plan to expand and from other natural gas operators with similar expansion targets. In addition, expansion or acquisition may require a significant amount of capital investment, divert the resources and time of our management and, if we fail to integrate the new businesses effectively, affect our operating efficiency. Demand for natural gas and government regulation may also be different in other provinces. The distribution of natural gas and operations of fueling stations are highly regulated industries requiring registration for the issuance of licenses required by various governing authorities in China. Additionally, various standards must be met for fueling stations, including handling and storage of natural gas, tanker handling and compressor operation. While we have benefited from quicker permitting and licensing processes and stable access to the supply of natural gas in Shaanxi, there is no assurance that we will have similar success in other provinces. Our failure to manage any of our planned expansion or acquisitions may have a material adverse effect on our business, financial condition and results of operations and we may not have the same degree of success in other provinces that we have had so far to date, or at all

Growth in our CNG business may depend on the increased adoption of CNG technology by buses and private cars and/or the expansion of taxi fleets.

Our revenue from CNG comes primarily from the sale of CNG as a fuel for vehicles and we expect this trend will continue. As many of the taxis in our core CNG markets have adopted CNG technology, growth in our CNG business may depend on the increased adoption of CNG technology by buses and private cars. If buses and private cars do not increasingly adopt CNG technology, growth in our CNG business may be adversely affected.

To expand our business, we must develop new customers. Whether we will be able to expand our customer base will depend on a number of factors, including the level of acceptance and availability of natural gas vehicles, the level of acceptance of natural gas as a vehicular and industrial fuel, the growth in our target markets of natural gas infrastructure that supports CNG and LNG sales and our ability to supply CNG and LNG at competitive prices. The recent and rapid decline in oil, diesel and gasoline prices may result in decreased interest in alternative fuels like CNG and LNG. If our potential customers are unable to access credit to purchase natural gas vehicles it may make it difficult or impossible for them to invest in natural gas vehicles and the conversion of industrial facilities to natural gas, which would impair our ability to grow our business.

If the prices of CNG do not remain sufficiently below the prices of gasoline and diesel, potential fleet customers will have less incentive to purchase natural gas vehicles or convert their fleets to natural gas, which would decrease demand for CNG and limit our growth, including our expansion into LNG .

Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because converting a vehicle to use natural gas adds to its base cost. If the prices of CNG do not remain sufficiently below the prices of gasoline or diesel, fleet operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles.  Recent and extreme volatility in oil and gasoline prices demonstrate that it is difficult to predict future transportation fuel costs. The decline in the price of oil, diesel fuel and gasoline has reduced the economic advantages that our existing or potential customers may realize by using less expensive CNG fuel as an alternative to gasoline or diesel. The reduced prices for gasoline and diesel fuel and continuing uncertainty about fuel prices, combined with higher costs for natural gas vehicles, may cause potential customers to delay or reject converting their fleets to run on natural gas which may limit our growth and cause our business to suffer.

Our acquisition and investment in other lines of business may be unsuccessful.

We intend to selectively pursue strategic acquisition and investment opportunities which complement or enhance our current businesses with new product lines or customers at the appropriate time. However, we may encounter strong competition during the acquisition or investment process and we may fail to select or value targets appropriately, which may result in our experiencing difficulty in completing such acquisitions or investments at reasonable cost or at all. Even if an acquisition or investment is successful, we may have to allocate additional capital and human resources to implement the integration of the new line of business. There is no assurance that such integration will be completed within a reasonable period of time or at all or that it will generate the expected economic benefits.

If we are unable to adequately protect our intellectual property, our business could be harmed.

We protect our intellectual property through a combination of trademark laws, confidentiality procedures and contractual provisions, when appropriate. Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. Enforcement of intellectual property rights can lead to costly litigation and counterclaims. There is a risk that the outcome of such potential litigation will not be in our favor. Such litigation may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business.

We cannot assure you that our intellectual property does not or will not infringe upon trademarks, valid copyrights or other intellectual property rights held by third parties. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses, and may be forced to divert management and other resources from our business operations, to defend against these third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question.

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our natural gas business through Xi'an Xilan Natural Gas Co., Ltd. by means of contractual arrangements which may not be as effective as direct ownership or may be deemed in violation of PRC restrictions on foreign investment in our industry.

The government of the PRC restricts foreign investment in natural gas businesses in China. Accordingly, we operate our business in China through our variable interest entity, XXNGC.  XXNGC holds the licenses, approvals and assets necessary to operate our natural gas business in China. We have no equity ownership interest in XXNGC and rely on contractual arrangements with XXNGC and its shareholders that allow us to substantially control and operate XXNGC. These contractual arrangements may not be as effective in providing control over XXNGC as direct ownership would be. For example, XXNGC could fail to take actions required for our business despite its contractual obligation to do so. If XXNGC fails to perform under its agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the PRC, which may not be effective. In addition, we cannot assure you that XXNGC’s shareholders would always act in our best interests.

Although we believe we comply with current regulations of the PRC, we cannot assure you that the PRC government would agree that our structure or operating arrangements comply with the PRC’s licensing, registration or other regulatory requirements with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. In addition, the equity pledge in the Equity Pledge Agreement between Xilan Equipment and XXNGC and XXNGC's shareholders has not been registered and may be deemed to be unenforceable under PRC law.

Other than the proxy agreement between Xilan Equipment and XXNGC and XXNGC's chairman and shareholders, which does not contain a choice of law or jurisdictional clause, our contractual arrangements with XXNGC are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If XXNGC or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot be sure would be effective. However, the legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

Our contractual arrangements with XXNGC may be subject to scrutiny by the Chinese tax authorities and create a potential double layer of taxation for our revenue-generating services conducted by XXNGC.

We could face material and adverse tax consequences if the Chinese tax authorities determine that our contractual arrangements with XXNGC were not priced at arm’s length for purposes of determining tax liability. If the Chinese tax authorities determine that these contracts were not entered into on an arm’s-length basis, they may adjust our income and expenses for Chinese tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for Chinese tax purposes, of deductions recorded by XXNGC, which could adversely affect us by increasing the tax liabilities of XXNGC. This increased tax liability could further result in late payment fees and other penalties to XXNGC for underpaid taxes. Any payments we make under these arrangements or adjustments in payments under these arrangements that we may decide to make in the future will be subject to the same risk. Prices for such services will be set prospectively and therefore we do not currently have a basis to believe that any of the payments to be made under the contracts will or will not be considered arm’s length for purposes of determining tax liability.

The shareholders of XXNGC may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The shareholders of XXNGC are also beneficial holders of our common shares. They are also directors of both XXNGC and our company. Conflicts of interests between their dual roles as shareholders and directors of both XXNGC and our Company may arise. We cannot assure you that when conflicts of interest arise, any or all of these individuals will act in the best interests of our company or that conflicts of interests will be resolved in our favor. In addition, these individuals may breach or cause XXNGC to breach or refuse to renew the existing contractual arrangements that allow us to receive economic benefits from XXNGC. Currently, we do not have existing arrangements to address potential conflicts of interest between these individuals and our company. We rely on these individuals to abide by the laws of Delaware, which provides that directors owe a fiduciary duty to the Company, which requires them to act in good faith and in the best interests of the Company and not to use their positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of XXNGC, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Certain shares in XXNGC, our variable interest entity, may be subject to adverse claims.

Six individuals have previously claimed to own 1,200,000 shares of XXNGC's common stock, our main operating company and variable interest entity. They have claimed that they acquired these shares from other shareholders of XXNGC. Based on XXNGC's registered capital of RMB69,000,000 when it became a joint stock limited company in 2004, we believe the 1,200,000 shares represented 1.74% of XXNGC's outstanding common stock at the time the six individuals claim to have acquired the 1,200,000 shares of XXNGC. While we and XXNGC dispute their claim of ownership over the 1,200,000 shares, there is no assurance that XXNGC will prevail if these six individuals pursued their claim in legal proceedings. If these six individuals are found to have ownership over these shares, XXNGC's shareholding structure may change and our revenues from our contractual arrangements with XXNGC may be reduced.

We may lose the ability to use and enjoy assets held by XXNGC that are important to the operation of our business if XXNGC goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

As part of our contractual arrangements with XXNGC, XXNGC holds certain of the assets that are important to the operation of our natural gas business. If XXNGC were to file for bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our natural gas operations, which could materially and adversely affect our business, financial condition and results of operations. If XXNGC undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our natural gas business, which could materially and adversely affect our business, financial condition and results of operations.

The transfer of state-owned assets in China is subject to approval by authorities in charge of state-owned assets administration and supervision and any failure by us or prior owners of our projects to comply with PRC laws and regulations in respect of the transfer of state-owned assets may result in the imposition of fines or forfeiture of our projects.

As part of our business development, we have historically and may continue to acquire assets which were previously state-owned. In particular, XXNGC, our main operating company and variable interest entity, was previously a state-owned enterprise. XXNGC was acquired in 2004 by Xi'an Sunway Technology Industry Co., Ltd. ("Sunway"), a company in which our chairman and CEO, Mr. Ji, is a shareholder, and privatized. Mr. Ji, subsequently acquired XXNGC in October 2005. The acquisition of XXNGC by Sunway was approved by the Xi'an Municipal Administration Committee. However, the transfer price Sunway paid to acquire XXNGC was not evaluated by licensed appraisers. Under PRC law, the transfer of state-owned assets is subject to strict procedures and approvals, including the requirement that the transfer price be evaluated by licensed appraisers. If a previous transferor of state-owned assets failed to comply with relevant PRC law, the transfer of the state-owned assets may be reversed by the government or fines may be levied. In such circumstances, we will have a legal right to recover our investment in the assets, but we may not be able to recover from the relevant parties, which could result in a loss of revenues and a significant increase in operating costs. In addition, because XXNGC is our main operating company, any reversal of the transfer of XXNGC would have material adverse effect on our business, financial condition and result of operations.

Acquisition of state-owned assets involves a public bidding process and failure to win the bids for our state-owned target companies or equity interests therein may limit our future growth and the control of our existing projects.

Under PRC law, we are required to bid for the acquisition of state-owned assets that we wish to acquire. We typically negotiate the terms of the sale with the state-owned seller prior to the bidding process. However, we may not be successful in the bid and may fail to obtain the project as a result. To the extent we seek in the future to acquire state-owned assets, we will need to follow this process, and may not be successful in obtaining the target business.

We may be required to vacate some of the land upon which our CNG fueling stations operate.

We entered into long term lease agreements with third parties to lease certain land upon which our CNG fueling stations operate. Some of the entities from which we leased the land may not possess valid title to their properties. In addition, we have leased land from individual villagers or villager committees and applicable PRC law may be interpreted as prohibiting such land to be used for non-agricultural purposes or from being leased to parties other than local residents or their collective economic organizations. If there are disputes over the legal title to any of these leased properties or if the relevant authorities determine that our use of such properties violate PRC law and our leases are deemed to be invalid under PRC law, we may be required to vacate such sites and our business, financial condition and results of operations may be adversely affected.

We may be subject to fines in connection with the construction of our CNG fueling stations due to failure to comply with proper procedural requirements.

According to relevant PRC laws and regulations in Shaanxi and Henan provinces, contracts exceeding certain specified amounts relating to the construction of natural gas stations, such as construction contracts and equipment purchase agreements, must be obtained through bidding. We, however, did not comply with such bidding procedures in connection with the construction of any of our CNG fueling stations. While we believe this is accepted local practice, it is not in compliance with national and local legal requirements, and as a result, we may be subject to administrative fines and other penalties as a result of our failure to comply with these requirements.

Our business operations are subject to extensive government regulation.

Our business activities are extensively regulated by policies and other laws and regulations enacted by the PRC government. Natural gas operations require approvals, licenses or permits from the relevant central and local government authorities, some of which may take longer to obtain than others. In addition, from time to time, the relevant government authorities may impose new regulations on these activities. The success of our strategy to increase our natural gas business is contingent upon, among other things, receipt of all required licenses, permits and authorizations, including, but not limited to, construction, safety and environmental permits. While we believe we have, or are in the process of obtaining, all the required licenses, permits and authorizations material to our business, there is no assurance that changes or concessions required by our regulatory authorities could also involve significant costs and delay or prevent the completion of our growth or could result in the loss of an existing license, permit or authorization, any of which could have a material adverse effect on our financial condition and results of operations. Furthermore, to the extent we have failed to obtain any licenses, permits and authorizations, the relevant government authorities may subject us to fines, penalties or require us to cease operations.

Because we may rely on dividends and other distributions on equity paid by our current and future Chinese subsidiaries for our cash requirements, restrictions under Chinese law on their ability to make such payments could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

We have adopted a holding company structure, and our holding companies may rely on dividends and other distributions on equity paid by our current and future Chinese subsidiaries for their cash requirements, including the funds necessary to service any debt we may incur or financing we may need for operations other than through our Chinese subsidiaries. Chinese legal restrictions permit payments of dividends by our Chinese subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC GAAP. Our Chinese subsidiaries are also required under Chinese laws and regulations to allocate at least 10% of their after-tax profits determined in accordance with PRC GAAP to statutory reserves until such reserves reach 50% of the company’s registered capital. Allocations to these statutory reserves and funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our Chinese subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Our failure to fully comply with PRC labor laws exposes us to potential liability.

Companies operating in China must comply with a variety of labor laws, including certain pension, housing and other welfare-oriented payment obligations. While we intend to make such payments beginning in July 2009, our failure to make previous payments may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for failure to comply. In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the social insurance payment obligations as well as paying administrative fines.

Risks Related to the People’s Republic of China

Adverse changes in PRC economic and political policies could have a material adverse effect on the overall economic growth of China, which could reduce the demand for natural gas and materially and adversely affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many aspects, including:

•	the level of government involvement;
•	the level of development;
•	the growth rate;
•	the level and control of capital investment;
•	the control of foreign exchange; and
•	the allocation of resources.

While the Chinese economy has grown significantly in the past two decades, the growth has been uneven geographically, among various sectors of the economy and during different periods. We cannot assure you that the Chinese economy will continue to grow or to do so at the pace that has prevailed in recent years, or that if there is growth, such growth will be steady and uniform. In addition, if there is a slowdown, such slowdown could have a negative effect on our business. Any measures taken by the PRC government, even if they benefit the overall Chinese economy in the long-term, may have a negative effect on us. For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments. Although the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over Chinese economic growth through allocating resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for natural gas and consequently have a material adverse effect on our businesses.

The PRC legal system embodies uncertainties that could limit the legal protections available to you and us.

Unlike common law systems, the PRC legal system is based on written statutes and decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiaries are subject to laws and regulations applicable to foreign investment in China. Our PRC affiliated entities are subject to laws and regulations governing the formation and conduct of domestic PRC companies. Relevant PRC laws, regulations and legal requirements may change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than under more developed legal systems. Such uncertainties, including the inability to enforce our contracts and intellectual property rights, could materially and adversely affect our business and operations. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with respect to the natural gas sector, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors.

The PRC currency is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.

The PRC currency, the “Renminbi” or “RMB,” is not a freely convertible currency. We rely on the PRC government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies that are required for current account transactions can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government. This substantial regulation by the PRC government of foreign currency exchange may restrict our business operations and a change in any of these government policies could negatively impact our operations, which could result in a loss of profits.

In order for our PRC subsidiaries to pay dividends to us, a conversion of Renminbi into U.S. dollars is required. Under current PRC law, the conversion of Renminbi into foreign currency for capital account transactions generally requires approval from SAFE and, in some cases, other government agencies. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs and to pay dividends to our shareholders. Although, our subsidiaries’ classification as wholly foreign-owned enterprises, or WFOEs, under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Because substantially all of our revenues and expenditures are denominated in Renminbi and the net proceeds from our capital raising were denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and Renminbi affect the relative purchasing power of these proceeds and our balance sheet and earnings per share in U.S. dollars. In addition, we report our financial results in U.S. dollars, and appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.5% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium- to long-term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burden and restrict our overseas and cross-border investment activity. If our shareholders and beneficial owners who are PRC residents fail to make any required applications and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

The PRC State Administration of Foreign Exchange, or SAFE, has promulgated several regulations, including Circular No. 75 issued in November 2005 and implementation rules issued in May 2007, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents. These regulations apply to our shareholders and beneficial owners who are PRC residents.

The SAFE regulations require registration of direct or indirect investments made by PRC residents in offshore companies. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

We have requested our shareholders and beneficial owners who are PRC residents to make the necessary applications and filings as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. We believe our PRC resident shareholders, including Mr. Ji, our chairman and chief executive officer, have already completed the registration process. However, as a result of the recent enactment of the regulations, lack of implementing rules and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. There is a risk that not all of our shareholders and beneficial owners who are PRC residents will in the future comply with our request to make or obtain any applicable registration or approvals required by these regulations or other related legislation. The failure or inability of our PRC resident shareholders and beneficial owners to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

We are a holding company, and all of our assets are located in the PRC. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the PRC would enforce:

•	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or
•
In original actions brought in the PRC, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the PRC also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our variable interest entity, XXNGC, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

The new Antimonopoly Law ("AML") may subject our future acquisitions to increased scrutiny, which could affect our ability to consummate acquisitions on terms favorable to us or at all.

On August 8, 2006, six PRC government authorities, including the PRC Ministry of Commerce, the State Administration for Industry and Commerce, and the China Securities Regulatory Commission, promulgated a rule entitled “Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors”, or the New M&A Rule, which became effective on September 8, 2006. The New M&A Rule, among other things, requires that certain acquisitions of Chinese domestic enterprises by foreign investors be subject to anti-trust scrutiny by the Ministry of Commerce and the State Administration for Industry and Commerce. The AML was adopted by the Standing Committee of the National People’s Congress on August 30, 2007 and became effective on August 1, 2008. The AML was enacted in part to guard against and cease monopolistic activities, and to safeguard and promote orderly market competition. In accordance with the AML, monopolistic acts shall include monopolistic agreements among business operators, abuse of dominant market positions by business operators and concentration of business operators that eliminates or restricts competition or might be eliminating or restricting competition. On August 3, 2008, the State Council promulgated the Regulations on the Thresholds for Reporting of Concentration of Business Operators, or the Reporting Threshold Regulations, which provide specific thresholds for reporting of concentration of business operators. Under the AML and the Reporting Threshold Regulations, the parties to an acquisition must report to the Ministry of Commerce in advance if in the preceding accounting year the turnover in the aggregate achieved by all the parties to the transaction exceeds RMB10.0 billion worldwide or RMB2.0 billion within China, and the turnover achieved by at least two of them respectively exceeds RMB400.0 million within China. However, the Ministry of Commerce has the right to initiate investigation of a transaction not reaching the above-mentioned reporting thresholds if the Ministry of Commerce has evidence that the transaction has or may have the effect of excluding or restricting competition. The anti-trust scrutiny procedures and requirements set forth in the AML and the Reporting Threshold Regulations grant the government extensive authority of evaluation and control over the terms of acquisitions in China by foreign investors, and their implementation involves significant uncertainties and risks. To the extent our future acquisitions meet the threshold requirements set forth in the AML and the Reporting Threshold Regulations, or are deemed by the Ministry of Commerce to meet the thresholds, we will be subject to anti-monopoly review. The consummation of our future acquisitions could therefore be much more time-consuming and complex, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or prevent the consummation of such acquisitions, and prevent us from attaining our business objectives.

We may be deemed a PRC "resident enterprise" under the EIT Law and be subject to PRC taxation on our worldwide income.

The EIT Law also provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate as to their worldwide income. Under the implementation regulations to the EIT Law issued by the State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. It remains unclear how the PRC tax authorities will interpret this term. A substantial number of our management personnel are located in the PRC, and all of our revenues arise from our operations in China. However, we do recognize some interest income and other gains from our financing activities outside China. If the PRC tax authorities determine that we are a PRC resident enterprise, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the new EIT Law also provides that, if a resident enterprise already invests in another resident enterprise, the dividends received by the investing resident enterprise from the invested resident enterprise are exempt from income tax, subject to certain qualifications. Therefore, if we are classified as a resident enterprise, the dividends received from our PRC subsidiaries and investee company may be exempt from income tax. However, due to the short history of the EIT Law, it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiaries and investee company to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

Dividends we receive from our operating subsidiaries located in the PRC may be subject to PRC withholding tax.

The EIT Law provides that a withholding income tax rate of 20% will be applicable to dividends payable to foreign investors that are “non-resident enterprises” to the extent such dividends have their source within China unless the jurisdiction of such foreign investor has a tax treaty with China that provides a different withholding arrangement. The implementing regulations to the EIT Law subsequently reduced this withholding income tax rate from 20% to 10%.

We are a Delaware company and substantially all of our income may be derived from dividends we receive from our operating subsidiaries located in the PRC. Thus, dividends paid to us by our subsidiaries in China may be subject to the 10% withholding income tax if we are considered as a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law to pay income tax for any dividends we receive from our subsidiaries, it will materially and adversely affect the amount of dividends, if any, we may pay to our shareholders.

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit our ability to use the proceeds of this offering to make additional capital contributions or loans to our PRC operating businesses.

Any capital contributions or loans that we, as an offshore company, make to our PRC operating businesses, including from the proceeds of this offering, are subject to PRC regulations. For example, any of our loans to our PRC operating businesses cannot exceed the difference between the total amount of investment our PRC operating businesses are approved to make under relevant PRC laws and their respective registered capital, and must be registered with the local branch of the State Administration of Foreign Exchange as a procedural matter. In addition, our capital contributions to our PRC operating businesses must be approved by the National Development and Reform Commission and the Ministry of Commerce or their local counterpart and registered with the State Administration for Industry and Commerce or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contributions or provide loans to our PRC operating businesses or to fund their operations may be negatively affected, which could adversely affect their liquidity and their ability to fund their working capital and expansion projects and meet their obligations and commitments. Furthermore, the State Administration of Foreign Exchange promulgated a new circular in August 2008 with respect to the administration of conversion of foreign exchange capital contribution of foreign invested enterprises into RMB. Pursuant to this new circular, RMB converted from foreign exchange capital contribution can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investment or acquisition unless otherwise allowed by PRC laws or regulations. As a result, we may not be able to increase the capital contribution of our operating subsidiaries or equity investee and subsequently convert such capital contribution into RMB for equity investment or acquisition in China.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of natural gas businesses and companies, including limitations on our ability to own key assets.

The PRC government regulates the natural gas industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the natural gas industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the natural gas industry include the following:

•	we only have contractual control over XXNGC. We do not own it due to the restriction of foreign investment in Chinese businesses; and
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

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that its approval was required in connection with this offering, we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. We believe, based on the opinion of our PRC legal counsel, Shaanxi Jiarui Law Firm, that while the CSRC generally has jurisdiction over overseas listings of SPVs like us, CSRC’s approval is not required for our overseas listing and any future offerings given the fact that our current corporate structure was established before the new regulation became effective. However, there remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that its approval was required for our overseas listing and any future offerings, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the injection of proceeds from an offering into our PRC subsidiaries, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

We may be subject to fines and legal sanctions imposed by SAFE or other Chinese government authorities if we or our Chinese employees fail to comply with Chinese regulations relating to employee share options granted by offshore listed companies to Chinese citizens.

On March 28, 2007, SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. Under the Share Option Rule, Chinese citizens who are granted share options by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures, including applications for foreign exchange purchase quotas and opening special bank accounts. We and our Chinese employees who have been granted share options are subject to the Share Option Rule. If we or our Chinese employees fail to comply with these regulations, we or our Chinese employees may be subject to fines and legal sanctions imposed by SAFE or other Chinese government authorities and we may be prevented from further granting options under our share incentive plans to our employees. Such events could adversely affect our business operations.

Recent changes in the PRC labor law restrict our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our labor costs.

In June 2007, the National People’s Congress of the PRC enacted the Labor Contract Law, which became effective on January 1, 2008. To clarify certain details in connection with the implementation of the Labor Contract Law, the State Council promulgated the Implementing Rules for the Labor Contract Law, or the Implementing Rules, on September 18, 2008 which came into effect immediately. The Labor Contract Law provides various rules regarding employment contracts that will likely have a substantial impact on employment practices in China. The Labor Contract Law imposes severe penalties on employers that fail to timely enter into employment contracts with employees. The employer is required to pay a double salary to the employee if it does not enter into a written contract with the employee within one month of the employment, and a non-fixed-term contract is assumed if a written contract is not executed after one year of the employment. Additionally, the Labor Contract Law sets a limit of two fixed-term contracts regardless of the length of each term, after which the contract must be renewed on a non-fixed-term basis should the parties agree to a further renewal unless otherwise required by the respective employee. This requirement curtails the common practice of continuously renewing short-term employment contracts. The Implementing Rules appear to further tighten this rule by suggesting that an employee has the right to demand a non-fixed-term contract upon the completion of the second fixed term regardless of whether the employer agrees to a contract renewal. A non-fixed-term contract does not have a termination date and it is generally difficult to terminate such a contract because termination must be based on limited statutory grounds. The employer can no longer supplement such statutory grounds through an agreement with the employee. In addition, the Labor Contract Law requires the payment of statutory severance upon the termination of an employment contract in most circumstances, including the expiration of a fixed-term employment contract.

Under the Labor Contract Law, employers can only impose a post-termination non-competition provision on employees who have access to their confidential information for a maximum period of two years. If an employer intends to maintain the enforceability of a post-termination non-competition provision, the employer has to pay the employee compensation on a monthly basis post-termination of the employment. Under the Labor Contract Law, a “mass layoff” is defined as termination of more than 20 employees or more than 10% of the workforce. The Labor Contract Law expands the circumstances under which a mass layoff can be conducted, such as when the company undertakes a restructuring pursuant to the PRC Enterprise Bankruptcy Law, suffers serious difficulties in business operations, changes its line of business, performs significant technology improvements, changes operating methods, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract impractical. The employer must follow specific procedures in conducting a mass layoff. There is little guidance on what penalties an employer will suffer if it fails to follow the procedural requirements in conducting the mass layoff. Finally, the Labor Contract Law requires that the employer discuss the company’s internal rules and regulations that directly affect the employees’ material interests (such as employees’ salary, work hours, leave, benefits, and training, etc.) with all employees or employee representative assemblies and consult with the trade union or employee representatives on such matters before making a final decision.

All of our employees based exclusively within the PRC are covered by the new laws. As there has been little guidance and precedents as to how the Labor Contract Law and its Implementing Rules will be enforced by the relevant PRC authorities, there remains uncertainty as to their potential impact on our business and results of operations. The implementation of the Labor Contract Law and its Implementing Rules may increase our operating expenses, in particular our personnel expenses and labor service expenses. If we want to maintain the enforceability of any of our employees’ post-termination non-competition provisions, the compensation and procedures required under the Labor Contract Law may add substantial costs and cause logistical burdens to us. Prior to the new law such compensation was often structured as part of the employee’s salary during employment, and was not an additional compensation cost. In the event that we decide to terminate employees or otherwise change our employment or labor practices, the Labor Contract Law and its Implementing Rules may also limit our ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations. In particular, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns such as the recent financial turmoil may be affected. In addition, during periods of economic decline when mass layoffs become more common, local regulations may tighten the procedures by, among other things, requiring the employer to obtain approval from the relevant local authority before conducting any mass layoff. Such regulations can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Risks Related to Corporate and Stock Matters

Qinan Ji, our chairman and chief executive officer, beneficially owns a significant percentage of our outstanding common stock and, as a result, he has significantly greater influence over us and our corporate actions relative to our public shareholders and his interests may not be aligned with the interests of other shareholders.

As of December 31, 2008, our co-founder and chief executive officer, Mr. Ji, beneficially owned 5,931,596 shares of common stock or approximately 20.3% of our outstanding shares of common stock. Mr. Ji is an affiliate as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, due to the large size of his shareholding in us and his positions with us as our chairman and chief executive officer. Rule 144 defines an affiliate of a company as a person that, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, our company. Mr. Ji has, and may continue to have, significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may not act in the best interests of our other shareholders. In addition, without the consent of Mr. Ji, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

The limited trading volume in our stock may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, “CHNG.OB” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;
•	market visibility for our common stock may be limited; and
•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock if our stock trades below $5.00 per share.

The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with total assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse in each of the two most recent years with a reasonable expectation of reaching the same income level in the current year. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading-volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

Our independent registered public accounting firm, in the course of auditing our consolidated financial statements, noted material weaknesses in our internal control over financial reporting. If we fail to establish an effective system of internal control over financial reporting, we may not be able to accurately and timely report our financial results or detect or prevent fraud. In addition, investor confidence in us and the market price of our stock may be adversely impacted if we find that, or our independent registered public accounting firm reports that, our internal control over financial reporting is ineffective in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must report on our internal control over financial reporting. Our management may conclude that our internal control over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may report that our internal control over financial reporting is not effective.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2007 and 2008, our independent registered public accounting firm reported to us that we had material weaknesses in our internal controls over financial reporting relating to our failure to maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the our financial reporting requirements and did not implement adequate supervisory review to ensure the financial statements were prepared in conformity with generally accepted accounting principles in the United States.  Additionally, they also identified numerous internal control deficiencies that were identified as being significant, including inadequate controls within the financial statement closing and reporting process, which resulted in material adjustments that impacted the assets accounts of the financial statements, and inadequate controls over the treasury cycle. The number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness. In the aggregate, these significant deficiencies could result in a misstatement of our account balances or disclosures which could cause a material misstatement in our consolidated financial statements that would not be prevented or detected.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the years ended December 31, 2007 and 2008, our management also identified deficiencies that were determined to be a material weakness based on the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The specific material weaknesses and significant deficiencies identified by our management as of December 31, 2008 are:

Material Weakness

•
Inadequate US GAAP expertise - The current staff in our accounting department is inexperienced and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries and were not required to meet or apply U.S. GAAP requirements. They need substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

•
The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the U.S. commensurate with our financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. Our management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Significant Deficiency

•
The Company does not have effective controls to provide reasonable assurance that the financial closing and reporting process are properly performed over the accounts and disclosure of the financial statements.

•
The Company has inadequate controls over the treasury cycle. For example, the Company has not established procedures on collection of cash from the gas stations to the headquarter and distribution of cash between operating cash flow and deposit into banks. The Company also lacks adequate controls over its daily cash transactions and recording.

•
The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of our internal audit function are yet to be developed. We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2008. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we engaged Ernst & Young to assist us in improving our internal control system based on COSO Framework. We also will increase our efforts to hire the requisite qualified personnel.

We are devoting significant resources to remediating and improving our internal controls.  Prior to December 31, 2008, we engaged an independent certified public accountant who is mainly engaged to perform our financial statements consolidation and to prepare our financial statements. In addition, we are seeking to internally employ accountants experienced in several key areas of accounting, including persons with experience in PRC and U.S. GAAP, U.S. GAAP consolidation requirements and SEC financial reporting requirements. We also plan to allocate additional resources to train our existing accounting staff and will continue this effort in the future.  We have also engaged Ernst & Young to consult on our internal audit function as well as other internal control practices. Most of the policies, procedures and practices are already in place and being implemented. To remediate these material weaknesses, we have undertaken to improve our internal controls, including through the following:

•	identifying and hiring additional personnel with U.S. GAAP and SEC reporting experience, including our new CFO Veronica Jing Chen;
•	providing training to our finance personnel to improve their knowledge of U.S. GAAP and SEC reporting requirements;
•	holding regular meetings of the audit committee and resuming regular communication between the committee and our independent registered public accounting firm;
•	engaging Ernst & Young to consult on our internal audit function as well as other internal control practices;
•	establishing anonymous whistleblower systems for reporting violations of our governance policies, including policies regarding internal controls;
•	introducing policies and procedures to effectively control daily cash transactions and recording;
•	putting in place a centralized financial reporting software system in our headquarters, management centers and operating sites; and
•	engaging external professional consultants to assess the entity level internal controls over financial reporting using the COSO internal control framework.

We have also begun to formulate policies relating to internal control over financial reporting, including the preparation of comprehensive accounting policies and procedures manual, containing, among other things, detailed, expanded closing checklists, to guide our financial personnel in addressing significant accounting issues and assist them in preparing financial statements in compliance with U.S. GAAP and SEC requirements.

These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future and require us to incur additional costs to improve our internal control systems and procedures.

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when declared by the Board of Directors out of funds available. To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends in the near future, but instead intends to retain all earnings, if any, for use in our business operations. Furthermore, if we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies.

Item 1B. Unresolved Staff Comments.

None

ITEM 2. PROPERTIES

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

On October 24, 2006, we formed our 100% owned subsidiary, Shaanxi Jingbian Liquified Natural Gas Co., Ltd., which maintains an office in the Tongwang Road, Zhangjiapan Town, Jingbian County, China. The office consists of approximately 3,921 sq. feet, with annual rental payment of $5,214.

On February 29, 2008, the Company entered into a 62 month lease agreement in connection with an office located on the 22nd Floor, 370 Lexington Avenue, New York, New York. The monthly rent during the first year was $6432.

In May 27, 2008, the Company purchased a 412.10-square-meter property in Zhengzhou, Henan province and uses it as office spaces for the local operations in Henan province.

In August 2008, the Company purchased a 531.72-square-meter property in Beijing and uses it as office spaces for local operations in Beijing. Therefore, the Company does not incur any rent for Henan and Beijing Offices.

In October 2008, the Company acquired Lingbao Yuxi Natural Gas, Co., Ltd. through Xi’an Xilan Natural Gas Co., Ltd. Lingbao Yuxi Natural Gas maintains an office located at Changan Rd. W, Lingbao, Henan province, with annual rent of approximately $3,314.

As of December 31, 2008, the Company owned 2 trucks and 33 tankers that the Company used to transport natural gas.

Insurance

We carry auto insurance on our vehicles and maintain workers compensation insurance for our fueling station workers. We believe this insurance is adequate for our needs. We do not carry any product liability insurance or property insurance on our office buildings or other property. We do not carry any third party liability insurance.

We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

We also carry directors and officers' liability insurance with XL Insurance Company Ltd. with aggregate limit of liability of $15 million to cover our management and directors in the event that any claim may arise against such insured persons due to employment related acts. The insurance will expire on October 15, 2009 and is renewed annually.

ITEM 3. LEGAL PROCEEDINGS

In 2007, Xiang Ji, one of our shareholders, and son of our CEO, Qinan Ji, filed a lawsuit against Yangling Bodisen Biotech Development Co. (“Bodisen”) in the Chinese court system in Shaanxi province contesting the validity of Bodisen’s ownership of 2,063,768 shares of our common stock. Bodisen obtained these shares in September 2005 through a share transfer agreement with Xiang Ji and asserted that it had fully performed its obligations under the agreement and was entitled to own the shares. On January 15, 2008, Xiang Ji filed another lawsuit against Bodisen in the State of Utah District Court, Salt Lake County, seeking to prevent Bodisen from selling the 2,063,768 shares it holds in the Company. Xiang Ji obtained an order from the Utah court provisionally preventing Bodisen from selling the shares pending a decision on the merits of the underlying dispute. In May 2009, Xiang Ji and Bodisen entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Bodisen in the State of Utah District Court, Salt Lake County, and Bodisen agreed to sell back to Xiang Ji the 2,063,768 shares. We believe that the dispute between Xiang Ji and Bodisen will be resolved in accordance with the settlement agreement and will not have a material adverse effect on our financial condition or our results of operations.

A former member of the board of directors filed a lawsuit on June 16, 2008 against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things, to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement. After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint. The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company. The current board of directors has complied with the court's decision by tendering an option agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal. Regardless of the outcome of the appeal, we believe that any liability we would incur will not have a materially adverse effect on our financial condition or our results of operations.

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

ITEM 6.   SELECTED FINANCIAL DATA

For the past four years, the increase in the number of our CNG fueling stations has not affected our gross margin or per-station based operating margin since the natural gas cost and retail price remains unchanged.  Meanwhile, our SG&A also increases in proportion to our scale of operations. Therefore, the increase in the number of our CNG fueling stations doesn’t materially affect the comparability of our financial data.

	Year ended December 31
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS:

Revenue
Natural gas revenue	55,746,893	28,278,033	13,713,145	1,687,154	306,306
Gasoline revenue	4,616,052	38,486	-	-	-
Construction / installation and other	7,357,714	7,075,534	5,115,645	3,163,545	578,107
Total revenue	67,720,659	35,392,053	18,828,790	4,850,699	884,413

Cost of revenue
Natural gas cost	27,234,508	14,838,997	7,663,060	1,293,585	226,944
Gasoline cost	4,277,458	34,747	-	-	-
Construction / installation and other	3,469,671	3,151,331	2,054,940	1,110,452	287,102
	34,981,637	18,025,075	9,718,000	2,404,037	514,046
Gross profit	32,739,022	17,366,978	9,110,790	2,446,662	370,367

Operating expenses
Selling expenses	7,651,948	3,451,161	1,308,464	474,855	387,768
General and administrative expenses	4,024,882	2,837,768	1,287,735	500,228	142,449
Total operating expenses	11,676,830	6,288,929	2,596,199	975,083	530,217

Income from operations	21,062,192	11,078,049	6,514,591	1,471,579	(159,850)

Non-operating income (expense):
Interest income	209,502	70,697	41,109	2,131	1,618
Interest expense	(2,228,244)	-	-	-	-
Foreign currency exchange loss	(397,299)	31,976	-	-	-
Other income (expense)	111,859	(150,729)	(79,021)	(671)	(3,536)
Total non-operating income (expense)	(2,304,182)	(48,056)	(37,912)	1,460	(1,918)
Income before income tax	18,758,010	11,029,993	6,476,679	1,473,039	(161,768)

Income tax	3,567,642	1,913,923	1,025,584	220,956	-
Net income	15,190,368	9,116,070	5,451,095	1,252,083	(161,768)

Other comprehensive income
Foreign currency translation gain	5,184,034	2,637,573	610,705	228,175	-
Comprehensive income	20,374,402	11,753,643	6,061,800	1,480,258	(161,768)

Weighted average shares outstanding
Basic	29,200,304	26,200,679	23,872,936	16,299,469	9,275,362
Diluted	29,290,139	26,301,802	23,872,936	16,299,469	9,275,362

Earnings per share
Basic	0.52	0.35	0.23	0.08	(0.02)
Diluted	0.52	0.35	0.23	0.08	(0.02)

BALANCE SHEET DATA (at end of period):

PROPERTY AND EQUIPMENT, net	76,028,272	32,291,995	17,193,728	8,267,897	20,935
Working Capital	4,989,448	13,581,900	5,289,220	(320,253)	(130,368)
TOTAL ASSETS	118,262,291	53,289,998	28,466,351	10,911,062	28,875
Long Term Debt	42,021,605	-	-		24,078
Shareholder Equity	71,648,421	51,207,314	25,630,204	9,675,550	(133,511)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a distributor of CNG in China, which we primarily distribute through our Company-owned CNG fueling stations. As of December 31, 2008, we operated 23 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province. We own our CNG fueling stations while we lease the land upon which our CNG fueling stations operate. For the year ended December 31, 2008, we sold CNG of 147,666,791 cubic meters through our fueling stations, compared to 83,739,106 cubic meters for the year ended December 31, 2007. We also transport, distribute and sell piped natural gas to residential and commercial customers in the Xi’an area, including Lantian County, and the districts of Lintong and Baqiao, in Shaanxi province through a high pressure pipeline network of approximately 120 kilometers.

We operate four main business lines:

•	Distribution and sale of compressed natural gas through Company-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (35 stations as of December 31, 2008);

•
Installation, distribution and sale of piped natural gas to residential and commercial customers through Company-owned pipelines. We distributed and sold piped natural gas to approximately 96,033 residential customers as of December 31, 2008;

•
Distribution and sale of gasoline through Company-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (eight of our CNG fueling stations sold gasoline as of December 31, 2008); and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our auto conversion sites.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

On October 24, 2006, our variable interest entity XXNGC, formed a wholly-owned subsidiary, SJLNG, for the purpose of constructing a LNG facility to be located in Jingbian, Shaanxi province. We plan to invest approximately $45 million to construct this facility, a portion of which was funded through the sale of senior notes to Abax, and the remainder of which will be funded by our cash flows from operations. The LNG plant is under construction and is expected to be completed and fully operational by the end of 2009. Once completed, the plant is expected to have a LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

We had total revenues of $67,720,659, $35,392,053 and $18,828,790 for the three years ended December 31, 2008, 2007 and 2006, respectively.  We had net income of $15,190,368, $9,116,070 and $5,451,095 for the three years ended December 31, 2008, 2007 and 2006, respectively.

Critical Accounting Policies

Revenue Recognition

Our revenue recognition policies are in accordance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months.  Revenue from repairing and modifying vehicles is recorded when services are rendered to and accepted by the customers.

Accounts Receivable

Accounts and other receivables are netted against an allowance for uncollectible accounts, as needed. We maintain reserves for potential credit losses on accounts receivable. Our management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis in the period of the related sales. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable, known bad debts are written off against allowance for doubtful accounts when identified.  Our management has determined that all receivables are collectible and there is no need for an allowance for the uncollectible accounts as of December 31, 2008 and 2007.

Other Receivable – Employee Advances

From time to time, we advance predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions are performed in a timely manner. We have full oversight and control over the advanced accounts. As of December 31, 2008 and 2007, no allowance for the uncollectible amounts was deemed necessary.

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. Our management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the installation of pipelines and material used in repairing and modifying of vehicles. Inventory also consists of natural gas and gasoline.

Fair Value of Financial Instruments

On January 1, 2008, we adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follows:

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

We analyze all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

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

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG fueling station business in our target markets. Our revenue increased by 91.3% during the year ended December 31, 2008, from the year ended December 31, 2007, largely because of the addition of 11 new CNG fueling stations during 2008. For the year ended December 31, 2007, our revenue increased by 88.0%, compared to the year December 31, 2006, primarily because of the addition of 13 new CNG fueling stations during 2007. As of December 31, 2008, we operated 35 CNG fueling stations in total and, in Shaanxi alone, we operated 23 CNG fueling stations. We believe we are the largest provider of CNG fueling stations in Xi’an, one of our core target markets for CNG. As of December 31, 2008, we operated 12 CNG fueling stations in Henan province, another of our core target markets. The successful expansion of our CNG fueling station business in Xi’an and Henan province has been a significant factor driving our revenue growth and results of operations for the period reviewed. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

Regulation of natural gas prices in the PRC. The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the NDRC, and the local state price bureaus who have the discretion to set natural gas prices within the boundaries set by the PRC central government.  In addition, natural gas procurement and sale prices are not uniform across China and can vary across provinces. For example, the prices at which we procure and sell CNG and piped natural gas are lower in Shaanxi than in Henan. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors which are outside of our control. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulation of natural gas prices in the PRC.

Government policies encouraging the adoption of cleaner burning fuels.  Our results of operations for the periods reviewed have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas for vehicles. As an enterprise engaged in the natural gas industry in Shaanxi province, our VIE benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas in various policy pronouncements such as by officially including CNG/gasoline hybrid vehicles in the country's "encouraged development" category. These policies have benefited our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we expand into the LNG business, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technology.

The overall economic growth of China’s economy. We do not export our products outside China and our results of operations are thus substantially affected by the growth of the industrial base, the increase in residential, commercial and vehicular consumption and the overall economic growth of China. While's China's economy has experienced a slowdown after the second quarter of 2007, we are currently unable to estimate the impact the slowing of the PRC economy will have on our business as the impact of the decline in international trade is being offset in part through domestic stimulus spending, expanded bank lending, increases in the speed of regulatory approvals of new construction projects and other economic policies. While we do not believe we have experienced reduced demand for natural gas to date, if the economic downturn continues, our results of operations may be negatively affected by any decrease in demand for natural gas in the second half of 2009.

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the years ended December 31, 2008 and 2007, and the net operating loss carry forwards for United States income tax purposes amounted to $2,429,266 and $948,865, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2028. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at December 31, 2008.

The PRC

Our subsidiary, VIE and its subsidiaries operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western portions of China such as Shaanxi province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Xilan Equipment, SJLNG, XXABC, HXNGC and LBNGC are subject to the 25% PRC income tax rate. Our effective income tax rate for the years ended December 31, 2008, 2007 and 2006 were approximately 19%, 18% and 19%, respectively.

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a value-added tax ("VAT").  All of our variable interest entity XXNGC's products that are sold in the PRC are subject to a Chinese VAT at a rate of 13% of the gross sales price. This VAT may be offset by VAT paid by XXNGC on raw materials and other materials included in the cost of producing their finished products. XXNGC records VAT payable and VAT receivable net of payments in its financial statements. VAT tax returns are filed offsetting the payables against the receivables.

All revenues from XXABC are subject to a Chinese VAT at a rate of 6%. This VAT cannot be offset with VAT paid for materials included in the cost of revenues.

Internal Control Over Financial Reporting

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must report on our internal control over financial reporting. Our management may conclude that our internal control over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may report that our internal control over financial reporting is not effective.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2007 and 2008, our independent registered public accounting firm reported to us that we had material weaknesses in our internal controls over financial reporting relating to our failure to maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements and did not implement adequate supervisory review to ensure the financial statements were prepared in conformity with generally accepted accounting principles in the United States.  Additionally, they also identified numerous internal control deficiencies that were identified as being significant, including inadequate controls within the financial statement closing and reporting process, which resulted in material adjustments that impacted the assets accounts of the financial statements, and inadequate controls over the treasury cycle. The number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness. In the aggregate, these significant deficiencies could result in a misstatement of our account balances or disclosures which could cause a material misstatement in our consolidated financial statements that would not be prevented or detected.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the years ended December 31, 2007 and 2008, our management also identified deficiencies that were determined to be a material weakness based on the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The specific material weaknesses and significant deficiencies identified by our management as of December 31, 2008 are:

Material Weakness

•
Inadequate US GAAP expertise - The current staff in our accounting department is inexperienced and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries and were not required to meet or apply U.S. GAAP requirements. They need substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

•
The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the U.S. commensurate with our financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. Our management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Significant Deficiency

•
The Company does not have effective controls to provide reasonable assurance that the financial closing and reporting process are properly performed over the accounts and disclosure of the financial statements.

•
The Company has inadequate controls over the treasury cycle. For example, the Company has not established procedures on collection of cash from the gas stations to the headquarter and distribution of cash between operating cash flow and deposit into banks. The Company also lacks adequate controls over its daily cash transactions and recording.

•
The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of our internal audit function are yet to be developed. We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2008. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we engaged Ernst & Young to assist us in improving our internal control system based on COSO Framework. We also will increase our efforts to hire the requisite qualified personnel.

We are devoting significant resources to remediating and improving our internal controls.  Prior to December 31, 2008, we engaged an independent certified public accountant who is mainly engaged to perform our financial statements consolidation and to prepare our financial statements. In addition, we are seeking to internally employ accountants experienced in several key areas of accounting, including persons with experience in PRC and U.S. GAAP, U.S. GAAP consolidation requirements and SEC financial reporting requirements. We also plan to allocate additional resources to train our existing accounting staff and will continue this effort in the future.  We have also engaged Ernst & Young to consult on our internal audit function as well as other internal control practices. Most of the policies, procedures and practices are already in place and being implemented. To remediate these material weaknesses, we have undertaken to improve our internal controls, including through the following:

•	identifying and hiring additional personnel with U.S. GAAP and SEC reporting experience, including our new CFO Veronica Jing Chen;
•	providing training to our finance personnel to improve their knowledge of U.S. GAAP and SEC reporting requirements;
•	holding regular meetings of the audit committee and resuming regular communication between the committee and our independent registered public accounting firm;
•	engaging Ernst & Young to consult on our internal audit function as well as other internal control practices;
•	establishing anonymous whistleblower systems for reporting violations of our governance policies, including policies regarding internal controls;
•	introducing policies and procedures to effectively control daily cash transactions and recording;
•	putting in place a centralized financial reporting software system in our headquarters, management centers and operating sites; and
•	engaging external professional consultants to assess the entity level internal controls over financial reporting using the COSO internal control framework.

We have also begun to formulate policies relating to internal control over financial reporting, including the preparation of comprehensive accounting policies and procedures manual, containing, among other things, detailed, expanded closing checklists, to guide our financial personnel in addressing significant accounting issues and assist them in preparing financial statements in compliance with U.S. GAAP and SEC requirements.

Results of Operations

The following table sets forth certain information regarding our results of operations for the three years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Revenue
Natural gas revenue	$55,746,893	$28,278,033	$13,713,145
Gasoline revenue	4,616,052	38,486	-
Installation and other	7,357,714	7,075,534	5,115,645
Total revenue	67,720,659	35,392,053	18,828,790

Cost of revenue
Natural gas cost	27,234,508	14,838,997	7,663,060
Gasoline cost	4,277,458	34,747	-
Installation and other	3,469,671	3,151,331	2,054,940
Total cost of revenue	34,981,637	18,025,075	9,718,000

Gross profit	32,739,022	17,366,978	9,110,790

Operating expenses
Selling expenses	7,651,948	3,451,161	1,308,464
General and administrative expenses	4,024,882	2,837,768	1,287,735
Total operating expenses	11,676,830	6,288,929	2,596,199

Income from operations	21,062,192	11,078,049	6,514,591

Non-operating income (expense):
Interest income	209,502	70,697	41,109
Interest expense	(2,228,244)	-	-
Other income, net	111,859	31,976	(79,021)
Foreign currency exchange loss	(397,299)	(150,729)	-
Total non-operating expense	(2,304,182)	(48,056)	(37,912)

Income before income tax	18,758,010	11,029,993	6,476,679

Provision for income tax	3,567,642	1,913,923	1,025,584
Net income	15,190,368	9,116,070	5,451,095

Other comprehensive income
Foreign currency translation gain	5,184,035	2,637,573	610,705
Comprehensive income	$20,374,403	$11,753,643	$6,061,800

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Revenue.  Revenue increased by $32,328,606, or 91.3%, to $67,720,659 for the year ended December 31, 2008, from $35,392,053 for year ended December 31, 2007. The increase in revenue was due primarily to the addition of 11 new CNG fueling stations in 2008 as sales of natural gas at our fueling stations increased by $26,454,604, or 98.8%, and 63,927,685 cubic meters, or 76.3%, to $53,219,853 and 147,666,791 cubic meters for the year ended December 31, 2008 from $26,765,249 and 83,739,106 cubic meters for the year ended December 31, 2007. Revenue from sales of piped natural gas increased by $1,014,256, or 67.1%, to $2,527,040 for the year ended December 31, 2008, from $1,512,784 for the year ended December 31, 2007 as our piped natural gas sales volume increased to 11,284,758 cubic meters for the year ended December 31, 2008, from 7,403,314 cubic meters for the year ended December 31, 2007. Our residential customers of piped natural gas increased to 96,033 as of December 31, 2008, from 84,500 as of December 31, 2007.

Revenue from the sale of gasoline increased by $4,577,566 to $4,616,052 for the year ended December 31, 2008 from $38,486 for the year ended December 31, 2007 primarily because the fourth quarter of 2007 was when we first began selling gasoline. We began to sell gasoline at some of our CNG stations in an effort to support our sales of CNG by attracting more natural gas/gasoline hybrid car owners through providing a one-stop refueling option for such customers.

Revenue from our pipeline installation business decreased by $1,268,015, or 20.7%, to $4,854,438 for the year ended December 31, 2008, from $6,122,453 for the year ended December 31, 2007 primarily due to the decline in new housing starts in the areas we service. Revenue from our automobile conversion business increased by $1,550,195 to $2,503,276 for the year ended December 31, 2008, from $953,081 for the year ended December 31, 2007 primarily because the second quarter of 2007 was when we first began our automobile conversion business.

We expect natural gas sales to continue to generate the bulk of our revenue as we intend to continue to increase the number of CNG fueling stations we operate and the number of our natural gas pipeline customers as well as begin to process, distribute and sell LNG once our LNG plant is completed and fully operational, which we anticipate will occur by the end of 2009. We expect gasoline sales will continue to comprise a smaller portion of our entire business given that such sales are primarily designed to support our existing CNG sales to customers with hybrid fuel vehicles and are not a growth focus for our Company. We also expect revenue from our pipeline installation and our automobile conversion businesses to continue to make up a minor portion of our business.

Cost of revenue.  Cost of revenue increased by $16,956,562, or 94.1%, to $34,981,637 for the year ended December 31, 2008 from $18,025,075 for the year ended December 31, 2007, primarily due to the increase in the amount of natural gas we sold to 158,951,549 cubic meters for the year ended December 31, 2008, compared to 91,142,421 cubic meters for the year ended December 31, 2007. Our natural gas cost of revenue at our fueling stations increased by $11,683,458, or 85.1%, to $25,420,764 during the year ended December 31, 2008 from $13,737,306 for the year ended December 31, 2007. Our pipeline natural gas cost of revenue increased by $712,053, or 64.6%, to $1,813,744 for the year ended December 31, 2008, from $1,101,691 for the year ended December 31, 2007. Gasoline cost increased by $4,242,711 to $4,277,458 for the year ended December 31, 2008, from $34,747 for the year ended December 31, 2007 primarily because the fourth quarter of 2007 was when we first began selling gasoline.  In addition, installation cost of revenue decreased by $613,694, or 23.8%, to $1,961,300 for the year ended December 31, 2008, from $2,574,994 for the year ended December 31, 2007.  Cost of revenue for our automobile conversion business increased by $932,034 to $1,508,371 for the year ended December 31, 2008, from $576,337 for the year ended December 31, 2007.  We expect our cost of revenue to continue to increase as we intend to increase our purchase of natural gas due to the growth of our natural gas business.

Gross profit and gross margin.  Our gross profit increased by $15,372,044, or 88.5%, to $32,739,022 for the year ended December 31, 2008 from $17,366,978 for the year ended December 31, 2007.  Our gross margin decreased to 48.3% for the year ended December 31, 2008 from 49.1% for the year ended December 31, 2007 due to the lower profit margin in our gasoline business as gasoline sales increased to 6.8% of our revenue for the year ended December 31, 2008 from 0.1% for the year ended December 31, 2007. Gross margins for our gasoline sales decreased to 7.3% for the year ended December 31, 2008 from 9.7% for the year ended December 31, 2007 primarily because of a lag between an increase in gasoline procurement prices and an increase in gasoline retail prices. Because our gross profit and gross margins are driven primarily by our natural gas business and because the price of natural gas is regulated in China, changes in our gross profit and gross margin will largely depend on the regulation of natural gas prices in China.

Operating expenses.  Our operating expenses increased by $5,387,901, or 85.7%, to $11,676,830 for year ended December 31, 2008, from $6,288,929 for the year ended December 31, 2007 primarily as a result of an increase in our labor and the rent expenses and water and electricity fees as we continued to grow our business through the construction, acquisition and operation of 11 new fueling stations in 2008. Selling expenses increased by $4,200,787 to $7,651,948 for the year ended December 31, 2008 from $3,451,161 for the year ended December 31, 2007 as we increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations.  Selling expenses included depreciation expenses in connection with operating our fueling stations, pipeline centers and automobile conversion centers.  General and administrative expenses increased by $1,187,114 to $4,024,882 for the year ended December 31, 2008 from $2,837,768 for the year ended December 31, 2007 due to an increase in personnel as a result of our growth. We expect our operating expenses to increase in connection with the growth of our business.

Income from operations and operating margin.  Based on the foregoing, income from operations increased by $9,984,143, or 90.1%, to $21,062,192 for the year ended December 31, 2008 from $11,078,049 for the year ended December 31, 2007.  Operating margin was 31.1% for the year ended December 31, 2008, compared to 31.3% for the year ended December 31, 2007.

Non-operating income (expense).  Our non-operating expense increased by $2,256,126 to $2,304,182 for the year ended December 31, 2008 from $48,056 during the year ended December 31, 2007 primarily because of interest expenses in the amount of $2,228,244 for the year ended December 31, 2008 as a result of the sale of senior notes with a face value of $20 million on January 29, 2008 and the sale of additional senior notes with a face value of $20 million on March 3, 2008 to Abax.

Provision for the income tax.  Income tax increased by $1,653,719, or 86.4%, to $3,567,642 for the year ended December 31, 2008, from $1,913,923 for year ended December 31, 2007 primarily due to the increase in our sale of natural gas and, consequently, income before income tax.

Net income.  As a result of the foregoing, net income increased by $6,074,298, or 66.6%, to $15,190,368 for the year ended December 31, 2008, from $9,116,070 for the year ended December 31, 2007. Net margin was 22.4% for the year ended December 31, 2008, compared to 25.8% for the year ended December 31, 2007.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Revenue.  Revenue increased by $16,563,263, or 88.0%, to $35,392,053 for the year ended December 31, 2007, from $18,828,790 for the year ended December 31, 2006. The increase in revenue was due primarily to the addition of 13 new Company-owned fueling stations during 2007 as sales of natural gas at our fueling stations increased by $14,313,168 and 44,537,145 cubic meters to $26,765,249 and 83,739,106 cubic meters for the year ended December 31, 2007 from $12,452,081 and 39,201,961 cubic meters for the year ended December 31, 2006. In terms of average station sales value and volume, we sold $1,500,000 and 4,760,000 cubic meters of CNG per station for the year ended December 31, 2007, compared to $1,500,000 and 5,434,000 cubic meters for the year ended December 31, 2006. Sales of natural gas to our pipeline customers increased by $251,720, or 20.0%, to $1,512,784 for the year ended December 31, 2007, from $1,261,064 for the year ended December 31, 2006 as our piped natural sales volume increased to 7,403,314 cubic meters for the year ended December 31, 2007, from 6,497,186 cubic meters for the year ended December 31, 2006. Our residential customers of piped natural gas increased to 84,500 as of December 31, 2007, from 72,781 as of December 31, 2006.

Revenue from the sale of gasoline was $38,486 for the year ended December 31, 2007 as we began to sell gasoline at our CNG stations for the first time during the fourth quarter of 2007 in an effort to support our sales of CNG by attracting more natural gas/gasoline hybrid car owners through providing a one-stop refueling option for such customers.

Revenue from our pipeline installation business increased by $1,006,808, or 19.7%, to $6,122,453 for the year ended December 31, 2007, from $5,115,645 for the year ended December 31, 2006 primarily because of an increase in customers adopting natural gas for household use as a result of the growth in new housing starts as well as an increase in industrial and commercial users. Revenue from our automobile conversion business was $953,081 for the year ended December 31, 2007 as the second quarter of 2007 was when we first began our automobile conversion business.

Cost of revenue.  Cost of revenue increased by $8,307,075, or 85.5%, to $18,025,075 for the year ended December 31, 2007 from $9,718,000 for the year ended December 31, 2006, primarily due to the increase in the amount of natural gas we sold to 91,142,421 cubic meters for the year ended December 31, 2007, compared to 45,699,147 cubic meters for the year ended December 31, 2006.  Cost of revenue for our natural gas fueling station business increased by $6,984,814 to $13,737,306 for the year ended December 31, 2007, from $6,752,492 for the year ended December 31, 2006, primarily due to the increased sales at our CNG fueling stations.  Pipeline natural gas cost of revenue increased by $191,123, or 21.0%, to $1,101,691 for the year ended December 31, 2007, from $910,568 for the year ended December 31, 2007.  Our installation cost of revenue increased by $520,054, or 25.3%, to $2,574,994 for the year ended December 31, 2007, from $2,054,940 for the year ended December 31, 2006, primarily as a result of the expansion of our pipelines.  We incurred $576,337 in cost of revenue for our automobile conversion business as 2007 was the first year we entered into our automobile conversion business.  Similarly, gasoline costs were $34,747 for the year ended December 31, 2007 because 2007 was the first year we began selling gasoline.

Gross profit and gross margin.  Our gross profit increased by $8,256,188, or 90.6%, to $17,366,978 for the year ended December 31, 2007 from $9,110,790 for the year ended December 31, 2006.  Our gross margin increased to 49.1% for the year ended December 31, 2007 from 48.4% for the year ended December 31, 2006.

Operating expenses.   Our operating expenses increased by $3,692,730 to $6,288,929 for year ended December 31, 2007, from $2,596,199 for the year ended December 31, 2006 primarily as a result of an increase in labor costs and our depreciation expenses as our business continued to grow with the construction, acquisition and operation of 13 new fueling stations in 2007, as well as continuing expenses related to the identification of possible locations for additional fueling stations and the governmental licensing and approval process and the evaluation of existing natural gas fueling stations as potential acquisition targets. Selling expenses increased by $2,142,697 to $3,451,161 for the year ended December 31, 2007 from $1,308,464 for the year ended December 31, 2006 due to our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased by $1,550,033 to $2,837,768 for the year ended December 31, 2007 from $1,287,735 for the year ended December 31, 2006 due to an increase in personnel as a result of our growth.

Income from operations and operating margin.  Based on the foregoing, income from operations increased by $4,563,458, or 70.1%, to $11,078,049 for the year ended December 31, 2007 from $6,514,591 for the year ended December 31, 2006.  Operating margin was 31.3% for the year ended December 31, 2007, compared to 34.6% for the year ended December 31, 2006.

Non-operating income (expense).  Our non-operating expense increased by $10,144, or 26.8%, to $48,056 for the year ended December 31, 2007 from $37,912 for the year ended December 31, 2006 primarily due to $150,729 in foreign currency exchange losses.

Provision for income tax.  Income tax increased by $888,339, or 86.6%, to $1,913,923 for the year ended December 31, 2007, from $1,025,584 for year ended December 31, 2006 primarily due to the increase in our sale of natural gas.

Net income.  As a result of the foregoing, net income increased by $3,664,975, or 67.2%, to $9,116,070 for the year ended December 31, 2007, from $5,451,095 for the year ended December 31, 2006. Net margin was 25.8% for the year ended December 31, 2007, compared to 29.0% for the year ended December 31, 2006.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have consisted of cash generated from our operations and equity financing. In 2008, we sold senior notes with a face value of $40 million to Abax. Our principal uses of cash have been, and are expected to continue to be, for operational purposes as well as for constructing and acquiring natural gas fueling stations and constructing our LNG plant.

As of December 31, 2008, 2007 and 2006, we had $5,854,383, $13,291,729 and $5,294,213 of cash and cash equivalents on hand, respectively.

Net cash provided by operating activities was $20,916,801 for the year ended December 31, 2008, compared to net cash provided by operating activities of $10,476,441 for the year ended December 31, 2007, primarily as a result of the increase in our net income, adjusted for non-cash expense items and changes in working capital. Net cash provided by operating activities was $10,476,441 for the year ended December 31, 2007, compared to net cash provided by operating activities of $4,385,524 for the year ended December 31, 2006, mainly due to the increase in net income and a decrease in accounts receivable and advances during the year ended December 31, 2007 offset by a decrease in other payables and tax payable.

Net cash used in investing activities was $67,606,724 for the year ended December 31, 2008, compared to net cash used in investing activities of $16,885,340 for year ended December 31, 2007, primarily due to the equipment purchased in LBNGC and fueling stations, payments made to equipment suppliers for investments necessary to construct fueling stations and the LNG facility. Net cash used in investing activities was $16,885,340 for the year ended December 31, 2007, compared to net cash used in investing activities of $9,738,469 for the year ended December 31, 2006, as a result of advance payments made to equipment suppliers for investments necessary to construct and acquire fueling stations and for construction materials used to build pipelines to individual households.

Net cash provided by financing activities was $37,877,491 for the year ended December 31, 2008, compared to net cash provided by financing activities of $13,823,467 for the year ended December 31, 2007, primarily due to the sale of senior notes with a face value of $40 million we sold to Abax in 2008. Net cash provided by financing activities was $13,823,467 for the year ended December 31, 2007, compared to net cash provided by financing activities of $9,892,854 for the year ended December 31, 2006 due to the sale and issuance of our common stock and warrants to purchase our common stock in August 2007.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash from financing activities, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Capital Expenditures

Our planned capital expenditures for the year ended December 31, 2009 are expected to be approximately $18,161,437, which we expect to be incurred in connection with the construction of our LNG facility and the acquisition of additional CNG fueling stations. To the extent we engage in additional projects in the near future and to the extent we do not have sufficient internal financial resources to fund capital expenditures associated with such projects, we will need to obtain additional financing to fund such capital expenditures from third party sources, including from the capital markets.

Outstanding Indebtedness

On December 30, 2007, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Abax. The Purchase Agreement was subsequently amended on January 29, 2008, pursuant to which we (i) agreed to issue 5.00% Guaranteed Senior Notes due 2014 (the “Senior Notes”) of approximately $20,000,000, (ii) agreed to issue to Abax Senior Notes in aggregate principal amount of approximately $20,000,000 on or before March 3, 2008 subject to our meeting certain closing conditions, (iii) granted Abax an option to purchase up to approximately $10,000,000 in principal amount of its Senior Notes and (iv) agreed to issue to Abax seven-year warrants exercisable for up to 2,900,000 shares of our common stock (the “Warrants”) at an initial exercise price equal to $7.3652 per share, subject to certain adjustments.  On January 29, 2008, we issued $20,000,000 Senior Notes and 2,900,000 warrants pursuant to the Purchase Agreement. On March 3, 2008, Abax exercised its first option for an additional $20,000,000 of Senior Notes. On March 10, 2008, we issued $20,000,000 in additional Senior Notes resulting in total Senior Notes of $40,000,000.

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties as well as obligated to maintain certain financial ratios.

Contractual Obligations

Our contractual obligations are as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	40,000	-	3,333	26,667	$10,000
Other Long-Term Liabilities Reflected on Company's Balance Sheet	17,500	-	-	-	17,500	(1
Total	57,500	-	3,333	26,667	$27,500

Note:

(1)
The $17,500,000 reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. If Abax does not exercise the warrants by January 29, 2015, Abax will be entitled to require that we purchase the warrants for $17,500,000 at that time.

Commitments and Contingencies

Lease Commitments

We recognize lease expense on a straight line basis over the term of the lease in accordance to SFAS 13, “Accounting for leases.” We entered into a series of long term lease agreements with outside parties to lease land use rights to our Company-built natural gas fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. We make annual prepayments for most lease agreements.  We also entered into two office leases in Xi’an, PRC and New York, NY.  The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2009	$1,213,744
Year ending December 31, 2010	1,208,556
Year ending December 31, 2011	1,204,212
Year ending December 31, 2012	1,131,931
Year ending December 31, 2013	1,052,520
Thereafter	6,936,959
Total	$12,747,922

For the years ended December 31, 2008, 2007 and 2006, the land use right and office lease expenses were $1,127,558, $433,755 and $60,289, respectively.

Property and Equipment

On January 25, 2008, we entered into a contract with Chemtex International Inc. ("Chemtex") to acquire certain exclusive rights relating to the technical know-how and designing of our LNG plant and LNG storage tank in Jingbian county, Shaanxi province, China, in the total amount of $9,500,000.  On April 13, 2008, our subsidiary, XXNGC, entered into a contract with Chemtex to purchase equipment supply for the LNG plant and LNG storage tank in the total amount of $13,700,000 (the "Chemtex Purchase Agreement"). The $13,700,000 purchase price was reduced to $13,100,000 under an amendment to the Chemtex Purchase Agreement with Chemtex in September 2008.  On May 16, 2008, SJLNG entered into an agreement with Hebei Tongchan Import and Export Co. Ltd. ("Hebei") and agreed that Hebei will act as the trade agency for SJLNG. On June 18, 2008, XXNGC amended the April 13, 2008 agreement with Chemtex and assigned Hebei to purchase the LNG equipment for the LNG plant and LNG storage tank and Hebei succeeded the rights and obligations of XXNGC under Chemtex Purchase Agreement.

As of December 31, 2008, we advanced $6,106,589 to Hebei and the future commitment for equipment is $7,593,411.

Natural Gas Purchase Commitments

We have certain effective natural gas purchase agreements with our major suppliers. The natural gas purchase agreement with Shaanxi Provincial Natural Gas Co., Ltd. has been renewed annually to date and specifies a maximum amount that can be purchased but does not specify a minimum amount that must be purchased. Our natural gas purchase agreements with certain suppliers of coal-bed methane are of indefinite terms and do not contain either maximum or minimum amounts of purchase. Without minimum purchase requirements under any of our natural gas purchase agreements, we have the flexibility to constantly look for lower-cost sources of supply.

Legal Proceedings

In 2007, Xiang Ji, one of our shareholders, and son of our CEO, Qinan Ji, filed a lawsuit against Bodisen in the Chinese court system in Shaanxi province contesting the validity of Bodisen’s ownership of 2,063,768 shares of our common stock. Bodisen obtained these shares in September 2005 through a share transfer agreement with Xiang Ji and asserted that it had fully performed its obligations under the agreement and was entitled to own the shares. On January 15, 2008, Xiang Ji filed another lawsuit against Bodisen in the State of Utah District Court, Salt Lake County, seeking to prevent Bodisen from selling the 2,063,768 shares it holds in the Company. Xiang Ji obtained an order from the Utah court provisionally preventing Bodisen from selling the shares pending a decision on the merits of the underlying dispute. In May 2009, Xiang Ji and Bodisen entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Bodisen in the State of Utah District Court, Salt Lake County, and Bodisen agreed to sell back to Xiang Ji the 2,063,768 shares. We believe that the dispute between Xiang Ji and Bodisen will be resolved in accordance with the settlement agreement and will not have a material adverse effect on its financial condition or its results of operations.

A former member of the board of directors filed a lawsuit on June 16, 2008 against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things; to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement. After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint. The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company. The current board of directors has complied with the court's decision by tendering an option agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal. Regardless of the outcome of the appeal, we believe that any liability it would incur will not have a materially adverse effect on its financial condition or its results of operations.

Foreign Currency Translations

As of December 31, 2008 and December 31, 2007, our accounts were maintained, and the consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholder's equity are translated at the historical rates and statement of income and cash flow items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."  In accordance with SFAS 95, "Statement of Cash Flows," cash flows from our operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

The balance sheet amounts with the exception of equity as of December 31, 2008 were translated at RMB6.82 to $1.00 as compared to RMB7.29 as of December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the year ended December 31, 2008 and 2007 were RMB6.94 and RMB7.59 to $1.00, respectively.  Translation adjustments resulting from this process in the amount of $8,661,060 and $3,477,025 as of December 31, 2008 and 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. For the year ended December 31, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $5,184,035 and $2,637,573, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS 160 will have on our consolidated financial statements.

In December 2007, SFAS 141(R), “Business Combinations,” was issued. SFAS 141R replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption. Early adoption is prohibited. We do not expect adoption of FSP FAS 140-3 to have a material effect on its financial condition and cash flows.  Adoption of FSP FAS 140-3 will have no effect on our results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). We are currently evaluating the impact of adoption of EITF 07-5 on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. We do not expect adoption of FSP EITF 03-6-1 to have a material effect on its results of operations or earnings per share.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of SFAS 161. The provisions of this FSP that amend SFAS 133 and FIN 45 shall be effective for reporting periods (annual or interim) ending after November 15, 2008. We are in the process of evaluating the new disclosure requirements under this FSP.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP FAS 157-3 did not have an effect on our financial condition, results of operations or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Natural Gas Price Risk

Our major market risk exposure continues to be the pricing applicable to our purchases and value-added reselling of CNG.  Our revenues and profitability depend substantially upon the applicable prices of natural gas, which in China are regulated and fixed by central and local governments and that have historically not fluctuated significantly or with great frequency. Such price involatility is expected to continue for our operations in China. We currently do not have any hedge positions in place to reduce our exposure to changes in natural gas wholesale and retail prices.

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All else being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $40 million as of  December 31, 2008, all of which bears interest at fixed rates. The $40 million of fixed-rate debt is due 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

Because substantially all of our revenues and expenditures are denominated in Renminbi and the net proceeds from this offering were denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollars and Renminbi affect the relative purchasing power of these proceeds and our balance sheet and earnings per common stock in U.S. dollars. In addition, we report our financial results in U.S. dollars, and appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.5% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium- to long-term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiaries as of December 31, 2008, 2007, and 2006, including the notes thereto, together with the report of Moore Stephens Wurth Frazer and Torbet, LLP and Kabani & Company, Inc. are presented beginning on page F-1 of this report.

Year Ended December 31	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2008
Net operating revenues	$14,025,674	$16,890,486	$18,401,200	$18,403,299	$67,720,659
Gross profit	6,088,476	7,665,763	9,492,367	9,492,416	32,739,022
Net income	2,808,571	3,512,892	5,136,590	3,732,315	15,190,368
Basic EPS	0.10	0.12	0.18	0.13	0.52
Diluted EPS	0.10	0.12	0.18	0.13	0.52
2007
Net operating revenues	$6,743,576	$8,273,309	$9,078,089	$11,297,079	$35,392,053
Gross profit	3,517,359	4,143,110	4,319,839	5,386,670	17,366,978
Net income	2,110,326	2,745,009	1,961,662	2,299,073	9,116,070
Basic EPS	$0.09	$0.11	$0.07	$0.08	$0.35
Diluted EPS	$0.09	$0.11	$0.07	$0.08	$0.35
2006
Net operating revenues	$1,787,214	$3,724,183	$6,514,291	$6,803,102	$18,828,790
Gross profit	944,702	1,614,554	3,235,405	3,316,129	9,110,790
Net income	410,580	927,269	2,203,786	1,909,460	5,541,095
Basic EPS	$0.02	$0.04	$0.09	$0.08	$0.23
Diluted EPS	$0.02	$0.04	$0.09	$0.08	$0.23

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

ITEM 9A CONTROLS AND PROCEDURES

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

The specific material weakness and significant deficiency identified by the Company’s management as of December 31, 2008 is described as follows:

Material Weakness

Inadequate US GAAP expertise - The current staff in the accounting department is inexperienced and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements. They need substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate .

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

Significant Deficiency

The Company does not have effective controls to provide reasonable assurance that the financial closing and reporting process are properly performed over the accounts and disclosure of the financial statements.

The Company has inadequate controls over the treasury cycle. For example, the Company has not established procedures on collection of cash from the gas stations to the headquarter and distribution of cash between operating cash flow and deposit into banks. The Company also lacks adequate controls over its daily cash transactions and recording.

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

Remediation Initiative

Prior to December 31, 2008, we engaged an independent CPA consultant in California to serve as our accountant. She is mainly engaged to perform our financial statements consolidation and to prepare our financial statements. In addition, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff and continue this effort in the future.

Meanwhile, the Company has also engaged Earnest & Young to consult on our internal audit function as well as other internal control practices. Most of the policies, procedures and practices are already in place for full implementation.

 To remediate these material weaknesses, we have undertaken to improve our internal controls, including the following:

• identifying and hiring additional personnel with U.S. GAAP and SEC reporting experience, including our new CFO Veronica Jing Chen;

• providing training to our finance personnel to improve their knowledge of U.S. GAAP and SEC reporting requirements;

• holding regular meetings of the audit committee and resuming regular communication between the committee and our independent registered public accounting firm;

• engaged Ernst & Young to consult on our internal audit function as well as other internal control practices;

• establishing anonymous whistleblower systems for reporting violations of our governance policies, including policies regarding internal controls;

• introducing policies and procedures to effectively control daily cash transactions and recording;

• putting in place a centralized financial reporting software system in our headquarters, management centers and operating plants; and

• engaging external professional consultants to assess the entity level internal controls over financial reporting using the COSO internal control framework.

We have also begun to formulate policies relating to internal control over financial reporting, including the preparation of a comprehensive accounting policies and procedures manual, containing, among other things, detailed, expanded closing checklists, to guide our financial personnel in addressing significant accounting issues and assist them in preparing financial statements in compliance with U.S. GAAP and SEC requirements.

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

(d) Independent Registered Public Accounting Firm’s Attestation Report

Our independent registered public accounting firm has issued the following attestation report on our internal control over financial reporting.

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

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 13, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding our executive officers and directors as of December 31, 2008:

Name	Age	Position	Held Position Since
Qinan Ji	52	Chief Executive Officer and Chairman of the Board	2005
Richard P. Wu	45	Chief Financial Officer	2008
Zhiqiang Wang	69	Director	2006
Donald Yang	43	Director	2008
Carl Yeung	30	Director	2008
Lawrence Leighton	75	Director	2008

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

Donald Yang, Director - Mr. Yang is a founding partner and president of Abax Global Capital (“AGC”), a leading Hong Kong based investment firm focused on Pan-Asian public and private investments especially in Greater China and Southeast Asia. He was a Managing Director responsible for Merrill Lynch’s Hong Kong and China Debt Capital Markets division from 2000 to 2007. Mr. Yang also serves as a director for Sinoenergy Corporation (Ticker “SNEH”), a NASDAQ listed company. Mr. Yang holds a MBA degree from Wharton School of Business and a BA degree from Nankai University in China. Abax, an affiliate of AGC, is the sole investor in the Company’s $40 million note financing which closed in January 2008. Pursuant to an investor rights agreement, Abax has the right to appoint one member of the Company’s Board of Directors.

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation and Nominating. The Board of Directors has adopted written charters for each of these committees, copies of which can be found on our website at www.naturalgaschina.com. Mr. Wang, Mr. Yeung and Mr. Leighton are independent directors within the meaning set forth in the rules of NASDAQ, as currently in effect.

Audit Committee

The Audit Committee consists of Mr. Leighton and Yeung and Wang with Mr. Yeung serving as the chair. The board of directors has determined that Mr. Yeung is an “Audit Committee Financial Expert,” as defined in Item 407(d)(5) of Regulation S-K and Mr. Yeung is an independent director within the meaning set forth in the rules of NASDAQ, as currently in effect.  The Audit Committee adopted a charter which provides that the Committee, (i) oversees our accounting, financial reporting and audit process; (ii) appoints, determines the compensation of, and oversees, the independent auditors; (iii) pre-approves audit and non-audit services provided by the independent auditors; (iv) reviews of the results and scope of audit and other services provided by the independent auditors; (v) reviews the accounting principles and practices and procedures used in preparing our financial statements; and (vi) reviews of internal controls.

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

Code of Ethics

On June 14, 2006, we adopted a Code of Ethics that applies to all officers, directors and employees of our Company. A copy of our Code of Ethics is available to you at no charge upon written request. The written request should be addressed to our corporate office at 19th Floor, Building B, Van Metropolis, No. 35 Tangyan Road, High Tech Zone, Xi’an 710065, Shaanxi province, the People’s Republic of China.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Committee assists our board of directors in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers.  Our Compensation Committee, which currently consists of three members, each of whom is independent of management, seeks to ensure that senior executives of the Company are compensated effectively in a manner consistent with the strategy of the Company, competitive practice and the requirements of the appropriate regulatory bodies. Our Compensation Committee also oversees, reviews and administers all compensation and employee benefit plans and programs.

Compensation Philosophy and Objectives

Our Compensation Committee’s goals regarding executive compensation are primarily to recruit, hire, retain, motivate and reward the most talented and dedicated executives possible. In determining what constitutes fair and competitive compensation for each executive, our Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels based on the executive’s general business and industry knowledge and experience while taking into account our relative performance and our strategic goals.

We review annually and approve our compensation strategy to help ensure that executives are rewarded appropriately for their contributions to company growth and profitability.  During our review of an individual executive’s compensation, our Compensation Committee considers primarily individual performance of that executive and internal review of the executive’s compensation, both individually and relative to other executive officers.  Our Compensation Committee also considers factors of corporate performance including our sales, revenue and the current overall economic situation.  Adjustments to salary levels are typically made annually as part of our performance review process, as well as upon a change in job responsibility.  Merit-based increases to salaries are based on our Compensation Committee’s assessment of the individual executive’s performance.

Elements of Compensation

Our Compensation Committee has structured our executive compensation to motivate executives to achieve our business goals.  Our executive compensation consists of the following elements:

Base Salary

For base salary, we determine executive salaries based on job responsibilities and individual experience and expect to continue to provide competitive salaries to our executive officers by conducting our annual review and, if appropriate, recommending adjustments in salaries based on individual performance during the prior fiscal year and cost of living adjustments. Our Compensation Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance, which is evaluated by assessing factors such as the functioning of that executive’s team within the corporate structure, success in furthering the corporate strategy and goals and individual management skills, responsibilities and anticipated workload.

Incentive and Discretionary Bonus Plans

We currently have no incentive plans in place. Any incentive plan we adopt will be aimed at attracting and retaining outstanding executive officers capable of leading our Company to fulfil its business objectives and establish an appropriate link between executive compensation and achievement of our Company’s strategic and financial performance goals. We intend for any incentive plan we adopt to provide rewards to executive officers who, because of the extent of their responsibilities, can make significant contributions to the success of our Company by their ability, loyalty and exceptional services.

The Compensation Committee may award a discretionary bonus to executive officers to reward outstanding personal achievement during the year. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals. In March 2009, the Compensation Committee recommended, and our board of directors approved, an annual salary of $120,000 and a discretionary bonus of up to $60,000 for Mr. Qinan Ji, our CEO, for 2009.

Stock Options

We did not have any stock option plans effective during 2008. On March 11, 2009, our board of directors approved a stock option plan for our employees, directors and consultants. The total number of our common shares available for grant under the plan is 1,460,000 shares, taking into account our reverse stock split in April 2009. Among the option pool approved, it is expected that 50% of the pool shall be awarded in 2009 and another 50% shall be awarded in 2010. For the 2009 stock option award, the CEO and CFO were granted options of 146,000 and 75,000 of our common shares, respectively, each with a vesting period of four years. 10,000 option shares per year will be granted to each non-executive board member and 12,000 option shares per year granted to the Audit Committee Chairman. Other senior management and employees will be granted total options of 307,400 of our common shares for 2009.

Other Compensation

Consistent with our compensation philosophy, we intend to continue to maintain our current benefits and perquisites for our executive officers; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s benefits and perquisites, if it deems it advisable and to the extent permitted by law and/or the officer's employment agreement. We are required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese laws and regulations. We make annual contributions of 14% of all our employees' salaries to the plan.  Beginning in 2008, no minimum contribution is required but the maximum contribution cannot exceed 14% of the current salary expense. In addition, certain employees of our subsidiaries, including Mr. Ji, our Chairman and Chief Executive Officer, have pension and healthcare benefits through plans offered by such subsidiaries, as required by local Chinese laws. In October 2008, we entered into an employment agreement with our former CFO, Mr. Richard Wu, wherein we agreed to pay Mr. Wu a $10,000 insurance allowance per year. We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plans in the future.

We currently have no plans to change either the employment agreements of our executive officers as described below (except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth herein) or levels of benefits and perquisites provided thereunder.

Monitoring Executive Compensation Program

Our Compensation Committee monitors our executive compensation program by evaluating individual performance of that executive and internal review of the executive’s compensation, both individually and relative to other executive officers. Our Compensation Committee also considers factors of corporate performance including our sales, revenue and the current overall economic situation.

Compensation Committee’s Processes and Procedures for Consideration and Determination of Executive Compensation

The Compensation Committee oversees all of our executive compensation policies and decisions, including the administration and interpretation of our benefit plans. The Compensation Committee also reviews and approves executive officer compensation, including, as applicable, salary, bonus, special or supplemental benefits and other forms of executive officer compensation. The Committee periodically reviews regional and industry-wide compensation practices and trends to assess the adequacy and competitiveness of our compensation programs. The Committee’s membership is determined annually by the full board and includes only independent directors. The Committee meets as often as it deems appropriate, but not less frequently than annually.

The board has delegated authority to the Compensation Committee to review and make recommendations with respect to compensation matters, but has retained the authority to approve and take final action on all executive compensation awards.

Role of Executive Officers in Compensation Process

The Compensation Committee also solicits appropriate input from Mr. Ji, our chairman and CEO, regarding base salary and other forms of executive officer compensation for our other executive officers and the administration of our benefit plans.

External Advisors

The Compensation Committee has not engaged the services of outside advisors to assist it in fulfilling its duties.

EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation awarded or paid to, or earned by, our principal executive officer and the two individuals who served as our principal financial officers during the year ended December 31, 2008. No other executive officer of our Company had total compensation exceeding $100,000 during the year ended December 31, 2008.

Summary Compensation Table

Summary Compensation Table
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Qinan Ji, Chief Executive Officer and Chairman of the Board	2008	15,000	-	-	-	15,000
	2007	15,000	-	-	-	15,000
	2006	15,000	-	-	-	15,000
Richard P. Wu, Chief Financial Officer(3)	2008	47,260	-	-	1,890	49,150
Lihong Guo, Chief Financial Officer(4)	2008	40,000	-	-	-	40,000
	2007	4,000	-	-	-	4,000

(1)	Identifies our named executive officers during the specified period.
(2)
Represents the dollar amount of expense recognized for financial statement reporting purposes with respect to awards of options to acquire common stock, in accordance to SFAS 123(R).  See the notes to our financial statements contained herein for an explanation of all assumptions made by us in determining the SFAS 123(R) values of our option awards.

(3)	Mr. Wu was appointed as our CFO on October 23, 2008, and resigned from the position on March 25, 2009.
(4)	Ms. Guo was appointed as our CFO on December 10, 2007 and resigned from that position on October 23, 2008.

Employment Agreements

The Company signs employment agreements with all of our employees. Our employment agreements are intended to comply with the current Labor Contract Law of the PRC. Our employment agreements are typically valid for one year and are renewable if both the Company and the employee decide to renew the employment agreement afterwards. In determining whether to renew an employment agreement, our Company considers primarily individual performance of that executive and our corporate performance including our sales, revenue, growth and the current overall economic situation.

In March 2009, our CEO, Mr. Ji, signed a one-year employment contract with the Company with the following key terms:

♦	Salary for 2009 will be $120,000

♦	Discretionary bonus of up to $60,000

♦	Contract can be renewed on a yearly basis if both the Company and Mr. Ji decide to renew the employment agreement

In May 2005, our CEO, Mr. Ji signed a one-year employment contract with the Company with the following key terms:

♦	Annual Salary of $15,000

♦	Contract was superseded by the March 2009 agreement described above

In October 2008, our former CFO, Mr. Richard Peidong Wu, signed a one-year employment contract with the Company with the following key terms:
♦	Salary for the 12-month period commencing on October 10, 2008, will be $250,000

♦	The Company will provide an additional $10,000 insurance allowance per year

♦	Eligible for up to 1.5% stock option of the Company’s shares outstanding, pending the Company’s employee stock option plan

♦	Contract can be renewed on a yearly basis if both the Company and Mr. Wu decide to renew the employment agreement

In December 2007, our former CFO, Ms. Lihong Guo, signed a one-year employment contract with the Company with the following key terms:

♦	Salary for 2008 will be $40,000

♦	Contract can be renewed on a yearly basis if both the Company and Ms. Guo decide to renew the employment agreement

Grants of Plan-Based Awards

We did not grant any plan-based awards to our executives during 2008.

Outstanding Equity Awards at the Year Ended December 31, 2008

Our executives had no outstanding equity awards as of December 31, 2008.

Option Exercises and Stock Vested

Our executives did not exercise any stock options or hold any stock awards that vested during the year ended December 31, 2008.

Pension Benefits

We have not adopted any pension benefits plans.

Nonqualified Deferred Compensation

None of our executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Severance and Change of Control Agreements

We do not have any agreements or arrangements providing for payments to an executive officer in connection with any termination of the officer's employment or change of control of our Company.

Director Compensation

The Governance and Nominating Committee of the board of directors, which is comprised of Mr. Lawrence Leighton, Mr. Carl Yeung and Mr. Zhiqiang Wang, are responsible for evaluating compensation levels and compensation programs for our board of directors and for making recommendations to the board of directors regarding appropriate compensation awards for directors. The board of directors' compensation program is designed to attract, retain and motivate experienced non-employee (outside) directors, to optimize long-term shareholder value and reward members of the board of directors based on the extent of their participation on the board of directors and its committees. Generally, the Governance and Nominating Committee makes an annual recommendation regarding the structure of the non-employee director compensation program, considering the factors described above and considering information regarding director compensation programs for other comparable companies.

During the year ended December 31, 2008, Mr. Yueng and Mr. Leighton received a director fee of $3,000 per month. Mr. Wang received an annual director fee of $5,279. Each of our directors were reimbursed for reasonable expenses incurred in attending Board and committee meetings. Our chairman and CEO, Mr. Ji, and Mr. Yang did not receive any compensation for their services as a director during the year ended December 31, 2008.

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Garner (1)	21,000	-	-	-	21,000
Qinan Ji (2)	-	-	-	-	-
Zhiqiang Wang	5,187	-	-	-	5,187
Donald Yang(3)	-	-	-	-	-
Carl Yeung	14,400	-	-	-	14,400
Lawrence Leighton	14,400	-	-	-	14,400

(1)	Removed from the Board of Directors on August 3, 2008.
(2)	Ji Qinan, our Chief Executive Officer, did not receive any compensation for his service as a director.
(3)	Donald Yang did not receive any compensation for his service as a director.

We did not pay any other compensation to our directors during the year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2008, Mr. Lawrence Leighton, Mr. Carl Yeung, Mr. Zhiqiang Wang and Mr. James Garner served as members of our Compensation Committee wherein management compensation issues generally were reviewed and approved. Mr. Garner served as the sole member of our Compensation Committee from March 27, 2006 to August 3, 2008. Mr. Leighton, Mr. Yeung and Mr. Wang have serve on the Compensation Committee since their appointment to our board on August 7, 2008. None of the members who served on our Compensation Committee during the year ended December 31, 2008 was an officer or employee of our Company during the fiscal year ended December 31, 2008, was formerly an officer of our company, was a promoter of the Company or has, or will have, a direct or indirect interest in a transaction since the beginning of the fiscal year ended December 31, 2008, or any currently proposed transaction, in which our Company was or is to be a participant and the amount involved exceeds $120,000. During our fiscal year ended December 31, 2008, no executive officer of our Company served on the board of directors, compensation committee or other board committee performing equivalent functions of a compensation committee of another entity that had an executive officer serve on our board of directors or compensation committee.

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 2 on Form 10-K/A with management.  Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 2 on Form 10-K/A for the year ended December 31, 2008.

Compensation Committee

Lawrence Leighton

Carl Yeung

Zhiqiang Wang

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

Name of Beneficial Owner (1)	Number of Common Stock Beneficially Owned		Percentage Of Common Stock Outstanding(2)

Executive Officers and Directors
Qinan Ji	5,931,596	(3)	20.3%

All officers and directors as a group (1 person)	5,931,596	(3)	20.3%

5% holders

Yangling Bodisen Biotech Development co, Ltd. c/o New York Global Group, Inc. 14 Wall Street, 12 th Floor, New York, NY 10005	2,063,768	(4)	7.1%
Xiang Ji	1,456,232		5.0%
Robert Moses	2,000,000	(5)	6.9%
Heartland Value Fund	1,725,000	(6)	5.9%
Xi’an Sunway Technology & Industry Co., Ltd	2,875,364	(3)	9.8%
Abax Lotus Ltd.	2,900,000	(7)	9.0%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Xi’an Xilan Natural Gas Co., Ltd., 19th Floor, Building B, Van Metropolis, Tangyan Road, Hi-Tech Zone, Xi’an, Shaanxi province, China.

(2) Applicable percentage ownership is based on 29,200,304 shares of common stock outstanding as of March 10, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 10, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 10, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Of which 2,875,364 shares are owned by Xi’an Sunway Technology & Industry Co., Ltd. Qinan Ji owns 42.1% of Xi’an Sunway and may be deemed to beneficially own such shares. None of the shares have been pledged as security for any loan or indebtedness.

(4) As set forth in the Schedule 13D filed with the SEC on December 23, 2005.

(5) As set forth in the Schedule 13G filed with the SEC on September 7, 2007.

(6) William J. Nasgovitz has shared voting and dispositive power with respect to such shares as reported in the Schedule 13G filed with the SEC on February 8, 2008 and as amended on February 11, 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

None.

Review, Approval or Ratification of Transaction with Related Persons

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

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

Our Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services, Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to our Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. None of the services related to Audit-Related Fees, Tax Fees or All Other Fees described above were approved by our Audit Committee pursuant to a waiver of pre-approval provisions set forth in applicable rules of the SEC.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.8	Securities Purchase Agreement dated, August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.9	Registration Rights Agreement dated, August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.10
Consulting Services Agreement dated, August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.11
Operating Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.12
Equity Pledge Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.13
Option Agreement dated, August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.14
Proxy Agreement dated, August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.15	Securities Purchase Agreement, dated December 30, 2007, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.16
Amendment to Securities Purchase Agreement, dated January 29, 2008, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

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

10.21	Information Rights Agreement, dated January 29, 2008, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

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

10.24*	Natural Gas Purchase Agreement entered by and between Xi' An Xilan Natural Gas Co., Ltd. and China Petroleum Co., Ltd., Changqing Branch, dated July 30, 2006.

10.25*	Natural Gas Purchase Agreement entered by and between Ji Nan Yuhai Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd. dated, February 28, 2008.

10.26*	Natural Gas Supply Agreement between Jincheng Ming Shi Natural Gas Co., Ltd., Jinan Branch, and Xi' An Xilan Natural Gas Co., Ltd. dated, March 20, 2008

10.27*	Natural Gas Purchase Agreement entered by and between Shaanxi Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd., dated July 17, 2008.

10.28*	Independent Director Agreement, dated January 1, 2008, by and between China Natural Gas., Inc. and Zhiqiang Wang.

10.29*	Independent Director Agreement, dated July 1, 2008, by and between China Natural Gas., Inc. and Carl Yeung.

10.30*	Independent Director Agreement, dated August 5, 2008, by and between China Natural Gas., Inc. and Lawrence W. Leighton.

10.31*	Employment Agreement, dated October 10, 2008, by and between China Natural Gas., Inc. and Richard Peidong Wu.

10.32*	Employment Agreement, dated May 10, 2005, by and between China Natural Gas., Inc. and Qinan Ji.

10.33
Equity Ownership Transfer Agreement, dated October 2, 2008, by and between Xi'an Xilan Natural Gas Co., Ltd., Zhihe Zhang and Lingjun Hu (incorporated by reference to the Registrant’s Form 8-K filed on December 31, 2008).

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

21.1	List of Subsidiaries. (incorporated by reference to the exhibits to Registrant’s Form 10-KSB filed on April 17, 2007).

23.1	Written consent of Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to the exhibits to Registrant’s Form S-3/A filed on July 2, 2009).

23.2	Written consent of Kabani & Company, Inc. (incorporated by reference to the exhibits to Registrant’s Form S-3/A filed on July 2, 2009).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 20, 2009

CHINA NATURAL GAS, INC.

/s/ Qinan Ji	/s/ Veronica Chen
Name: Qinan Ji	Name: Veronica Chen
Title: Chief Executive Officer (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	July 20, 2009
Qinan Ji

/s/ Zhiqiang Wang	Director	July 20, 2009
Zhiqiang Wang

/s/ Donald Yang	Director	July 20, 2009
Donald Yang

/s/ Veronica Chen	Chief Financial Officer (Principal Financial and Accounting Officer)	July 20, 2009
Veronica Chen

/s/ Carl Yeung	Director	July 20, 2009
Carl Yeung

/s/ Lawrence Leighton	Director	July 20, 2009
Lawrence Leighton

CHINA NATURAL GAS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

CONTENTS

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,190,368	$9,116,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,474,905	1,639,685
Loss on disposal of building improvements and equipment	24,806	-
Amortization of discount on senior notes	1,004,677	-
Amortization of financing costs	227,989	-
Stock based compensation	66,704	-
Change in assets and liabilities:
Accounts receivable	(568,370)	290,660
Other receivable	247,349	36,929
Other receivable - employee advances	(55,747)	-
Inventories	(267,470)	71,226
Advances to suppliers	(125,896)	245,514
Prepaid expense and other current assets	(642,857)	(11,113)
Accounts payable and accrued liabilities	275,929	28,531
Other payables	63,239	(208,669)
Unearned revenue	583,940	22,425
Accrued interest	861,114	-
Taxes payable	556,121	(754,817)
Net cash provided by operating activities	20,916,801	10,476,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,225,673)	(14,180,053)
Proceeds from sales of equipment	194,891	-
Proceeds from (purchases of) short term investments	250,821	(229,106)
Additions to construction in progress	(19,012,750)	(519,309)
Prepayment on long term assets	(5,729,833)	(1,914,343)
Payment for intangible assets	(53,826)	-
Payment for land use rights	(30,354)	(42,529)
Net cash used in investing activities	(67,606,724)	(16,885,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	15,000,000
Proceeds from senior notes	40,000,000	-
Payment for offering costs	(2,122,509)	(1,176,533)
Net cash provided by financing activities	37,877,491	13,823,467

Effect of exchange rate changes on cash and cash equivalents	1,375,086	582,948

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(7,437,346)	7,997,516

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	13,291,729	5,294,213

CASH & CASH EQUIVALENTS, END OF YEAR	$5,854,383	$13,291,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$902,777	$-
Income taxes paid	$2,998,627	$2,387,487

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$823,464	$-
Prepayment on long term assets transferred to property and equipment	$405,630	$-

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	December 31, 2008	December 31, 2007
Office equipment	$412,490	$163,432
Operating equipment	59,473,283	22,413,270
Vehicles	2,414,756	1,484,892
Buildings and improvements	21,190,599	11,943,006
Total property and equipment	83,491,128	36,004,600
Less accumulated depreciation	(7,462,856)	(3,712,605)
Property and equipment, net	$76,028,272	$32,291,995

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008

In December 2007, SFAS 141(R), “Business Combinations,” was issued. SFAS 141R replaces SFAS 141 . SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

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

CONTENTS

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

