Form 10-Q/A
period 2009-03-31
China Natural Gas, Inc.
filed 2009-07-20
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No. 1)
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
Tang Xing Road , Xian High Tech Area
Xian, Shaanxi Province, China
(Address of principal executive offices)
710065
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐ No ☒

 Number of shares of Common Stock outstanding as of May 4, 2009: 14,600,154

EXPLANATORY NOTE

We are filing this Amendment No.1 on Form 10-Q/A, or this Amendment, to amend certain sections in our Form 10-Q for the three months ended March 31, 2009, originally filed on May 11, 2009 (the "Original Filing"). This Amendment amends Part 1., Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1. Legal Proceedings and Item 6. Exhibits. This Amendment does not otherwise amend the Original Filing. We have also corrected certain minor grammatical or typographical errors throughout this Amendment. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV

China Natural Gas, Inc.

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statements of the results for the interim period presented.  Operating results for the period ended March 31, 2009 are not necessary indicative of the results that may be expected for the year ended December 31, 2009. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K/A.

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

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which are effective on April 28, 2009.  Although this reverse stock split has already occurred under Delaware corporate law, the Company advises that as of April 28 2009, the Company’s common stock on the OTC Bulletin Board (“OTCBB”) does not yet reflect this stock split.  The Company’s common stock trades under the OTCBB ticker symbol, “CHNG” on a pre 1-for-2 reverse stock split basis .

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

(b) Adoption of Stock Option Plan

On March 11, 2009, the board of directors approved by written consent the Company’s stock option plan for its employees, directors and consultants. Pursuant to the plan, the total stock option pool will equal to 10% of the Company’s total shares outstanding as of March 11, 2009. Among the option pool approved, 4% shall be awarded in 2009 and another 4% shall be awarded in 2010, and 2% reserved for future awards. For the 2009 stock option award, the CEO and CFO will be granted total options of 1% and 0.5% of the common shares outstanding for a vesting period of four years.  As Richard Wu has resigned as CFO, the Company granted to his successor, Veronica Chen, options to purchase 150,000 shares of the Company’s common stock, representing approximately 0.5% of the Company’s outstanding shares as of March 11, 2009, with the same terms and conditions as specified in the stock options plan.  10,000 option shares per year will be granted to each non-executive board member and 12,000 option shares per year granted to Audit Committee Chairman. Other senior management and employees will be granted total options of 2.11% of our common shares. The strike price for the options is $2.45 per share. It is the   mutual understanding of the board and the optionee that the 2009 stock option plan shall be effective April 1, 2009.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT

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

Overview

We are a distributor of compressed natural gas ("CNG") in China, which we primarily distribute through our Company-owned CNG fueling stations. As of March 31, 2009, we operated 23 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province. We own our CNG fueling stations while we lease the land upon which our CNG fueling stations operate. For the three months ended March 31, 2009, we sold CNG of 39,294,120  cubic meters through our fueling stations, compared to 30,832,918 cubic meters for the three months ended March 31, 2008. We also transport, distribute and sell piped natural gas to residential and commercial customers in the Xi’an area, including Lantian County, and the districts of Lintong and Baqiao, in Shaanxi province through a high pressure pipeline network of approximately 120 kilometers.

We operate four main business lines:

•	Distribution and sale of compressed natural gas through Company-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (35 stations as of March 31, 2009);

•
Installation, distribution and sale of piped natural gas to residential and commercial customers through Company-owned pipelines. We distributed and sold piped natural gas to 98,754 residential customers as of March 31, 2009;

•
Distribution and sale of gasoline through Company-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (eight of our CNG fueling stations sold gasoline as of March 31, 2009); and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our auto conversion sites.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

On October 24, 2006, our variable interest entity, Xi'an Xilan Natural Gas Co., Ltd. ("XXNGC"), formed a wholly-owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd. ("SJLNG"), for the purpose of constructing a liquefied natural gas ("LNG") facility to be located in Jingbian, Shaanxi province. We plan to invest approximately $45 million to construct this facility, a portion of which was funded through the sale of senior notes to Abax Lotus Ltd., and the remainder of which will be funded by our cash flows from operations. The LNG plant is under construction and is expected to be completed and fully operational by the end of 2009. Once completed, the plant is expected to have a LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

We had total revenues of $18,527,666 and $14,025,674 for the three months ended March 31, 2009 and 2008, respectively.  We had net income of $4,201,623 and $2,808,571 for the three months ended March 31, 2009 and 2008, respectively.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG fueling station business in our target markets. Our revenue increased by 32.1% during the three months ended March 31, 2009, from the March 31, 2008, largely because of the addition of 9 new CNG fueling stations. As of March 31, 2009, we operated 35 CNG fueling stations in total and, in Shaanxi alone, we operated 23 CNG fueling stations. We believe we are the largest provider of CNG fueling stations in Xi’an, one of our core target markets for CNG. As of March 31, 2009, we operated 12 CNG fueling stations in Henan province, another of our core target markets. The successful expansion of our CNG fueling station business in Xi’an and Henan province has been a significant factor driving our revenue growth and results of operations for the period reviewed. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

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

Government policies encouraging the adoption of cleaner burning fuels.  Our results of operations for the periods reviewed have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas for vehicles. As an enterprise engaged in the natural gas industry, our VIE benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas in various policy pronouncements such as by officially including CNG/gasoline hybrid vehicles in the country's "encouraged development" category. These policies have benefited our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we expand into the LNG business, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technology.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the period ended March 31, 2009. The estimated net operating loss carry forwards for United States income tax purposes amounted to $4,262,057 and $3,378,131 at March 31, 2009 and December 31, 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at March 31, 2009.

The PRC

Our subsidiary, VIE and its subsidiaries operate in China.  Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western portions of China such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Xilan Equipment, SJLNG, XXABC, HXNGC and LBNGC are subject to the 25% PRC income tax rate. Our effective income tax rate for the three months ended March 31, 2009 and 2008 were approximately 19% and 20%, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:

The following table represents the consolidated operating results for the three month period ended March 31, 2009 and 2008:

Revenue:

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

Overall: Total revenue for the three months ended March 31, 2009 increased to $18,527,666 from $14,025,674 for the three months ended March 31, 2008, an increase of $4,501,992 or 32.1%. This increase was mainly due to the addition of 9 new Company operated fueling stations as well as an increase in the number of residential and commercial pipeline customers to 98,754 as of March 31, 2009 from 90,269 as of March 31, 2008. We sold natural gas of 42,283,144 cubic meters during the three months ended March 31, 2009, compared to 33,562,818 cubic meters during the three months ended March 31, 2008. For the three months ended March 31, 2009, 87.1% of our revenue was generated from the sale of natural gas and gasoline, and the other 12.9% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations: Natural gas revenue from our fueling stations increased by 32.5%, or $3,498,694, to $14,257,925 during the three months ended March 31, 2009, from $10,759,231 during the three months ended March 31, 2008, and contributed to 77.0% of our total revenue, which was the largest among our four major business lines. During the three months ended March 31, 2009, we sold compressed natural gas of 39,294,120 cubic meters, compared to 30,832,918 cubic meters during the three months ended March 31, 2008 through our fueling stations. In terms of average station sales value and volume, in the three months ended March 31, 2009, we sold approximately 407,916 and 1,122,689 cubic meters of compressed natural gas per station, compared to approximately 429,901 and 1,185,881 cubic meters in the three months ended March 31, 2008. The reason for the decline in per station sales was due to the construction of main subway lines in Xi'an, which caused certain bus routes to deviate from our stations.  Unit selling price remained stable at $0.36 during the three months ended March 31, 2009.

Natural Gas from Pipelines:  Natural gas revenue from our pipelines increased by 20.8%, or $121,807, to $707,895 during the three months ended March 31, 2009, from $586,088 during the three months ended March 31, 2008, and contributed to 3.8% of our total revenue. As of March 31, 2009, the Company had 98,754 pipeline customers, an increase of 8,485 customers comparing to as of March 31, 2008.  We also sold 2,989,024 cubic meters of natural gas through our pipelines during the three months ended March 31, 2009, compared to 2,729,900 cubic meters during the three months ended March 31, 2008.

Gasoline: Revenue from gasoline sales increased by 3.9%, or $43,648, to $1,174,398 during the three months ended March 31, 2009, from $1,130,750 during the three months ended March 31, 2008, and contributed 6.3% to our total revenue.

Installation Services: Revenue from installation services increased by 77.6%, or $830,864, to $1,901,034 during the three months ended March 31, 2009, from $1,070,170 during the three months ended March 31, 2008, and contributed 10.3% to our total revenue. Installation services to our top four customers contributed to 58.1%, 16.8%, 13.9% and 8.6% of our installation revenue for the three months ended March 31, 2009.

Auto Conversion Services: Revenue from our auto conversion division increased by 1.5%, or $6,979, to $486,414 during the three months ended March 31, 2009, from $479,435 during the three months ended March 31, 2008, and contributed 2.6% to our total revenue.

Cost of Revenue:

The following table sets forth our cost of revenue for the periods indicated:

	March 31, 2009	March 31, 2008	Increase in dollar amount	Increase in percentage
Natural gas from filling stations	$6,244,441	$5,756,275	$488,166	8.48%

Natural gas from pipelines	502,489	425,999	76,490	17.96%

Gasoline	1,130,057	1,068,037	62,020	5.81%

Installation	722,862	394,231	328,631	83.36%

Auto conversion	294,165	292,656	1,509	0.52%

Total	$8,894,014	$7,937,198	$956,816	12.05%

Overall: Our cost of revenue consists of the cost of natural gas and gasoline sold, installation and other costs. Cost of natural gas and gasoline sold consists of the cost of purchase from our suppliers. Cost of installation and other costs include certain expenditures for the connection of customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Our cost of revenue for the three months ended March 31, 2009 was $8,894,014, an increase of $956,816, or 12.1%, from $7,937,198 for the three months ended March 31, 2008, while our revenue increased by 32.1% during the same period.

Natural Gas from Fueling Stations: Cost of revenue of our natural gas for our fueling stations increased by 8.5%, or $488,166, to $6,244,441 during the three months ended March 31, 2009, as compared to $5,756,275 for the three months ended March 31, 2008. The low growth rate for cost of natural gas for our fueling stations was primarily due to the decrease of procurement price in coal bed methane as we obtained better term in 2009 with one of our major supplier in Henan province that reduced our unit cost by approximately 35% during the three months ended March 31, 2009.

Natural Gas from Pipelines: Cost of revenue of our natural gas sold through our pipelines increased by 18.0%, or $76,490, to $502,489 during the three months ended March 31, 2009, as compared to $425,999 during the three months ended March 31, 2008, which was in line with the sales growth.

Gasoline: Cost of our gasoline revenue increased by 5.8%, to $1,130,057 during the three months ended March 31, 2009, from $1,068,037 for the three months ended March 31, 2008.

Installation Services: Cost of revenue from our installation services increased by 83.4%, or $328,631, to $722,862 during the three months ended March 31, 2009, as compared to $394,231 during the three months ended March 31, 2008, as a result of the increase of pipeline customers.

Auto Conversion Services: Cost of our auto conversion revenue increased by 0.5%, or $1,509, to $294,165 during the three months ended March 31, 2009, as compared to $292,656 during the three months ended March 31, 2008.

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

We earned a gross profit of $9,633,652 for the three months ended March 31, 2009, an increase of $3,545,176 or 58.2%, compared to $6,088,476 for the three months ended March 31, 2008. The increase in gross profit was due to the increase in natural gas, gasoline sales and installation revenues in the first quarter of 2009, supported by effective cost of revenue controls.

Gross Margin:

Gross margin for natural gas sold through our fueling stations increased from 46.6% in the three months ended March 31, 2008 to 56.2% in the three months ended March 31, 2009, due to lower coal bed methane procurement cost. Gross margin for natural gas sold through pipelines was 29.0% during the three months ended March 31, 2009, and increased slightly as compared to 27.3% during the three months ended March 31, 2008. Gross margin for gasoline sales decreased from 5.6% during the three months ended March 31, 2008 to 3.8% during the three months ended March 31, 2009, due to the decrease of gasoline retail price. Gross margin for our installation and auto conversion businesses were 62.0% and 39.5% during the three months ended March 31, 2009, respectively, and remained flat compared to 63.2% and 39.0% during the three months ended March 31, 2008. Due to the lower natural gas procurement cost, our total gross margin increased from 43.4% for the three months ended March 31, 2008 to 52.0% for the three months ended March 31, 2009.

Operating Expenses:

We incurred operating expenses of $4,006,149 for the three months ended March 31, 2009, an increase of $1,725,210 or 75.6%, compared to $2,280,939 for the three months ended March 31, 2008. Sales and marketing costs increased 73.2% from $1,341,614 for the three months ended March 31, 2008 to $2,324,228 for the three months ended March 31, 2009, primarily as a result of expenses related to the acquisition of Lingbao Natural Gas, Co., as well as expenses related to 9 newly added stations since the second quarter of 2008. In addition, we also increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased from $939,325 for the three months ended March 31, 2008 to $1,681,921 for the three months ended March 31, 2009 due to our acquisition of Lingbao Natural Gas, Co and we have begun to depreciate its plant and equipments in 2009, as well as professional service fees for the SOX 404 Project. The transportation cost per million cubic meters of natural gas during the three months ended March 31, 2009 was approximately $3,035.

Income from Operations and Operating Margin:

For the foregoing reasons, income from operations increased by $1,819,966, or 47.8%, to $5,627,503 for the three months ended March 31, 2009, from $3,807,537 for the three months ended March 31, 2008.  Our operating margin for the three months ended March 31, 2009 was 30.4%, compared to 27.1% for the three months ended March 31, 2008.

Non-Operating Income (Expense):

Our non-operating expense increased by $117,123, or 37.6%, to $428,624 for the three months ended March 31, 2009, from $311,501 for the three months ended March 31, 2008, primarily due to an increase in our interest expense and an increase in our foreign currency exchange loss.

Provision for Income Tax:

Income tax was $997,256 for the three months ended March 31, 2009, as compared to $687,465 for the three months ended March 31, 2008 which is in line with the sales growth.

Net Income :

Based on the foregoing, net income increased to $4,201,623 for the three months ended March 31, 2009, an increase of $1,393,052, or 49.6%, from $2,808,571 for the three months ended March 31, 2008. Net margin increased from 20.0% during the three months ended March 31, 2008 to 22.7% during the three months ended March 31, 2009. Increase in net income as well as the improvement in net margin attributed to our increased revenues, supported by lower natural gas procurement prices.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity have consisted of cash generated from our operations and equity financing. In 2008, we sold senior notes with a face value of $40 million to Abax Lotus Ltd. Our principal uses of cash have been, and are expected to continue to be, for operational purposes as well as for constructing and acquiring natural gas fueling stations and constructing our LNG plant.

As of March 31, 2009, the Company had $9,058,361 of cash and cash equivalents on hand compared to $41,254,130 of cash and cash equivalents as of March 31, 2008. The decrease was primarily attributable to the sale of senior notes to Abax Lotus Ltd. in the amount of $40,000,000 during the three months ended March 31, 2008.

Net cash provided by operating activities was $6,238,521 for the three months ended March 31, 2009 compared to net cash provided by operations of $3,502,371 for the three months ended March 31, 2008. The primary reason for the change was due to the increase in net income, adjusted for non-cash expenses items of $5,618,269 and change in working capital of $620,252.

Net cash used investing activities decreased from $14,052,537 during the three months ended March 31, 2008 to $3,028,317 for the same period in 2009 primarily because of the prepayment to equipment suppliers of the LNG plant and additions to our construction in progress.

We had no net cash provided by financing activities for the three months ended March 31, 2009, compared to net cash provided by financing activities of $37,877,491 during the three months ended March 31, 2008, due to the sale of senior notes to Abax Lotus Ltd..

The Company paid $2,979,011 for the LNG processing plant as a prepayment on equipment as well as addition to construction in progress during the three months ended March 31, 2009.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash from financing activities, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the USD will remain stable. Inflation has not had a material impact on our business.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CAPITAL EXPENDITURES

Our planned capital expenditures as of March 31, 2009 were $13,600,000, which we expect to be incurred in connection with the construction of our LNG facility and the acquisition of additional CNG fueling stations. To the extent we engage in additional projects in the near future and to the extent we do not have sufficient internal financial resources to fund capital expenditures associated with such projects, we will need to obtain additional financing to fund such capital expenditures from third party sources, including from the capital markets.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	40,000	-	6,667	33,333	$-
Other Long-Term Liabilities Reflected on Company's Balance Sheet	17,500	-	-	-	17,500	(1)
Total	57,500	-	6,667	33,333	$17,500

Note:

(1)
The $17,500,000 reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. If Abax does not exercise the warrants by January 29, 2015, Abax will be entitled to require that we purchase the warrants for $17,500,000 at that time.

COMMITMENTS AND CONTINGENCIES

Lease Commitments

We recognize lease expense on a straight-line basis over the term of the lease in accordance to FAS 13, “Accounting for leases.” We entered into series of long-term lease agreements with outside parties to lease land use right to the self-built natural gas fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. We make annual prepayment for most lease agreements.  We also entered into two office leases in Xian, PRC and New York, NY.  The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2009	$910,308
Year ending December 31, 2010	1,208,556
Year ending December 31, 2011	1,204,212
Year ending December 31, 2012	1,131,931
Year ending December 31, 2013	1,052,520
Thereafter	6,936,959
Total	$12,444,486

For the three months ended March 31, 2009 and 2008, the land use right and office lease expenses were $392,081 and $ 63,247, respectively.

Property and Equipment

On January 25, 2008, we entered into a contract with Chemtex International Inc. ("Chemtex") to acquire certain exclusive rights relating to the technical know-how and designing of our LNG plant and LNG storage tank in Jingbian county, Shaanxi province, China, in the total amount of $9,500,000.  On April 13, 2008, our subsidiary, XXNGC, entered into a contract with Chemtex to purchase equipment supply for the LNG plant and LNG storage tank in the total amount of $13,700,000 (the "Chemtex Purchase Agreement"). The $13,700,000 purchase price was reduced to $13,100,000 under an amendment to the Chemtex Purchase Agreement with Chemtex in September 2008.  On May 16, 2008, SJLNG entered into an agreement with Hebei Tongchan Import and Export Co. Ltd. ("Hebei") and agreed that Hebei will act as the trade agency for SJLNG. On June 18, 2008, XXNGC amended the April 13, 2008 with Chemtex and assigned Hebei to purchase the LNG equipment for the LNG plant and LNG storage tank and Hebei succeeded the rights and obligations of XXNGC under Chemtex Purchase Agreement.

As of March 31, 2009, we advanced $6,299,500 to Hebei and the future commitment for equipment is $7,400,500.

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

Legal Proceedings

In 2007, Xiang Ji, one of our shareholders, and son of our CEO, Qinan Ji, filed a lawsuit against Bodisen in the Chinese court system in Shaanxi province contesting the validity of Bodisen’s ownership of 2,063,768 shares of our common stock. Bodisen obtained these shares in September 2005 through a share transfer agreement with Xiang Ji and asserted that it had fully performed its obligations under the agreement and was entitled to own the shares. On January 15, 2008, Xiang Ji filed another lawsuit against Bodisen in the State of Utah District Court, Salt Lake County, seeking to prevent Bodisen from selling the 2,063,768 shares it holds in the Company. Xiang Ji obtained an order from the Utah court provisionally preventing Bodisen from selling the shares pending a decision on the merits of the underlying dispute. In May 2009, Xiang Ji and Bodisen entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Bodisen in the State of Utah District Court, Salt Lake County, and Bodisen agreed to sell back to Xiang Ji the 2,063,768 shares.  We believe that the dispute between Xiang Ji and Bodisen will be resolved in accordance with the settlement agreement and will not have a materially adverse effect on our financial condition or our results of operations.

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

FOREIGN CURRENCY TRANSLATIONS

As of March 31, 2009 and December 31, 2008, our accounts were maintained, and our consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."  In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity at March 31, 2009 were translated RMB6.83 to $1.00 as compared to RMB6.82 at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2009 and 2008 were RMB6.83 and RMB7.15 to $1.00, respectively.

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

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Our management determined that all receivables are good and there is no need for a bad debt reserve as of March 31, 2009.

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

Effective January 1, 2009, we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

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

The Company has inadequate controls over the treasury cycle. The Company has not established procedures on collection of cash from the gas stations to the headquarter and distribution of cash between operating cash flow and deposit into banks. The Company also lacks adequate controls over its daily cash transaction and recording.

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

In 2007, Xiang Ji, one of our shareholders, and son of our CEO, Qinan Ji, filed a lawsuit against Yangling Bodisen Biotech Development Co. (“Bodisen”) in the Chinese court system in Shaanxi province contesting the validity of Bodisen’s ownership of 2,063,768 shares of our common stock. Bodisen obtained these shares in September 2005 through a share transfer agreement with Xiang Ji and asserted that it had fully performed its obligations under the agreement and was entitled to own the shares. In January 2008, Xiang Ji filed another lawsuit against Bodisen in the State of Utah District Court, Salt Lake County, seeking to prevent Bodisen from selling the 2,063,768 shares it holds in the Company. Xiang Ji obtained an order from the Utah court provisionally preventing Bodisen from selling the shares pending a decision on the merits of the underlying dispute. In May 2009, Xiang Ji and Bodisen entered into a settlement agreement through mediation in the Supreme Court of Shanxi province. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Bodisen in the State of Utah District Court, Salt Lake County, and Bodisen agreed to sell back to Xiang Ji the 2,063,768 shares.  We are confident that the dispute between Xiang Ji will be successfully resolved and will not have a material adverse effect on its financial condition or its results of operations.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K/A filed on July 20, 2009. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K/A may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None

Item 6.   Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit

10.1*	Employment Agreement of Chief Financial Officer Veronica Chen, dated May 1, 2009

10.2*	Form of Employee Stock Option Agreement, 2009 Employee Stock Option and Stock Award Plan.

10.3*	Form of 2009 Employee Stock Option and Stock Award Plan.

10.4*	Employment Agreement of Chief Executive Officer Qinan Ji, dated January 1, 2009.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
*Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Natural Gas, Inc.

July 20, 2009	By:	/s/ Qinan Ji
Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

July 20, 2009	By:	/s/ Veronica Chen
Veronica Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)