Form 10-Q
period 2009-06-30
China Natural Gas, Inc.
filed 2009-08-10
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to __________

000-31539
(Commission file number)

CHINA NATURAL GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0231607
(State or other jurisdiction of incorporation or organization)	(IRS Employer of Identification No.)

19th Floor, Building B, Van Metropolis
Tang Yan Road, Hi-Tech Zone
Xi’an, 710065, Shaanxi Province, China
(Address of principal executive offices)

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
Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Number of shares of Common Stock outstanding as of August 1, 2009: 14,600,154
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☒

China Natural Gas, Inc.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December, 31
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$9,701,176	$5,854,383
Accounts receivable	979,179	906,042
Other receivable - employee advances	152,813	332,263
Inventories	1,196,791	519,739
Advances to suppliers	1,105,243	837,592
Prepaid expense and other current assets	558,868	838,294
Loan receivable	293,000	293,400
Total current assets	13,987,070	9,581,713

PROPERTY AND EQUIPMENT, NET	73,104,770	76,028,272
CONSTRUCTION IN PROGRESS	33,644,992	22,061,414
DEFERRED FINANCING COSTS	1,541,914	1,746,830
OTHER ASSETS	9,021,067	8,844,062

TOTAL ASSETS	$131,299,813	$118,262,291

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,621,773	$800,013
Other payables	197,161	124,151
Unearned revenue	1,969,317	944,402
Accrued interest	1,237,778	861,114
Taxes payable	2,166,889	1,862,585
Total current liabilities	7,192,918	4,592,265

LONG TERM LIABILITIES:
Notes payable, net of discount of $14,167,334 and $15,478,395 as of
June 30, 2009 and December 31, 2008, respectively	25,832,666	24,521,605
Redeemable liabilities - warrants	17,500,000	17,500,000
Derivative liabilities - warrants	2,130,091	-
Total long term liabilities	45,462,757	42,021,605

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued		-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 14,600,154 shares
issued and outstanding at June 30, 2009 and December 31, 2008	1,460	1,460
Additional paid-in capital	25,357,254	32,115,043
Cumulative translation adjustment	8,505,948	8,661,060
Statutory reserves	4,880,681	3,730,083
Retained earnings	39,898,795	27,140,775
Total stockholders' equity	78,644,138	71,648,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$131,299,813	$118,262,291
The accompanying notes are an integral part of these statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Revenue
Natural gas revenue	$15,720,679	$13,794,866	$30,686,498	$25,140,185
Gasoline revenue	1,633,016	1,148,097	2,807,414	2,278,847
Installation and other	3,388,825	1,947,523	5,776,274	3,497,128
Total revenue	20,742,520	16,890,486	39,270,186	30,916,160

Cost of revenue
Natural gas cost	7,490,518	7,214,469	14,237,447	13,396,743
Gasoline cost	1,529,752	1,054,978	2,659,809	2,123,015
Installation and other	1,444,060	955,276	2,461,088	1,642,163
Total cost of revenue	10,464,330	9,224,723	19,358,344	17,161,921

Gross profit	10,278,190	7,665,763	19,911,,842	13,754,239

Operating expenses
Selling expenses	2,331,739	1,568,674	4,655,967	2,910,288
General and administrative expenses	1,182,399	1,040,000	2,864,320	1,979,325

Total operating expenses	3,514,138	2,608,674	7,520,287	4,889,613

Income from operations	6,764,052	5,057,089	12,391,555	8,864,626

Non-operating income (expense)
Interest income	7,784	51,476	16,692	106,761
Interest expense	(388,618)	(676,569)	(970,110)	(1,036,229)
Other income (expense), net	(20,926)	(3,600)	(23,229)	(10,726)
Change in fair value of warrants	(1,312,834)	-	(1,115,783)	-
Foreign currency exchange loss	(19)	(52,831)	(50,807)	(52,831)
Total non-operating expense	(1,714,613)	(681,524)	(2,143,237)	(993,025)

Income before income tax	5,049,439	4,375,565	10,248,318	7,871,601

Provision for income tax	1,186,683	862,673	2,183,939	1,550,138

Net income	3,862,756	3,512,892	8,064,379	6,321,463

Other comprehensive income
Foreign currency translation gain (loss)	(2,997)	1,494,722	(155,112)	3,797,724
Comprehensive income	$3,859,759	$5,007,614	$7,909,267	$10,119,187

Weighted average shares outstanding
Basic	14,600,154	14,600,154	14,600,154	14,600,154
Diluted	14,726,647	14,661,748	14,600,154	14,664,867

Earnings per share
Basic	$0.26	$0.24	$0.55	$0.43
Diluted	$0.26	$0.24	$0.55	$0.43

The accompanying notes are an integral part of these statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,064,379	$6,321,463
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,782,209	1,358,378
Loss on disposal of equipment	21,370	12,134
Amortization of discount on senior notes	217,196	459,473
Amortization of financing costs	52,435	122,592
Stock based compensation	100,758	38,896
Change in fair value of warrants	1,115,783	-
Change in assets and liabilities:
Accounts receivable	(74,409)	(513,994)
Other receivable - employee advances	109,963	101,267
Inventories	(487,908)	(269,136)
Advances to suppliers	(268,922)	(279,741)
Prepaid expense and other current assets	157,372	(637,244)
Accounts payable and accrued liabilities	822,997	(11,440)
Other payables	73,210	8,525
Unearned revenue	1,026,693	530,551
Accrued interest	376,664	454,164
Taxes payable	306,975	430,244
Net cash provided by operating activities	14,396,765	8,126,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,033)	(12,471,764)
Proceeds from sales of property and equipment	41,305	-
Proceeds from short term investments	-	246,802
Additions to construction in progress	(10,372,858)	(11,736,887)
Change in prepayment on long term assets	(110,836)	(3,559,485)
Return of acquisition deposit	449,910
Payment for intangible assets	(66,971)	-
Payment for land use rights	(463,870)	(36,341)
Increase in stockholder receivable	-	(2,836,800)
Net cash used in investing activities	(10,544,353)	(30,394,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes	-	40,000,000
Payment for offering costs	-	(2,122,509)
Net cash provided by financing activities	-	37,877,491

Effect of exchange rate changes on cash and cash equivalents	(5,619)	279,438

NET INCREASE IN CASH & CASH EQUIVALENTS	3,846,793	15,888,586

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,854,383	13,291,729

CASH & CASH EQUIVALENTS, END OF PERIOD	$9,701,176	$29,180,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$237,641	$-
Income taxes paid	$1,934,887	$1,203,048

The accompanying notes are an integral part of these statements

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009
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

On October 2, 2008, China Natural Gas, Inc. (the “Company”) through its wholly-owned subsidiary, XXNGC, entered into an Equity Ownership Transfer Agreement (the “Acquisition Agreement”) with Lingbao Yuxi Natural Gas Co., Ltd. (“LBNGC”) and the shareholders of LBNGC (the “Sellers”).  Pursuant to the term of the Acquisition Agreement, XXNGC acquired for cash consideration of approximately $19,604,200 (RMB 134 million), 100% of all outstanding registered equity interest in LBNGC and all assets held by LBNGC, including the land use right to 0.44 acres and all of LBNGC’s local business’ exclusive operating rights. LBNGC owns the exclusive rights to operate CNG fueling stations and pipelines in Lingbao City. In conjunction with this acquisition, XXNGC has also secured an abundant supply of natural gas to support its future expansion in the Henan province. The Acquisition Agreement was fully executed in November, 2008.

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statements of the results for the interim period presented.  Operating results for the period ended June 30, 2009 are not necessary indicative of the results that may be expected for the year ended December 31, 2009. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K/A.

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

Foreign Currency Translation

As of June 30, 2009 and December 31, 2008, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."  In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amount related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity at June 30, 2009, were translated 6.83 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2009 and 2008, were 6.82 RMB and 7.05 RMB to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of June 30, 2009 and December 31, 2008, the Company had total deposits of $9,528,913 and $5,604,383 without insurance coverage.  And as of June 30, 2009 and December 31, 2008, the Company had deposits in the United States of $0 and $1,273,639 in excess of federally insured limits, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts Receivable

Accounts and other receivable are netted against an allowance for uncollectible accounts, as needed.  The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis in the period of the related sales. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company’s management has determined that all receivables are collectible and there is no need for an allowance for uncollectible accounts as of June 30, 2009, and December 31, 2008.

Other Receivable – Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions are performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of June 30, 2009 and December 31, 2008, no allowance for the uncollectible accounts was deemed necessary.

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market.  Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the construction of pipelines and material used in repairing and modifying vehicles.  Inventory also consists of gasoline.

The following are the details of the inventories:

	June 30, 2009 (Unaudited)	December 31, 2008
Materials and supplies	$829,466	$318,069
Gasoline	367,325	201,670
	$1,196,791	$519,739

Advances to Suppliers

The Company advances to certain vendors for purchase of its materials. The advances are interest-free and unsecured.

Loan Receivable

Loan receivable consists of the following:
	June 30, 2009 (Unaudited)	December 31, 2008
Shanxi Yuojin Mining Company, due on November 26, 2008, extended to November 30, 2009, annual interest at 6.57%	$293,000	$293,400

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	June 30, 2009 (Unaudited)	December 31, 2008
Office equipment	$422,892	$412,490
Operating equipment	59,396,860	59,473,283
Vehicles	2,295,579	2,414,756
Buildings and improvements	21,167,110	21,190,599
Total property and equipment	83,282,441	83,491,128
Less accumulated depreciation	(10,177,671)	(7,462,856)
Property and equipment, net	$73,104,770	$76,028,272

Depreciation expense for the three months ended June 30, 2009 and 2008 was $1,390,017 and $701,854, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $2,779,582 and $1,358,378, respectively.

Construction in Progress

Construction in progress (“CIP”) consists of the cost of constructing property and equipment for the Company’s gas stations and a new project of processing, distribution and sale of LNG. The major cost of construction in progress relates to technology licensing fees, equipment purchase, land use rights requisition cost, capitalized interest and other construction fees.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.  Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

As of June 30, 2009 and December 31, 2008, the company had construction in progress in the amount of $33,644,992 and 22,061,414, respectively. Interest cost capitalized into construction in progress for the three months ended June 30, 2009 and 2008, amounted to $1,172,547 and $491,856, respectively. Interest cost capitalized into construction in progress for the six months ended June 30, 2009 and 2008, amounted to $2,030,926 and $682,504, respectively

Construction in progress at June 30, 2009 consisted of the following:

No.	Project Description	Location	June 30, 2009 (Unaudited)	Commencement date	Expected completion date	Estimated additional cost to be completed
1	Jingbian LNG	JBLNG	$26,794,348	Dec-06	Dec-09	$13,000,000
2	Shuan Fu mother station	HXNGC	722,802	Jul-08	Jun-11	6,680,000
3	Zijing Energy mother station	XXNGC	4,087,998	Sep-08	May-11	3,440,000
4	Xi'an Cangsheng mother station	XXNGC	1,835,428	Sep-08	May-11	3,220,000
5	Other CIP projects	XXNGC	204,416	Various	Oct-09	2,250,000
			$33,644,992			$28,590,000

Long-Lived Assets

The Company applies the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to all long lived assets. SFAS 144 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company evaluates at least annually, more often when circumstances require, the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of June 30, 2009, there were no significant impairments of its long-lived assets.

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

Fair Value of Financial Instruments

FAS 107, “Disclosure About Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure of applicable financial instruments.  FAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5,844,239 to beginning retained earnings and $1,014,308 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $2,130,091 on June 30, 2009. The Company recognized a $1,312,834 loss from the change in fair value of the three months ended June 30, 2009. The Company recognized a $1,115,783 loss from the change in fair value of warrants for the six months ended June 30, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	3.32	3.82
Risk-free interest rate	1.50%	1.13%
Expected volatility	90%	90%

Expected volatility is based on historical volatility.  Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009.

	Carrying Value at June 30, 2009 (Unaudited)	Fair Value Measurement at June 30, 2009 (Unaudited)
		Level 1	Level 2	Level 3
Senior notes	$25,832,666	$-	$-	$34,660,250
Redeemable liability - warrants	17,500,000	-	-	14,911,024
Derivative liability - warrants	2,130,091	-	2,130,091	-
Total liability measured at fair value	$45,462,757	$-	$2,130,091	$49,571,274

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and six months ended June 30, 2009 and 2008, were insignificant.

Stock-Based Compensation

The Company records and reports stock-based compensation pursuant to SFAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and EITF 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income Taxes

The Company utilizes SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2009 and December 31, 2008, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s consolidated financial statements.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax provision (credit) at statutory rate	34%	34%	34%	34%
Foreign tax rate difference	(9)%	(9)%	(9)%	(9)%
Effect of favorable tax rate	(9)%	(10)%	(9)%	(10)%
Other item (1)	8%	5%	5%	5%
Total provision for income taxes	24%	20%	21%	20%

(1)  The 8% represents $2,198,394 in expenses incurred by CHNG are not deductible in PRC for the three months ended June 30, 2009. The 5% represents $1,573,125 expenses incurred by CHNG that are not deductible in PRC for the three months ended June 30, 2008. The 5% represents $3,124,589 in expenses incurred by CHNG that are not deductible in PRC for the six months ended June 30, 2009. The 5% represents $2,578,448 expenses incurred by CHNG that are not deductible in PRC for the six months ended June 30, 2008.

The estimated tax savings for the three months ended June 30, 2009 and 2008, amounted to approximately $721,445 and $531,372, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the three months ended June 30, 2009 and 2008, from $0.26 to $0.21 and $0.24 to $0.20, respectively.

The estimated tax savings for the six months ended June 30, 2009 and 2008, amounted to approximately $1,231,776 and $933,423, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the six months ended June 30, 2009 and 2008, from $0.55 to $0.47 and $0.43 to $0.37, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended June 30, 2009. The estimated net operating loss carry forwards for United States income tax purposes amounted to $1,913,731 and $1,657,473 as of June 30, 2009 and December 31, 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2009. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follow:

	Six months ended	Year ended
	June 30, 2009	December 31, 2008
Valuation allowance	(Unaudited)
Balance, beginning of period	$563,541	$322,614
Increase	87,128	240,927
Balance, end of period	$650,669	$563,541

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $26,324,000 as of June 30, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

All revenues from SXABC are subject to a Chinese VAT at a rate of 6%. This VAT cannot offset with VAT paid for materials included in the cost of revenues.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS 128, “Earnings per share”. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which were effective on April 28, 2009.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period’s presentation. These reclassifications had no material effect on net income or cash flows as previously reported.

Recently issued accounting pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 166”) [ASC 860]. FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 3 – Other Assets

Other assets consisted of the following:

	June 30,	December 31,
	2009	2008
	Unaudited
Prepaid rent – natural gas stations	$376,986	$272,635
Prepayment for acquiring land use right	1,421,050	1,060,675
Advances on purchasing equipment and construction in progress	6,527,098	6,427,974
Refundable security deposits	530,063	981,083
Others	165,870	101,695
Total	$9,021,067	$8,844,062

All land in the PRC is government owned.  However, the government grants users land use rights.  As of June 30, 2009 and December 31, 2008, the Company prepaid $1,421,050 (unaudited) and $1,060,675, respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not yet been granted to the Company. Therefore, the Company did not amortize the prepaid land use rights.

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

The Senior Notes were issued pursuant to an indenture between the Company and DB Trustees (Hong Kong) Limited, as trustee, at the closing. The Senior Notes will mature on January 30, 2014 and will initially bear interest at the stated interest rate of 5.00% per annum, subject to an increase in the event of certain circumstances. The Company is required to make mandatory prepayments on the Senior Notes on the following dates and in the following amounts, expressed as a percentage of the aggregate principal amount of Notes that will be outstanding on the first such payment date:

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

The indenture requires the Company to pay additional interest at the rate of 3.0% per annum of the Senior Notes if the Company has not obtained a listing of its common stock on the Nasdaq Global Market, the Nasdaq Capital Market or the New York Stock Exchange by January 29, 2009 and maintained such listing continuously thereafter as long as the Senior Notes are outstanding. As of January 29, 2009, the Company has not obtained a listing of its common stock on the market stated in the agreement. However, the Company obtained a three-month waiver from AMAX for the additional interest payment. The waiver gives the Company three more months until April 28, 2009 to achieve the uplisting status. By the end of the extended period, if the Company can’t get its stock uplisted, the Company would try to get another waiver or the Company will have to pay an additional interest at the rate of 3.0% starting January 30, 2009. The Company wasn’t approved to be listed on Nasdaq market until May 2009. As of the reporting date, the Company didn’t obtain another formal waiver but reached an agreement with the lender that the three months interest can be waived with contingency condition.  For the three months and six months ended June 30, 2009, the Company has recognized the additional interest payment amounted to $203,334 and $406,667, respectively.  As of June 30, 2009, none of the payment has been paid as the Company is in the processing of settling this payment.

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

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes.  For the three months ended June 30, 2009 and 2008, the Company amortized $13,857 and $66,322 of the aforesaid issuance costs, net of capitalized interest. For the six months ended June 30, 2009 and 2008, the Company amortized $52,435 and $122,592 of the aforesaid issuance costs, net of capitalized interest.

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

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security.  If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000.  This amount is shown as a debt discount and is being amortized over the term of the Senior Notes.  For the three months ended June 30, 2009 and 2008, the Company amortized $46,484 and $312,810 of the aforesaid discounts, net of capitalized interest. For the six months ended June 30, 2009 and 2008, the Company amortized $217,196 and $459,473 of the aforesaid discounts, net of capitalized interest.

The warrants have been determined to be derivative liabilities instruments because there is a required redemption requirement if the holder does not exercise the Warrants.  However, the warrants are not required to be valued at fair value, rather, to be at its undiscounted redemption amount of $17.5 million according to FAS 150.

Note 5 – Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	544,242	$13.10	376,977
Granted	1,450,000	$14.74	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	1,994,242	$14.28	-
Granted	-	-	-
Forfeited	(160,588)	$7.20	-
Exercised	-	-	-
Outstanding, June 30, 2009 (Unaudited)	1,833,654	$8.93	2,871,569

Following is a summary of the status of warrants outstanding at June 30, 2009 (Unaudited):

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	5.58
$14.86	383,654	3.09
$8.93	1,833,654	5.06

Note 6 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations.  The Company contributes 100RMB per employee per month to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14% of the current salary expense. The total contribution for the above plan was $33,891 and $0 for the three months ended June 30, 2009 and 2008, respectively.  The total contribution for the above plan was $81,079 and $0 for the six months ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $53,831,675.

Note 8 – Accounting for stock-based compensation

1) Options from CEO to pay for certain Company’s legal expenses

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

The Company used the Black-Sholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $14,842 and $38,896 of compensation expense was recorded during the three months ended June 30, 2009 and 2008, respectively. $29,685 and $38,896 of compensation expense were recorded during the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, approximately $102,874 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 1.25 years.

2) 2009 stock option plan

On March 11, 2009, the board of directors approved by written consent the Company’s stock option plan for its employees, directors and consultants. Pursuant to the plan, the total stock option pool will equal to 10% of the Company’s total shares outstanding as of March 11, 2009. Among the option pool approved, 4% shall be awarded in 2009 and another 4% shall be awarded in 2010, and 2% reserved for future awards. For the 2009 stock option award, the CEO and CFO were granted total options of 1% and 0.6% of the common shares outstanding respectively, 50% as Non-qualified Stock Options (NSO) and 50% as Incentive Stock Awards (ISA), for a vesting period of four years.  As Richard Wu has resigned as CFO, the Company granted to his successor, Veronica Chen, options to purchase 75,000 shares (post-split) of the Company’s common stock, representing approximately 0.5% of the Company’s outstanding shares as of March 11, 2009, with the same terms and conditions as specified in the stock options plan.  5,000 option shares per year will be granted to each non-executive board member and 6,000 option shares per year granted to the Audit Committee Chairman. Other senior management and employees will be granted total options of 2.11% of the Company’s common shares. On April 1, 2009 and May 1, 2009, the Company issued 243,850 and 75,000 stock options, respectively, pursuant to the Company's 2009 employee stock option and stock award plan.  The strike price for the options was $4.90 per share. The stock option has a term of six years and vests evenly over four years starting one year from the issuance date on an annually basis.

The Company used the Black-Sholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using risk-free rates. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $71,073 of compensation expense was recorded during three months and six months ended June 30, 2009.

As of June 30, 2009, approximately $1,066,094 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 3.75 years.
Following is a summary of the Stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	-	-	-
Granted	318,850	$4.9	95,655
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2009 (Unaudited)	318,850	$4.9	1,785,560

Following is a summary of the status of stock options outstanding at June 30, 2009 (unaudited):

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	243,850	5.75	-	-	-
$4.90	75,000	5.84	-	-	-

Note 9 – Earnings per Share

Earnings per share for the periods ended June 30, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

The following demonstrates the calculation for earnings per share for the periods ended June 30, 2009 and 2008:
	For the three months ended		For the six months ended
	June 30,		June 30,
Basic earning per share	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	3,862,756	3,512,892	8,064,379	6,321,463

Weighted shares outstanding-Basic	14,600,154	14,600,154	14,600,154	14,600,154

Earnings per share-Basic	$0.26	$0.24	$0.55	$0.43

Diluted earning per share

Net income	3,862,756	3,512,892	8,064,379	6,321,463

Weighted shares outstanding-Basic	14,600,154	14,600,154	14,600,154	14,600,154
Effect of diluted securities-Warrants	126,493	61,594	-	64,713
Weighted shares outstanding-Diluted	14,726,647	14,661,748	14,600,154	14,664,867

Earnings per share –Diluted	$0.26	$0.24	$0.55	$0.43

At June 30, 2009 and 2008, the Company had outstanding warrants of 1,833,654 and 1,994,242, respectively.  For the three months ended June 30, 2009, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 126,493; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three months ended June 30, 2008, the average stock price was greater than the exercise prices of the 160,588 warrants which resulted in additional weighted average common stock equivalents of 61,594; 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the six months ended June 30, 2009, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the six months ended June 30, 2008, the average stock price was greater than the exercise prices of the 160,588 warrants which resulted in additional weighted average common stock equivalents of 64,713; 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 10 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:
	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numbers of natural gas vendors	4	4	4	4
Percentage of total natural gas purchases	97%	99%	90%	99%

As of June 30, 2009 and December 31, 2008, the Company has $117,200 and $206,811, respectively, payable due to its major suppliers.

The Company maintains long-term natural gas minimum purchase agreements with one of its vendors as of June 30, 2009. There are no minimum purchase requirements by the Company.  Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past three years.

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

Note 11 – Commitments and Contingencies

(a)  Lease Commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to FAS 13, “Accounting for leases.” The Company entered into a series of long-term lease agreements with outside parties to lease land use rights to the self-built Natural Gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most lease agreements.  The Company also entered into two office leases in Xi’an, PRC and New York, NY.  The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2009	$430,734
Year ending December 31, 2010	1,458,518
Year ending December 31, 2011	1,577,171
Year ending December 31, 2012	1,339,207
Year ending December 31, 2013	1,280,490
Thereafter	21,923,925
Total	$28,010,045

For the three months ended June 30, 2009 and 2008, the land use right and office lease expenses were $406,016 and $ 310,698, respectively. For the six months ended June 30, 2009 and 2008, the land use right and office lease expenses were $798,097 and $373,945 respectively.

(b) Property and Equipment

In January 2008, the Company entered into a contract with Chemtex International Inc. to purchase equipment supply for the LNG plant and storage tank located in Jingbian County, Shannxi Province China, in the total amount of $13,700,000. On May 16, 2008, JBLNG entered into an agreement with Hebei Tongchan Import and Export Co. Ltd. (Hebei) and agreed that Hebei will act as the trade agency for JBLNG. On June 16, 2008, the Company entered into an equipment supply contract with Chemtex International Inc. to supply imported equipment for a LNG plant and a storage tank to be built by Jingbian Xilan LNG Co. Ltd. As of June 30, 2009, the Company advanced $6,299,500 to the trade agency and the future commitment for equipment is $7,400,500.

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

(d) Legal Proceedings

A former member of the board of directors filed a lawsuit against the Company in the New York State Supreme Court, Nassau County, in which he has sought, among other things to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement.  After the plaintiff rejected an offer by the Company that included the options that the plaintiff alleged were due to him, the Company moved to dismiss the complaint.  The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company.  The current board of directors has complied with the court's decision by tendering an options agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal.  Regardless of the outcome of the appeal, the Company believes that any liability it would incur will not have a materially adverse effect on its financial condition or its results of operations, and, accordingly, this matter has not been reflected on the Company's consolidated financial statements.

Note 12 – Subsequent Events

On July 22, 2009, China Natural Gas, Inc., through its variable interest entity, Xi’an Xilan Natural Gas Co., Ltd. (“Xi’an Xilan”), entered into a joint venture agreement (“Joint Venture Agreement”) with China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (“Kunlun”). Pursuant to the Joint Venture Agreement, Xi’an Xilan will form a Joint Venture Company with Kunlun (the “Joint Venture Company”) to construct and operate compressed natural gas (“CNG”) stations, conduct sales of CNG, convert gasoline fueled vehicles to hybrid (natural gas/gasoline) powered vehicles and other related technical services in Henan province, China.

The Joint Venture Company will have an initial registered capital of RMB 50,000,000 (approximately US $7,350,000). Kunlun will contribute RMB 25,500,000 in cash, representing 51% of the Joint Venture Company’s total registered capital, upon the approval of the governing officers of Kunlun.

Xi’an Xilan will contribute RMB 24,500,000, representing 49% of the Joint Venture Company’s total registered capital, in two installments. The first installment will be RMB 10,000,000 in cash and the second installment of RMB 14,500,000 will be either cash, property (currently expected to be a fleet of tankers consisting of two locomotives and four tanks)or a combination of cash and property.

Both parties will share the management responsibilities of the operations of the Joint Venture Company. The Joint Venture Company shall have a term of 20 years commencing on August 1, 2009 and terminating on July 31, 2029.

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

Overview

We are a distributor of compressed natural gas ("CNG") in China, which we primarily distribute through our Company-owned CNG fueling stations. As of June 30, 2009, we operated 23 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province. We own our CNG fueling stations while we lease the land upon which our CNG fueling stations operate. For the three and six months ended June 30, 2009, we sold CNG of 41,152,513 and 80,446,633 cubic meters respectively through our fueling stations, compared to 37,304,556 and 67,844,028 cubic meters for the three and six months ended June 30, 2008. We also transport, distribute and sell piped natural gas to residential and commercial customers in the Xi’an area, including Lantian County, and the districts of Lintong and Baqiao, in Shaanxi province through a high pressure pipeline network of approximately 120 kilometers.

We operate four main business lines:

•	Distribution and sale of compressed natural gas through Company-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (35 stations as of June 30, 2009);

•
Installation, distribution and sale of piped natural gas to residential and commercial customers through Company-owned pipelines. We distributed and sold piped natural gas to 103,343 residential customers as of June 30, 2009;

•
Distribution and sale of gasoline through Company-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (8 of our CNG fueling stations sold gasoline as of June 30, 2009); and

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

We had total revenues of $20,742,520 and $16,890,486 for the three months ended June 30, 2009 and 2008 respectively and revenues of $39,270,186 and $30,916,160 for the six months ended June 30, 2009 and 2008, respectively. We had net income of $3,862,756 and $3,512,892 for the three months ended June 30, 2009 and 2008 respectively and net income of $8,064,379 and $6,321,463 for the six months ended June 30, 2009 and 2008 respectively.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG fueling station business in our target markets. Our revenue increased by 22.8% during the three months ended June 30, 2009 from the three months ended June 30, 2008 and by 27.0% during the six months ended June 30, 2009 from the six months the June 30, 2008 largely because of the addition of 6 new fueling stations added since the second quarter of 2008, as well as the increase of pipeline natural gas customers. As of June 30, 2009, we operated 35 CNG fueling stations in total and, in Shaanxi alone, we operated 23 CNG fueling stations. We believe we are the largest provider of CNG fueling stations in Xi’an, one of our core target markets for CNG. As of June 30, 2009, we operated 12 CNG fueling stations in Henan province, another of our core target markets. The successful expansion of our CNG fueling station business in Xi’an and Henan province has been a significant factor driving our revenue growth and results of operations for the period reviewed. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

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

The overall economic growth of China’s economy. We do not export our products outside China and our results of operations are thus substantially affected by the growth of the industrial base, the increase in residential, commercial and vehicular consumption and the overall economic growth of China. While's China's economy has experienced a slowdown after the second quarter of 2007, we are currently unable to estimate the impact of such slow down on our business; as the impact of the decline in international trade is being offset in part through domestic stimulus spending, expanded bank lending, increases in the speed of regulatory approvals of new construction projects and other economic policies. While we do not believe we have experienced reduced demand for natural gas to date, if the economic downturn continues, our results of operations may be negatively affected by any decrease in demand for natural gas in the second half of 2009.

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the period ended June 30, 2009. The estimated net operating loss carry forwards for United States income tax purposes amounted to $1,913,731 and $1,657,473 as of June 30, 2009 and December 31, 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at June 30, 2009.

The PRC

Our subsidiary, VIE and its subsidiaries operate in China.  Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western portions of China such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Xilan Equipment, SJLNG, XXABC, HXNGC and LBNGC are subject to the 25% PRC income tax rate. Our effective income tax rate for the three months ended June 30, 2009 and 2008 were approximately 23.5% and 19.7%, respectively.

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

Internal Control Over Financial Reporting

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must report on our internal control over financial reporting. Our management has concluded that our internal control over our financial reporting is not effective as of June 30, 2009.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table represents the consolidated operating results for the three month period ended June 30, 2009 and 2008:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	June 30, 2009	June 30, 2008	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$15,051,319	$13,181,335	$1,869,984	14.2%

Natural gas from pipelines	669,360	613,531	55,829	9.1%

Gasoline	1,633,016	1,148,097	484,919	42.2%

Installation	2,690,164	1,282,400	1,407,764	109.8%

Auto conversion	698,661	665,123	33,538	5.0%

Total	$20,742,520	$16,890,486	$3,852,034	22.8%

Overal.: Total revenue for the three months ended June 30, 2009 increased to $20,742,520 from $16,890,486 for the three months ended June 30, 2008, an increase of $3,852,034 or 22.8%. This increase was mainly due to the addition of 6 new fueling stations added since the second quarter of 2008, and an increase in the number of residential and commercial pipeline customers to 103,343 as of June 30, 2009 from 91,967 as of June 30, 2008. We sold natural gas of 44,090,672 cubic meters during the three months ended June 30, 2009, compared to 39, 986,368 cubic meters during the three months ended June 30, 2008. For the three months ended June 30, 2009, 83.7% of our revenue was generated from the sale of natural gas and gasoline, and the other 16.3% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 14.2%, or $1,869,984, to $15,051,319 during the three months ended June 30, 2009, from $13,181,335 during the three months ended June 30, 2008, and contributed to 72.6% of our total revenue, which was the largest among our four major business lines. The increase of natural gas revenue was mainly due to the increase of sales volume generated from newly added fueling stations during the 2nd and 3rd quarters of 2008. During the three months ended June 30, 2009, we sold compressed natural gas of 41,152,513 cubic meters, compared to 37, 304,556 cubic meters during the three months ended June 30, 2008 through our fueling stations. In terms of average station sales value and volume, in the three months ended June 30, 2009, we sold approximately $430,038 and 1,175,786 cubic meters of compressed natural gas per station, compared to approximately $434,597 and 1,229,956 cubic meters in the three months ended June 30, 2008. The reason for the decline in per station sales was due to the construction of main subway lines in Xi'an, which caused certain bus routes to deviate from our stations.  Unit selling price was relatively stable at $0.37 (RMB 2.5).

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 9.1%, or $55,829, to $669,360 during the three months ended June 30, 2009, from $613,531 during the three months ended June 30, 2008, and contributed to 3.2% of our total revenue. As of June 30, 2009, the Company had 103,343 pipeline customers, an increase of 11,376 customers comparing to as of June 30, 2008.  We also sold 2,938,159 cubic meters of natural gas through our pipelines during the three months ended June 30, 2009, compared to 2,681,812 cubic meters during the three months ended June 30, 2008.

Gasoline. Revenue from gasoline sales increased by 42.2%, or $484,919, to $1,633,016 during the three months ended June 30, 2009, from $1,148,097 during the three months ended June 30, 2008, and contributed 7.9% to our total revenue. The gasoline revenue increase was due to the sales volume increased 58% from 1,707,160 liters to 2,707,531 liters, offset by 11% decrease of unit sales price from $0.7 (RMB 4.63) per liter in the three months ended June 30, 2008 to $0.6 (RMB 4.11) per liter in the three months ended June 30, 2009, affected by the decrease of international oil price. The increased sales volumes was due to our two stations, Shihua and Lantian, were in operation during the three months ended June 30, 2009, but were inactive in 2008.

Installation Services. Revenue from installation services increased by 109.8%, or $1,407,764, to $ 2,690,164 during the three months ended June 30, 2009, from $1,282,400 during the three months ended June 30, 2008, and contributed 13.0% to our total revenue. The increase of installation sales was mainly due to the increase of pipeline customers in the newly acquired subsidiary - Lingbao Natural Gas, Co. since January 2009. Installation services to our top four customers contributed to 31.3%, 22.4%, 17.7% and 11.4% of our installation revenue for the three months ended June 30, 2009.

Auto Conversion Services. Revenue from our auto conversion division increased by 5.0%, or $33,538, to $698,661 during the three months ended June 30, 2009, from $665,123 during the three months ended June 30, 2008, and contributed 3.4% to our total revenue.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	June 30, 2009	June 30, 2008	Increase / (Decrease) in dollar amount	Increase / (Decrease) in percentage
Natural gas from fueling stations	$7,023,175	$6,783,702	$239,473	3.5%

Natural gas from pipelines	467,343	430,767	36,576	8.5%

Gasoline	1,529,752	1,054,978	474,774	45.0%

Installation	1,039,116	538,970	500,146	92.8%

Auto conversion	404,944	416,306	(11,362)	(2.7)%

Total	$10,464,330	$9,224,723	$1,239,607	13.4%

Overall. Our cost of revenue consists of the cost of natural gas and gasoline sold, installation and other costs. Cost of natural gas and gasoline sold consists of the cost for purchase from our suppliers. Cost of installation and other costs include certain expenditures for the connection of customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Our cost of revenue for the three months ended June 30, 2009 was $10,464,330, an increase of $1,239,607, or 13.4%, from $9,224,723 for the three months ended June 30, 2008, while our revenue increased by 22.8% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 3.5%, or $239,473, to $7,023,175 during the three months ended June 30, 2009, as compared to $6,783,702 for the three months ended June 30, 2008. The low growth rate for cost of natural gas for our fueling stations was primarily due to the decrease of procurement price in coal bed methane as we obtained better term from July 2008 in Henan province that reduced our unit cost from one of our major supplier by approximately 32%, and our overall average unit cost was reduced by 12% during the three months ended June 30, 2009.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 8.5%, or $36,576, to $467,343 during the three months ended June 30, 2009, as compared to $430,767 during the three months ended June 30, 2008, which was in line with the sales growth.

Gasolin.: Cost of our gasoline revenue increased by 45.0%, to $1,529,752 during the three months ended June 30, 2009, from $1,054,978 for the three months ended June 30, 2008. The increase of cost of gasoline revenue was due to the increase in sales volume, offset by the effect of the decrease of average unit cost from $0.63 (RMB 4.29) per liter during the three months ended June 30, 2008 to $0.56 (RMB 3.85) per liter during the three months ended June 30, 2009 due to the decreasing price of the international fuel market.

Installation Services. Cost of revenue from our installation services increased by 92.8%, or $500,146, to $1,039,116 during the three months ended June 30, 2009, as compared to $538,970 during the three months ended June 30, 2008, as a result of the increase of pipeline customers.

Auto Conversion Services. Cost of our auto conversion revenue decreased by 2.7%, or $11,362, to $404,944 during the three months ended June 30, 2009, as compared to $416,306 during the three months ended June 30, 2008.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	June 30, 2009	June 30, 2008	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$8,028,144	$6,397,633	$1,630,511	25.5%

Natural gas from pipelines	202,017	182,764	19,253	10.5%

Gasoline	103,264	93,119	10,145	10.9%

Installation	1,651,048	743,430	907,618	122.1%

Auto conversion	293,717	248,817	44,900	18.1%

Total	$10,278,190	$7,665,763	$2,612,427	34.1%

We earned a gross profit of $10,278,190 for the three months ended June 30, 2009, an increase of $2,612,427 or 34.1%, compared to $7,665,763 for the three months ended June 30, 2008. In summary, gross profit increase was mainly due to the increased sales volume of natural gas from fueling stations with lower unit purchase cost from our major suppliers; the increased sales volume of pipeline natural gas with stable unit price and cost; and the increased installation revenue from new pipeline customers.

Gross margin

Gross margin for natural gas sold through our fueling stations increased from 48.5% in the three months ended June 30, 2008 to 53.3% in the three months ended June 30, 2009, due to lower coal bed methane procurement cost. Gross margin for natural gas sold through pipelines was 30.2% during the three months ended June 30, 2009, and increased slightly as compared to 29.8% during the three months ended June 30, 2008. Gross margin for gasoline sales decreased from 8.1% during the three months ended June 30, 2008 to 6.3% during the three months ended June 30, 2009, due to the decrease of gasoline retail price exceeded the decrease of gasoline purchase cost. Gross margin for our installation and auto conversion businesses were 61.4% and 42.0% during the three months ended June 30, 2009, respectively, and remained flat compared to 58.0% and 37.4% during the three months ended June 30, 2008. Due to the lower natural gas procurement cost, our total gross margin increased from 45.4% for the three months ended June 30, 2008 to 49.6% for the three months ended June 30, 2009.

Operating expenses

We incurred operating expenses of $3,514,138 for the three months ended June 30, 2009, an increase of $905,464 or 34.7%, compared to $2,608,674 for the three months ended June 30, 2008. Sales and marketing costs increased 48.6% from $1,568,674 for the three months ended June 30, 2008 to $2,331,739 for the three months ended June 30, 2009, primarily due to the $414,524 increase in depreciation expense as well as $129,303 and $99,288 increase in leasing and utility expense, respectively, mainly related to the acquisition of Lingbao Natural Gas, Co. in Oct. 2008 as well as the addition of 6 new fueling stations added since the second quarter of 2008. In addition, we also increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased from $1,040,000 for the three months ended June 30, 2008 to $1,182,399 for the three months ended June 30, 2009 mainly due to increase of $275,583 in depreciation expense and $164,725 increase in salary expense primarily reflecting the growth of employees, the recruiting of qualified Chief Financial Officer as well as adjustment of compensation for our Chief Executive Officer to market rate, offset by $223,048 decrease in professional service fees. The transportation cost per million cubic meters of natural gas during the three months ended June 30, 2009 was approximately $2,384.

Income from Operations and Operating Margin

For the foregoing reasons, income from operations increased by $1,706,963, or 33.8%, to $6,764,052 for the three months ended June 30, 2009, from $5,057,089 for the three months ended June 30, 2008.  Our operating margin for the three months ended June 30, 2009 was 32.6%, compared to 29.9% for the three months ended June 30, 2008.

Non-Operating Income (Expense)

Our non-operating expense increased by $1,033,089, or 151.6%, to $1,714,613 for the three months ended June 30, 2009, from $681,524 for the three months ended June 30, 2008, primarily due to the recognition of $1,312,834 non-operating expense related to change in fair value of the Company’s outstanding warrants.

Provision for Income Tax

Income tax was $1,186,683 for the three months ended June 30, 2009, as compared to $862,673 for the three months ended June 30, 2008 which is in line with the sales growth.

Net Income

Based on the foregoing, net income increased to $3,862,756 for the three months ended June 30, 2009, an increase of $349,864, or 10.0%, from $3,512,892 for the three months ended June 30, 2008. Net margin decreased from 20.8% during the three months ended June 30, 2008 to 18.6% during the three months ended June 30, 2009. The reduced net margin reflects the non-operating expenses related to fair value change of the Company’s outstanding warrants.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table represents the consolidated operating results for the six month period ended June 30, 2009 and 2008:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	June 30, 2009	June 30, 2008	Increase in dollar	Increase in Percentage
Natural gas from fueling stations	$29,309,243	$23,940,566	$5,368,677	22.4%

Natural gas from pipelines	1,377,255	1,199,619	177,636	14.8%

Gasoline	2,807,414	2,278,847	528,567	23.2%

Installation	4,604,043	2,352,570	2,251,473	95.7%

Auto conversion	1,172,231	1,144,558	27,673	2.4%

Total	$39,270,186	$30,916,160	$8,354,026	27.0%

Overall. Total revenue for the six months ended June 30, 2009 increased to $39,270,186 from $30,916,160 for the six months ended June 30, 2008, an increase of $8,354,026 or 27.0%. This increase was mainly due to the addition of 9 new fueling stations added since the first quarter of 2008, and an increase in the number of residential and commercial pipeline customers to 103,343 as of June 30, 2009 from 91,967 as of June 30, 2008. We sold natural gas of 86,373,816 cubic meters during the six months ended June 30, 2009, compared to 73,255,739 cubic meters during the six months ended June 30, 2008. For the six months ended June 30, 2009, 85.3% of our revenue was generated from the sale of natural gas and gasoline, and the other 14.7% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 22.4%, or $5,368,677, to $29,309,243 during the six months ended June 30, 2009, from $ 23,940,566 during the six months ended June 30, 2008, and contributed to 74.6% of our total revenue, which was the largest among our four major business lines. The increase of natural gas revenue was mainly due to the increase of sales volume generated from the newly added fueling stations since the first quarter of 2008. During the six months ended June 30, 2009, we sold compressed natural gas of 80,446,633 cubic meters, compared to 67,844,028 cubic meters during the six months ended June 30, 2008 through our fueling stations. In terms of average station sales value and volume, in the six months ended June 30, 2009, we sold approximately $837,407 and 2,298,475 cubic meters of compressed natural gas per station, compared to approximately $886,688 and 2,512,742 cubic meters in the six months ended June 30, 2008. The reason for the decline in per station sales was due to the construction of main subway lines in Xi'an, which caused certain bus routes to deviate from our stations.  Unit selling price remained constant at $ 0.36 (RMB 2.5) per cubic meter.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 14.8%, or $177,636, to $1,377,255 during the six months ended June 30, 2009, from $1,199,619 during the six months ended June 30, 2008, and contributed to 3.5% of our total revenue. As of June 30, 2009, the Company had 103,343 pipeline customers, an increase of 11,376 customers comparing to as of June 30, 2008.  We also sold 5,927,183 cubic meters of natural gas through our pipelines during the six months ended June 30, 2009, compared to 5,411,712 cubic meters during the six months ended June 30, 2008.

Gasoline. Revenue from gasoline sales increased by 23.2%, or $528,567, to $2,807,414 during the six months ended June 30, 2009, from $2,278,847 during the six months ended June 30, 2008, and contributed 7.1% to our total revenue. The gasoline revenue increase was due to the sales volume increased 39% from 3,507,054 liters to 4,878,763 liters, offset by 17% decrease of unit sales price from $0.67 (RMB 4.59) per liter in the six months ended June 30, 2008 to $0.57 (RMB 3.93) per liter in the six months ended June 30, 2009, affected by the decrease of international fuel price since the 3rd quarter of 2008.

Installation Services. Revenue from installation services increased by 95.7%, or $2,251,473, to $4,604,043 during the six months ended June 30, 2009, from $2,352,570 during the six months ended June 30, 2008, and contributed 11.7% to our total revenue. The increase of installation revenue was mainly due to the increase of pipeline customers in the newly acquired subsidiary- Lingbao Natural Gas, Co. since January 2009. Installation services to our top four customers contributed to 18.4%, 13.2%, 11.0% and 6.7% of our installation revenue for the six months ended June 30, 2009.

Auto Conversion Services. Revenue from our auto conversion division increased by 2.4%, or $27,673, to $1,172,231 during the six months ended June 30, 2009, from $1,144,558 during the six months ended June 30, 2008, and contributed 3.0% to our total revenue.

Cost of Revenue:

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	June 30, 2009	June 30, 2008	Increase / (Decrease) in dollar amount	Increase in percentage
Natural gas from fueling stations	$13,267,616	$12,539,977	$727,640	5.8%

Natural gas from pipelines	969,831	856,766	113,065	13.2%

Gasoline	2,659,809	2,123,015	536,974	25.3%

Installation	1,761,979	933,201	828,778	88.8%

Auto conversion	699,109	708,962	(9,853)	(1.4)%

Total	$19,358,344	$17,161,921	$2,196,423	12.8%

Overall. Our cost of revenue consists of the cost of natural gas and gasoline sold, installation and other costs. Cost of natural gas and gasoline sold consists of the cost for purchase from our suppliers. Cost of installation and other costs include certain expenditures for the connection of customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Our cost of revenue for the six months ended June 30, 2009 was $19,358,344, an increase of $2,196,423, or 12.8%, from $17,161,921for the six months ended June 30, 2008, while our revenue increased by 27.0% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 5.8%, or $727,640, to $13,267,616 during the six months ended June 30, 2009, as compared to $12,539,977 for the six months ended June 30, 2008. The low growth rate for cost of natural gas for our fueling stations was primarily due to the decrease of procurement price in coal bed methane as we obtained better term from July 2008 in Henan province that reduced our unit cost from one of our major supplier by approximately 33%, and our overall average unit cost reduced by 16% during the six months ended June 30, 2009.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 13.2%, or $ 113,065, to $969,831 during the six months ended June 30, 2009, as compared to $856,766 during the six months ended June 30, 2008, which was in line with the sales growth.

Gasoline. Cost of our gasoline revenue increased by 25.3%, to $2,659,809 during the six months ended June 30, 2009, from $2,123,015 for the six months ended June 30, 2008. The increase of cost of gasoline revenue was due to the increase in sales volume, offset by the effect of the decrease of average unit cost from $0.63 (RMB 4.27) per liter during the six months ended June 30, 2008 to $0.55 (RMB 3.72) per liter during the six months ended June 30, 2009 due to the decrease price of the international fuel market.

Installation Services. Cost of revenue from our installation services increased by 88.8%, or $828,778, to $1,761,979 during the six months ended June 30, 2009, as compared to $933,201 during the six months ended June 30, 2008, as a result of the increase of pipeline customers.

Auto Conversion Services. Cost of our auto conversion revenue decreased by 1.4%, or $9,853, to $699,109 during the six months ended June 30, 2009, as compared to $708,962 during the six months ended June 30, 2008.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	June 30, 2009	June 30, 2008	Increase in dollar amount	Increase in percentage
Natural gas from filling stations	$16,041,627	$11,400,589	$4,641,038	40.7%

Natural gas from pipelines	407,424	342,853	64,571	18.8%

Gasoline	147,605	155,832	(8,227)	(5.3)%

Installation	2,842,064	1,419,369	1,422,695	100.2%

Auto conversion	473,122	435,596	37,526	8.6%

Total	$19,911,842	$13,754,239	$6,157,603	44.8%

We earned a gross profit of $19,911,842 for the six months ended June 30, 2009, an increase of $6,157,603 or 44.8%, compared to $13,754,239 for the six months ended June 30, 2008. In summary, gross profit increase was mainly due to the increased sales volume of natural gas from fueling stations with lower unit purchase cost from our major suppliers; the increased sales volume of pipeline natural gas with stable unit price and cost; and the increased installation revenue from new pipeline customers.

Gross margin

Gross margin for natural gas sold through our fueling stations increased from 47.6% in the six months ended June 30, 2008 to 54.7% in the six months ended June 30, 2009, due to lower coal bed methane procurement cost. Gross margin for natural gas sold through pipelines was 29.6% during the six months ended June 30, 2009, and increased slightly as compared to 28.6% during the six months ended June 30, 2008. Gross margin for gasoline sales decreased from 6.8% during the six months ended June 30, 2008 to 5.3% during the six months ended June 30, 2009, due to the decrease of gasoline retail price exceeded the decrease of gasoline purchase cost. Gross margin for our installation and auto conversion businesses were 61.7% and 40.4% during the six months ended June 30, 2009, respectively, and remained flat compared to 60.3% and 38.1% during the six months ended June 30, 2008. Due to the lower natural gas procurement cost, our total gross margin increased from 44.5% for the six months ended June 30, 2008 to 50.7% for the six months ended June 30, 2009.

Operating Expenses

We incurred operating expenses of $7,520,287 for the six months ended June 30, 2009, an increase of $2,630,674 or 53.8%, compared to $4,889,613 for the six months ended June 30, 2008. Sales and marketing costs increased 60.0% from $2,910,288 for the six months ended June 30, 2008 to $4,655,967 for the six months ended June 30, 2009, primarily due to $860,816 increase in depreciation expense as well as $436,206 and $220,088 increase in leasing and utility expense, respectively, primarily related to the acquisition of Lingbao Natural Gas, Co. as well as the addition of 9 new fueling stations since the first quarter of 2008. In addition, we also increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased from $1,979,325 for the six months ended June 30, 2008 to $2,864,320 for the six months ended June 30, 2009 mainly due to $561,216 increase in depreciation expense and $407,229 increase in salary expense primarily reflecting the growth of employees, the recruiting of qualified Chief Financial Officer as well as adjustment of compensation for our Chief Executive Officer to market rate. The transportation cost per million cubic meters of natural gas during the six months ended June 30, 2009 was approximately $2,648.

Income from Operations and Operating Margin

For the foregoing reasons, income from operations increased by $3,526,929, or 39.8%, to $12,391,555 for the six months ended June 30, 2009, from $8,864,626 for the six months ended June 30, 2008.  Our operating margin for the six months ended June 30, 2009 was 31.6%, compared to 28.7% for the six months ended June 30, 2008.

Non-Operating Income (Expense)

Our non-operating expense increased by $1,150,212, or 115.8%, to $2,143,237 for the six months ended June 30, 2009, from $993,025 for the six months ended June 30, 2008, primarily due to the recognition of $1,115,783 non-operating expense related to change in fair value of the Company’s outstanding warrants.

Provision for Income Tax

Income tax was $2,183,939 for the six months ended June 30, 2009, as compared to $1,550,138 for the six months ended June 30, 2008 which is in line with the sales growth.

Net Income

Based on the foregoing, net income increased to $8,064,379 for the six months ended June 30, 2009, an increase of $1,742,916, or 27.6%, from $6,321,463 for the six months ended June 30, 2008. Net margin stabilized at 20.5% in the six months ended June 30, 2009 as compared to 20.5% in the six months ended June 30, 2008. Increase in net income attributed to our increased revenues, supported by lower natural gas procurement prices. The stable net margin reflects the increase of net income, offset by the effect of non-operating expenses related to fair value change of the Company’s outstanding warrants.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity have consisted of cash generated from our operations and debt financing. In 2008, we sold senior notes with a face value of $40 million to Abax Lotus Ltd. Our principal uses of cash have been, and are expected to continue to be, for operational purposes as well as for constructing and acquiring natural gas fueling stations and constructing our LNG plant.

As of June 30, 2009, the Company had $9,701,176 of cash and cash equivalents on hand compared to $29,180,315 of cash and cash equivalents as of June 30, 2008. The decrease was primarily attributable to the sale of senior notes to Abax Lotus Ltd. in the amount of $40,000,000 during the six months ended March 31, 2008.

Net cash provided by operating activities was $14,396,765 for the six months ended June 30, 2009 compared to net cash provided by operations of $8,126,132 for the six months ended June 30, 2008. The primary reason for the change was due to the increase in net income, adjusted for non-cash expenses items of $4,289,751 and change in working capital of $2,042,635.

Net cash used investing activities decreased from $30,394,475 during the six months ended June 30, 2008 to $10,544,353 for the same period in 2009 primarily because of our addition of fueling stations, prepayment to equipment suppliers of the LNG plant and additions to our construction in progress during the six months ended June 30, 2008. For the six months ended June 30, 2009, major cash outflow were primarily to our construction in progress.

We had no net cash provided by financing activities for the six months ended June 30, 2009, compared to net cash provided by financing activities of $37,877,491 during the six months ended June 30, 2008, due to the sale of senior notes to Abax Lotus Ltd.

The Company paid $10,372,858 to the LNG processing plant as a prepayment on equipment as well as addition to construction in progress during the six months ended June 30, 2009.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CAPITAL EXPENDITURES

Our planned capital expenditures as of June 30, 2009 were $35 million, which we expect to be incurred in connection with the construction of our LNG facility, joint-venture cooperation with CNPC Kunlun and the acquisition of additional CNG fueling stations. To the extent we engage in additional projects in the near future and to the extent we do not have sufficient internal financial resources to fund capital expenditures associated with such projects, we will need to obtain additional financing to fund such capital expenditures from third party sources, including from the capital markets.

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

Year ending December 31, 2009	$430,734
Year ending December 31, 2010	1,458,518
Year ending December 31, 2011	1,577,171
Year ending December 31, 2012	1,339,207
Year ending December 31, 2013	1,280,490
Thereafter	21,923,925
Total	$28,010,045

For the three months ended June 30, 2009 and 2008, the land use right and office lease expenses were $406,016 and $ 310,698, respectively. For the six months ended June 30, 2009 and 2008, the land use right and office lease expenses were $798,097 and $373,945 respectively.

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

As of June 30, 2009, we advanced $6,299,500 to Hebei and the future commitment for equipment is $7,400,500.

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

FOREIGN CURRENCY TRANSLATIONS

As of June 30, 2009 and December 31, 2008, our accounts were maintained, and our consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD in accordance with Statement of Financial Accounts Standards ("SFAS") 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income."  In accordance with SFAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity at June 30, 2009 were translated RMB6.83 to $1.00 as compared to RMB6.82 at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2009 and 2008, were 6.82 RMB and 7.05 RMB to $1.00, respectively.

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

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Our management determined that all receivables are good and there is no need for a bad debt reserve as of June 30, 2009.

Other Receivable – Employee Advances

From time to time, we advance predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions to be performed in a timely manner. We have full oversight and control over the advanced accounts. Therefore, no allowance for the uncollectible accounts is needed.

Inventory

Inventory is stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of material used in the installation of pipelines and material used in repairing and modifying of vehicles. Inventory also consists of gasoline.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 166”) [ASC 860]. FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. We are currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $40 million at June 30, 2009, all of which bears interest at fixed rates. The $40 million of fixed-rate debt is due on 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate in China local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities of which the functional currency is the China local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Cumulative Translation Adjustment in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $2,997 adjustment to decrease our equity account for the quarter ended June 30, 2009 to reflect the net impact of the fluctuating of Chinese currency against the U.S. dollar.

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

Changes in internal control over financial reporting

We are devoting significant resources to remediating and improving our internal controls. From the second quarter of 2009, the Company has started to independently completing the consolidation of its financial statements in accordance with U.S. GAAP through recruiting of U.S. GAAP proficient accounting personnel. We are also allocating additional resources to train our existing accounting staff and will continue this effort in the future. Most of the policies, procedures and practices are already in place and being implemented. These initiatives include the following:

•
Identifying and hiring additional personnel with U.S. GAAP and SEC reporting experience, including our new CFO Veronica Jing Chen and one ACCA (Association of Chartered Certified Accountants) affiliate, and starting to independently completing the U.S. GAAP based reporting in the second quarter of 2009;

•	Recruiting of additional qualified accounting personnel to form a competent SEC reporting team;
•	Hiring outside consultant to provide training to our finance personnel;
•
Based on COSO framework, developing the scope of the Company’s internal control system and enhancing the internal control function by establishing the Company’s internal audit team containing one corporate control director and two full time employees;

•	Introducing and implementing policies and procedures to effectively control daily cash transactions and recording;

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

China Natural Gas, Inc.

August 10, 2009	By:	/s/ Qinan Ji

Qinan Ji Chief Executive Officer (Principal Executive Officer)

August 10, 2009	By:	/s/ Veronica Chen

Veronica Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)