Form 10-Q
period 2009-09-30
China Natural Gas, Inc.
filed 2009-11-09
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

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

Number of shares of Common Stock outstanding as of November 4, 2009: 21,183,904
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

China Natural Gas, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
	September 30,	December, 31
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$55,931,579	$5,854,383
Accounts receivable	1,141,615	906,042
Other receivable - employee advances	238,962	332,263
Inventories	1,464,958	519,739
Advances to suppliers	1,809,560	837,592
Prepaid expense and other current assets	455,586	838,294
Loan receivable	293,400	293,400
Total current assets	61,335,660	9,581,713

PROPERTY AND EQUIPMENT, NET	71,840,861	76,028,272
CONSTRUCTION IN PROGRESS	42,124,222	22,061,414
DEFERRED FINANCING COSTS	1,439,456	1,746,830
OTHER ASSETS	13,350,012	8,844,062

TOTAL ASSETS	$190,090,211	$118,262,291

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,412,215	$800,013
Other payables	245,397	124,151
Unearned revenue	1,741,827	944,402
Accrued interest	274,941	861,114
Taxes payable	1,942,670	1,862,585
Total current liabilities	5,617,050	4,592,265

LONG TERM LIABILITIES:
Notes payable, net of discount of $13,457,880 and $15,478,395 as of
September 30, 2009 and December 31, 2008, respectively	26,542,120	24,521,605
Redeemable liabilities - warrants	17,500,000	17,500,000
Derivative liabilities - warrants	2,488,070	-
Total long term liabilities	46,530,190	42,021,605

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued		-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,183,904
and 14,600,154 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,118	1,460
Additional paid-in capital	79,812,871	32,115,043
Cumulative translation adjustment	8,700,988	8,661,060
Statutory reserves	5,417,413	3,730,083
Retained earnings	44,009,581	27,140,775
Total stockholders' equity	137,942,971	71,648,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,090,211	$118,262,291

The accompanying notes are an integral part of these statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Revenue
Natural gas revenue	$15,454,386	$15,354,461	$46,140,884	$40,494,646
Gasoline revenue	1,633,478	1,187,754	4,440,892	3,466,601
Installation and other	3,037,320	1,858,985	8,813,594	5,356,113
Total revenue	20,125,184	18,401,200	59,395,370	49,317,360

Cost of revenue
Natural gas cost	7,536,188	6,973,035	21,773,635	20,369,778
Gasoline cost	1,534,806	1,085,311	4,194,615	3,208,326
Installation and other	1,336,498	850,487	3,797,586	2,492,650
Total cost of revenue	10,407,492	8,908,833	29,765,836	26,070,754

Gross profit	9,717,692	9,492,367	29,629,534	23,246,606

Operating expenses
Selling expenses	2,406,462	2,098,343	7,062,429	5,008,631
General and administrative expenses	1,422,300	968,169	4,286,620	2,947,494
Total operating expenses	3,828,762	3,066,512	11,349,049	7,956,125

Income from operations	5,888,930	6,425,855	18,280,485	15,290,481

Non-operating income (expense)
Interest income	7,248	13,536	23,940	120,297
Interest expense	(68,407)	(212,774)	(745,064)	(1,249,003)
Other income (expense), net	178,728	(6,786)	(137,954)	(17,512)
Change in fair value of warrants	(357,979)		(1,473,762)
Foreign currency exchange income (loss)	280	(48,605)	(50,527)	(101,436)
Total non-operating expense	(240,130)	(254,629)	(2,383,367)	(1,247,654)

Income before income tax	5,648,800	6,171,226	15,897,118	14,042,827

Provision for income tax	1,001,281	1,034,636	3,185,220	2,584,774

Net income	4,647,519	5,136,590	12,711,898	11,458,053

Other comprehensive income
Foreign currency translation gain	195,040	756,316	39,928	4,554,040
Comprehensive income	$4,842,559	$5,892,906	$12,751,826	$16,012,093

Weighted average shares outstanding
Basic	15,754,696	14,600,154	14,985,001	14,600,154
Diluted	16,139,820	14,639,795	15,035,172	14,658,419

Earnings per share
Basic	$0.29	$0.35	$0.85	$0.78
Diluted	$0.29	$0.35	$0.85	$0.78

The accompanying notes are an integral part of these statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,711,898		$11,458,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,175,175		2,295,534
Loss on disposal of equipment	21,372		12,265
Amortization of discount on senior notes	280,250		555,001
Amortization of financing costs	63,940		147,002
Stock based compensation	186,672		51,861
Change in fair value of warrants	1,473,762		-
Change in assets and liabilities:
Accounts receivable	(235,396)		(1,269,832)
Other receivable	(31,011)
Other receivable - employee advances	93,231		(273,759)
Inventories	(754,309)		(194,580)
Advances to suppliers	(971,240)		(508,417)
Prepaid expense and other current assets	223,206		(783,706)
Accounts payable and accrued liabilities	611,924		193,212
Other payables	121,234		37,587
Unearned revenue	796,827		34,855
Accrued interest	(586,173)		350,002
Taxes payable	80,025		606,233
Net cash provided by operating activities	18,261,387		12,711,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,797)		(21,693,376)
Proceeds from sales of equipment	41,308		-
Proceeds from short term investments	-		249,464
Additions to construction in progress	(18,064,065)		(16,679,747)
Prepayment on long term assets	(4,434,118)		(6,774,616)
Proceeds from loan receivable	-		286,740
Return of acquisition deposit	449,970		-
Payment for intangible assets	(68,347)		-
Payment for land use rights	(455,830)		-
Net cash used in investing activities	(22,578,879)		(44,611,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	57,607,813
Proceeds from senior notes	-		40,000,000
Payment for offering costs	(3,237,452)		(2,122,509)
Net cash provided by financing activities	54,370,361		37,877,491

Effect of exchange rate changes on cash and cash equivalents	24,327		1,115,706

NET INCREASE IN CASH AND CASH EQUIVALENTS	50,077,196		7,092,973

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,854,383		13,291,729

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,931,579		$20,384,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$1,014,956	$
Income taxes paid	$3,176,730		$1,203,048

The accompanying notes are an integral part of these statements

 Notes to Consolidated Financial Statements
September 30, 2009
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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statements of the results for the interim period presented.  Operating results for the period ended September 30, 2009 are not necessary indicative of the results that may be expected for the year ended December 31, 2009. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K/A.

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

Consolidation of Variable Interest Entity

In accordance with Financial Accounting Standards Board’s (“FASB”) accounting standard regarding consolidation,  VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

On February 21, 2006, the Company formed Shaanxi Xilan Natural Gas Equipment Co., Ltd as a wholly-owned foreign enterprise (WOFE). Then through SXNGE, the Company entered into exclusive arrangements with Xi’an Xilan Natural Gas and its shareholders that give the Company the ability to substantially influence Xi’an Xilan Natural Gas’ daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. The Company memorialized these arrangements on August 17, 2007 and made retroactive to March 8, 2006.  As a result, the Company consolidates the financial results of Xi’an Xilan Natural Gas as variable interest entity .The arrangements consist of the following agreements:

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

Foreign Currency Translation

As of September 30, 2009 and December 31, 2008, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD in accordance with an accounting standard issued by the FASB, with the RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income. Cash flows from the Company's operations are calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amount related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity at September 30, 2009, were translated 6.82 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2009 and 2008, were 6.82 RMB and 6.98 RMB to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of September 30, 2009 and December 31, 2008, the Company had total deposits of $16,483,752 and $5,604,383 without insurance coverage.  And as of September 30, 2009 and December 31, 2008, the Company had deposits in the United States of $38,692,760 and $1,273,639 in excess of federally insured limits, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts Receivable

Accounts and other receivable are netted against an allowance for uncollectible accounts, as needed.  The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis in the period of the related sales. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company’s management has determined that all receivables are collectible and there is no need for an allowance for uncollectible accounts as of September 30, 2009, and December 31, 2008.

Other Receivable – Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions are performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of September 30, 2009 and December 31, 2008, no allowance for the uncollectible accounts was deemed necessary.

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

The following are the details of the inventories:

	September 30, 2009 (Unaudited)	December 31, 2008
Materials and supplies	$838,023	$318,069
Gasoline	626,935	201,670
	$1,464,958	$519,739

Advances to Suppliers

The Company advances to certain vendors for purchase of its materials. The advances are interest-free and unsecured.

Loan Receivable

Loan receivable consists of the following:
	September 30, 2009 (Unaudited)	December 31, 2008
Shanxi Yuojin Mining Company, due on November 26, 2008, extended to November 30, 2009, annual interest at 6.57%	$293,400	$293,400

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	September 30, 2009 (Unaudited)	December 31, 2008
Office equipment	$415,859	$412,490
Operating equipment	59,499,262	59,473,283
Vehicles	2,298,712	2,414,756
Buildings and improvements	21,209,086	21,190,599
Total property and equipment	83,422,919	83,491,128
Less accumulated depreciation	(11,582,058)	(7,462,856)
Property and equipment, net	$71,840,861	$76,028,272

Depreciation expense for the three months ended September 30, 2009 and 2008 was $1,390,659 and $937,156, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $4,170,241 and $2,295,534, respectively.

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

As of September 30, 2009 and December 31, 2008, the Company had construction in progress in the amount of $42,124,222 and $22,061,414, respectively. Interest cost capitalized into construction in progress for the three months ended September 30, 2009 and 2008, amounted to $1,388,870 and $990,061, respectively. Interest cost capitalized into construction in progress for the nine months ended September 30, 2009 and 2008, amounted to $3,419,796 and $1,672,565, respectively.

Construction in progress at September 30, 2009 consisted of the following:

No.	Project Description	Location	September 30, 2009 (Unaudited)	Commencement date	Expected completion date	Estimated additional cost to complete
1	Jingbian LNG – Phase I	JBLNG	$34,735,672	Dec-06	May-10	$14,218,000
2	Sa Pu mother station	HXNGC	769,413	Jul-08	Jun-11	6,300,000
3	Zijing Energy mother station	XXNGC	4,132,925	Sep-08	May-11	3,440,000
4	Xi'an Cangsheng mother station	XXNGC	1,855,599	Sep-08	May-11	3,220,000
5	Other CIP projects	XXNGC	630,613	Various	Dec-09	2,050,000

			$42,124,222			$29,228,000

Long-Lived Assets

The Company evaluates at least annually, more often when circumstances require, the carrying value of long-lived assets to be held and used.  Impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of September 30, 2009, there were no significant impairments of its long-lived assets.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

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

FASB accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This FASB accounting standard also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception.

As a result of adopting this FASB accounting standard, 383,654 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5,844,239 to beginning retained earnings and $1,014,308 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $2,488,070 on September 30, 2009. The Company recognized a $357,979 loss from the change in fair value of the three months ended September 30, 2009. The Company recognized a $1,473,762 loss from the change in fair value of warrants for the nine months ended September 30, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	September 30, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-

Expected life (years)	3.07	3.82
Risk-free interest rate	1.45%	1.13%
Expected volatility	90%	90%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009.

	Carrying Value at September 30, 2009 (Unaudited)	Fair Value Measurement at September 30, 2009 (Unaudited)
		Level 1	Level 2	Level 3
Senior notes	$26,542,120	$-	$-	$35,366,413
Redeemable liability - warrants	17,500,000	-	-	13,475,197
Derivative liability - warrants	2,488,070	-	2,488,070	-
Total liability measured at fair value	$46,530,190	$-	$2,488,070	$48,841,610

Other than the derivative liabilities - warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet.

Revenue Recognition

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

Enterprise Wide Disclosure

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by the FASB’s accounting standard for segment reporting, the Company considers itself to be operating within one reportable segment.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2009 and 2008, were insignificant.

Stock-Based Compensation

The Company records and reports stock-based compensation pursuant to FASB’s accounting standard regarding stock compensation which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income Taxes

FASB’s accounting standard regarding income taxes, requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2009 and December 31, 2008, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s consolidated financial statements.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax provision (credit) at statutory rate	34%	34%	34%	34%
Foreign tax rate difference	(9)%	(9)%	(9)%	(9)%
Effect of favorable tax rate	(9)%	(12)%	(8)%	(10)%
Other item (1)	2%	5%	3%	5%
Total provision for income taxes	18%	18%	20%	20%

(1)  The 2% represents $649,484 in expenses incurred by CHNG are not deductible in PRC for the three months ended September 30, 2009. The 5% represents $1,434,740 expenses incurred by CHNG that are not deductible in PRC for the three months ended September 30, 2008. The 3% represents $3,774,073 in expenses incurred by CHNG that are not deductible in PRC for the nine months ended September 30, 2009. The 5% represents $4,013,188 expenses incurred by CHNG that are not deductible in PRC for the nine months ended September 30, 2008.

The estimated tax savings for the three months ended September 30, 2009 and 2008, amounted to approximately $570,006 and $645,717, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the three months ended September 30, 2009 and 2008, from $0.29 to $0.25 and $0.35 to $0.31, respectively.

The estimated tax savings for the nine months ended September 30, 2009 and 2008, amounted to approximately $1,801,782 and $1,579,140, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the nine months ended September 30, 2009 and 2008, from $0.85 to $0.73 and $0.78 to $0.67, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended September 30, 2009. The estimated net operating loss carry forwards for United States income tax purposes amounted to $2,278,525 and $1,657,473 as of September 30, 2009 and December 31, 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2009. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follow:

	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
Valuation allowance	(Unaudited)
Balance, beginning of period	$563,541	$322,614
Increase	211,158	240,927
Balance, end of period	$774,699	$563,541

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $27,431,955 as of September 30, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the FASB’s accounting standard regarding earnings per share. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which were effective on April 28, 2009.

Recently issued accounting pronouncements

In January 2009, the FASB’s accounting standard regarding other investments providing additional guidance which amended the impairment model to remove the exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding fair value measurements and disclosures providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This guidance shall be applied prospectively with retrospective application not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding debt and equity securities requires to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this guidance does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009 In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB updated an accounting standard regarding subsequent events providing guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The Company adopted this Standard during the second quarter of 2009. This guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on November 9, 2009.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This guidance is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB updated an accounting standard regarding consolidation guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its securitization programs.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 – Other Assets

Other assets consisted of the following:

	September 30,	December 31,
	2009	2008
	Unaudited
Prepaid rent – natural gas stations	$369,392	$272,635
Prepayment for acquiring land use right	1,422,990	1,060,675
Advances on purchasing equipment and construction in progress	10,862,520	6,427,974
Refundable security deposits	530,783	981,083
Others	164,327	101,695
Total	$13,350,012	$8,844,062

All land in the PRC is government owned.  However, the government grants users land use rights.  As of September 30, 2009 and December 31, 2008, the Company prepaid $1,422,990  and $1,060,675, respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not yet been granted to the Company.  Therefore, the Company did not amortize the prepaid land use rights.

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

The indenture requires the Company to pay additional interest at the rate of 3.0% per annum of the Senior Notes if the Company has not obtained a listing of its common stock on the Nasdaq Global Market, the Nasdaq Capital Market or the New York Stock Exchange by January 29, 2009 and maintained such listing continuously thereafter as long as the Senior Notes are outstanding. As of January 29, 2009, the Company has not obtained a listing of its common stock on the market stated in the agreement. However, the Company obtained a three-month waiver from ABAX for the additional interest payment. The waiver gives the Company three more months until April 28, 2009 to achieve the uplisting status. By the end of the extended period, if the Company was not able to complete the uplisting, the Company would have to pay additional interest retroactively starting January 30, 2009 in accordance with the terms of the waiver. The Company was approved to be listed on Nasdaq on June 1, 2009 but was in negotiation with ABAX regarding the amount of additional interest to be paid as of June 30, 2009, thus the Company recognized additional interest payment amounted to $203,334 and $406,667 for the three months and six months ended June 30, 2009, respectively.

In August 2009, the Company reached an agreement with ABAX that the Company was to pay additional interest accrued for the period from April 29, 2009, the expiration date of previous waiver to June 1, 2009, the date of listing. As such, the Company paid $113,214 additional interest to ABAX in August 2009 and recorded other income of $293,453 accordingly.

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

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes.  For the three months ended September 30, 2009 and 2008, the Company amortized $11,505 and $24,410 of the aforesaid issuance costs, net of capitalized interest.  For the nine months ended September 30, 2009 and 2008, the Company amortized $63,940 and $147,002 of the aforesaid issuance costs, net of capitalized interest.

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

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security.  If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000.  This amount is shown as a debt discount and is being amortized over the term of the Senior Notes.  For the three months ended September 30, 2009 and 2008, the Company amortized $63,054 and $95,528 of the aforesaid discounts, net of capitalized interest. For the nine months ended September 30, 2009 and 2008, the Company amortized $280,250 and $555,001 of the aforesaid discounts, net of capitalized interest.

The warrants have been determined to be derivative liabilities instruments because there is a required redemption requirement if the holder does not exercise the Warrants.  However, the warrants are not required to be valued at fair value, rather, to be at its undiscounted redemption amount of $17.5 million.

Note 5 – Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	544,242	$13.10	376,977
Granted	1,450,000	14.74	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	1,994,242	$14.28	-
Granted	-	-	-
Forfeited	(160,588)	$7.20	-
Exercised	-	-	-
Outstanding, September 30, 2009 (Unaudited)	1,833,654	$8.93	5,842,088

Following is a summary of the status of warrants outstanding at September 30, 2009 (Unaudited):

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	5.33
$14.86	383,654	2.84
$8.93	1,833,654	4.81

Note 6 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations.  The Company contributes 100RMB per employee per month to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14% of the current salary expense. The total contribution for the above plan was $53,128 and $0 for the three months ended September 30, 2009 and 2008, respectively.  The total contribution for the above plan was $134,207and $0 for the nine months ended September 30, 2009 and 2008, respectively.

Note 7 – Secondary Public Offering

On September 9, 2009, the Company completed an underwritten public offering for 5,725,000 shares of its common stock at a price of $8.75 per share. China Natural Gas also granted the underwriters a 30-day option to purchase up to an additional 858,750 shares to cover over-allotments at the public offering price.

On September 21, 2009, the Company closed the sale of an additional 858,750 shares of common stock at the public offering price of $8.75 per share, pursuant to the over-allotment option exercised in full by the underwriter in connection with its public offering that closed on September 9, 2009.

The net proceeds, after deducting underwriting discounts and commissions and the relevant expenses, is approximately $54.4 million.

The net proceeds from the offering was intended to be used for the construction of the Company's liquefied natural gas facility, the acquisition of CNG fueling stations, the purchase of CNG trucks and the establishment of a joint venture company with China National Petroleum Corporation Kunlun Natural Gas Co., Ltd., as well as for general working capital purposes.

Note 8 – Statutory Reserve

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

As of September 30, 2009, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $53,257,563.

Note 9 – Accounting for stock-based compensation

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

The Company used the Black-Sholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $14,842 and $12,965 of compensation expense was recorded during the three months ended September 30, 2009 and 2008, respectively. $44,527 and $38,896 of compensation expense were recorded during the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, approximately $88,032 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately one year.

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

The Company used the Black-Sholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using risk-free rates. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $71,073 and $142,146 of compensation expense was recorded during three months and nine months ended September 30, 2009, respectively.

As of September 30, 2009, approximately $995,021 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 3.50 years.

Following is a summary of the Stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2007	-	-	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	-	-	-
Granted	318,850	$4.9	95,655
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2009 (Unaudited)	318,850	$4.9	2,302,097

Following is a summary of the status of stock options outstanding at September 30, 2009 (unaudited):

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	243,850	5.50	-	-	-
$4.90	75,000	5.59	-	-	-

Note 10 – Earnings per Share

Earnings per share for the periods ended September 30, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with FASB’s accounting standard.

The following demonstrates the calculation for earnings per share for the periods ended September 30, 2009 and 2008:	For the three months ended		For the nine months ended
	September 30,		September 30,
Basic earning per share	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	4,647,519	5,136,590	12,711,898	11,458,053

Weighted shares outstanding-Basic	15,754,696	14,600,152	14,985,001	14,600,152

Earnings per share-Basic	$0.29	$0.35	$0.85	$0.78

Diluted earning per share

Net income	4,647,519	5,136,590	12,711,898	11,458,053

Weighted shares outstanding-Basic	15,754,696	14,600,154	14,985,001	14,600,154
Effect of diluted securities-Warrants	385,124	39,641	50,171	58,265
Weighted shares outstanding-Diluted	16,139,820	14,639,795	15,035,172	14,658,419

Earnings per share –Diluted	$0.29	$0.35	$0.85	$0.78

At September 30, 2009 and 2008, the Company had outstanding warrants of 1,833,654 and 1,994,242, respectively.  For the three months ended September 30, 2009, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 385,124; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three months ended September 30, 2008, the average stock price was greater than the exercise prices of the 160,588 warrants which resulted in additional weighted average common stock equivalents of 39,641; 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the nine months ended September 30, 2009, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 50,171; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.  For the nine months ended September 30, 2008, the average stock price was greater than the exercise prices of the 160,588 warrants which resulted in additional weighted average common stock equivalents of 58,265; 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 11 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Numbers of natural gas vendors	4	4	4	4

Percentage of total natural gas purchases	99%	97%	99%	98%

As of September 30, 2009 and December 31, 2008, the Company has $106,078 and $206,811, respectively, payable due to its major suppliers.

The Company maintains long-term natural gas minimum purchase agreements with one of its vendors as of September 30, 2009. There are no minimum purchase requirements by the Company.  Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past three years.

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

Note 12 – Commitments and Contingencies

(a)  Lease Commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to FASB’s accounting standard regarding leases. The Company entered into a series of long-term lease agreements with outside parties to lease land use rights to the self-built Natural Gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most lease agreements.  The Company also entered into two office leases in Xi’an, PRC and New York, NY.  The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2009	$86,758
Year ending December 31, 2010	1,458,518
Year ending December 31, 2011	1,577,171
Year ending December 31, 2012	1,391,916
Year ending December 31, 2013	1,280,490
Thereafter	21,923,923
Total	$27,718,776

For the three months ended September 30, 2009 and 2008, the land use right and office lease expenses were $411,452 and $256,876, respectively. For the nine months ended September 30, 2009 and 2008, the land use right and office lease expenses were $1,209,549 and $630,821 respectively.

 (b) Property and Equipment

In January 2008, the Company entered into a contract with Chemtex International Inc. to purchase equipment supply for the LNG plant and storage tank located in Jingbian County, Shannxi Province China, in the total amount of $13,700,000. On May 16, 2008, JBLNG entered into an agreement with Hebei Tongchan Import and Export Co. Ltd. (Hebei) and agreed that Hebei will act as the trade agency for JBLNG. On June 16, 2008, the Company entered into an equipment supply contract with Chemtex International Inc. to supply imported equipment for a LNG plant and a storage tank to be built by Jingbian Xilan LNG Co. Ltd. On September 8, 2008, the total contract value was reduced from $13,700,000 to $13,l00,000. As of September 30, 2009, the Company advanced $6,140,000 to the trade agency and the future commitment for equipment is $6,960,000.

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

(d) Capital Commitments

In July 2009, the Company, through its variable interest entity, Xi’an Xilan Natural Gas Co., Ltd. (“Xi’an Xilan”), has entered into a joint venture agreement with China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. and a Joint Venture Company will be established.  The Joint Venture Company will have an initial registered capital of RMB50,000,000 (approximately $7,350,000) and Xi’an Xilan has a capital commitment of RMB24,500,000, representing 49% of the Joint Venture Company’s total registered capital.  As of September 30, 2009, Xi’an Xilan has not yet made any capital contribution.

(e) Legal Proceedings

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

Note 13 – Subsequent event

The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.

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

Overview

We are a distributor of compressed natural gas ("CNG") in China.. As of September 30, 2009, we operated 24 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province. We own our CNG fueling stations while we lease the land upon which our CNG fueling stations operate. For the three and nine months ended September 30, 2009, we sold CNG of 40,420,123 and 120,866,756 cubic meters respectively through our fueling stations, compared to 40,547,584 and 107,226,877 cubic meters for the three and nine months ended September 30, 2008. We also transport, distribute and sell piped natural gas to residential and commercial customers in the Xi’an area, including Lantian County, and the districts of Lintong and Baqiao, in Shaanxi province through a high pressure pipeline network of approximately 120 kilometers.

We operate four main business lines:

•
Distribution and sale of compressed natural gas through our variable interest entity (VIE) owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (36 stations as of September 30, 2009);

•	Installation, distribution and sale of piped natural gas to residential and commercial customers. We distributed and sold piped natural gas to 118,973 residential customers as of September 30, 2009;

•
Distribution and sale of gasoline through our VIE owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (7 of our VIE owned CNG fueling stations sold gasoline as of September 30, 2009); and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our auto conversion sites.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

On October 24, 2006, our variable interest entity, Xi'an Xilan Natural Gas Co., Ltd. ("XXNGC"), formed a wholly-owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd. ("SJLNG"), for the purpose of constructing a liquefied natural gas ("LNG") facility to be located in Jingbian, Shaanxi province. We planned to invest approximately $45 million to construct this facility but are anticipating now that the total investment increase to approximately $49.0 million primarily attributed to significant increase in material and labor costs incurred due to additional engineering reinforcement needs to ensure project safety, excluding $2.7 million additional payment of land use right for phase I, phase II and phase III because soaring local land price due to recent energy resource explorations as well as the cost of $4.5 million to purchase an additional 8.3 acres of land for the Yulin government’s construction of an electricity substation, phase II and phase III of the LNG plant.

The LNG plant was funded through the sale of senior notes to Abax Lotus Ltd. in January 2008 as well as the underwritten public offering in September 2009. When completed, the plant is expected to have LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis. Phase I of the LNG plant is under construction and is expected to be completed by May 2010, later than originally planned because of delays mainly due to macro tariff exemption policy changes and additional document requirements at Shaanxi Province customs; engineering reinforcement of plant basis; ocean shipment route change to avoid pirates in Somali area.

We had total revenues of 20,125,184 and 18,401,200 for the three months ended September 30, 2009 and 2008 respectively and revenues of 59,395,370 and 49,317,360 for the nine months ended September 30, 2009 and 2008, respectively. We had net income of 4,647,519 and 5,136,590 for the three months ended September 30, 2009 and 2008 respectively and net income of 12,711,898 and 11,458,053 for the nine months ended September 30, 2009 and 2008 respectively.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG fueling station business in our target markets. Our revenue increased by 9.37% during the three months ended September 30, 2009 from the three months ended September 30, 2008 and by 20.44% during the nine months ended September 30, 2009 from the nine months ended September 30, 2008 largely because of the addition of 3 new fueling stations added since the third quarter of 2008, as well as the increase of pipeline natural gas customers. As of September 30, 2009, we operated 36 CNG fueling stations in total and, in Shaanxi alone, we operated 24 CNG fueling stations. We believe we are the largest provider of CNG fueling stations in Xi’an, one of our core target markets for CNG.  As of September 30, 2009, we operated 12 CNG fueling stations in Henan province, another of our core target markets. The successful expansion of our CNG fueling station business in Xi’an and Henan province has been a significant factor driving our revenue growth and results of operations for the period reviewed. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. Since we do not have any revenue generating act ivies in the United States, we incurred a net operating loss for income tax purposes for the period ended September 30, 2009. The estimated net operating loss carry forwards for United States income tax purposes amounted to $2,278,525 and $1,657,473 as of September, 2009 and December 31, 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at September 30, 2009.

The PRC

Our subsidiary, VIE and its subsidiaries operate in China.  Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western portions of China such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Xilan Equipment, SJLNG, XXABC, HXNGC and LBNGC are subject to the 25% PRC income tax rate. Our effective income tax rate for the three months ended September 30, 2009 and 2008 were approximately 17.7% and 16.8%, respectively.

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

Internal Control Over Financial Reporting

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must report on our internal control over financial reporting. Based the Company’s evaluation, management concluded that, due to the identification of a material weakness in relation to inadequate US GAAP expertise, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and the fact that the company is still in the process of remediating such material weakness, as of September 30, 2009, the Company’s disclosure controls and procedures remained ineffective.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table represents the consolidated operating results for the three month period ended September 30, 2009 and 2008:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	September 30, 2009	September 30, 2008	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$14,789,924	$14,756,929	$32,995	0.2%

Natural gas from pipelines	664,462	597,532	66,930	11.2%

Gasoline	1,633,478	1,187,754	445,724	37.5%

Installation	2,415,550	1,197,051	1,218,499	101.8%

Auto conversion	621,770	661,934	(40,164)	-6.1%

Total	$20,125,184	$18,401,200	$1,723,984	9.4%

Overall. Total revenue for the three months ended September 30, 2009 increased to 20,125,184 from 18,401,200 for the three months ended September 30, 2008, an increase of 1,723,984 or 9.4%. This increase was mainly due to the addition of 3 new fueling stations added since the third quarter of 2008, and an increase in the number of residential and commercial pipeline customers to 118,973 as of September 30, 2009 from 92,984 as of September 30, 2008. We sold natural gas of 43,209,817 cubic meters during the three months ended September 30, 2009, compared to 43,213,532 cubic meters during the three months ended September 30, 2008. For the three months ended September 30, 2009, 84.9% of our revenue was generated from the sale of natural gas and gasoline, and the other 15.1% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 0.2% or $32,995, to $14,789,924 during the three months ended September 30, 2009, from $14,756,929 during the three months ended September 30, 2008, and contributed to 73.5% of our total revenue, which was the largest among our four major business lines. During the three months ended September 30, 2009, we sold compressed natural gas of 40,420,123 cubic meters, compared to 40,547,584 cubic meters during the three months ended September 30, 2008 through our fueling stations. In terms of average station sales value and volume, in the three months ended September 30, 2009, we sold approximately $418,622 and 1,144,074 cubic meters of compressed natural gas per station, compared to approximately $423,000 and 1,180,000 cubic meters in the three months ended September 30, 2008. The reason for the decline in per station sales by 3% in quantity was due to the construction of main subway lines in Xi'an, which caused certain bus routes to deviate from our stations as well as enhanced competition in Henan Province.  Unit selling price was relatively stable at $0.37 (RMB 2.5).

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 11.2%, or $66,930, to $664,462 during the three months ended September 30, 2009, from $597,532 during the three months ended September 30, 2008, and contributed to 3.3% of our total revenue. As of September 30, 2009, the Company had 118,973 pipeline customers, an increase of 25,989 customers comparing to as of September 30, 2008.  We also sold 2,789,694 cubic meters of natural gas through our pipelines during the three months ended September 30, 2009, compared to 2,665,948 cubic meters during the three months ended September 30, 2008.

Gasoline. Revenue from gasoline sales increased by 37.5%, or $445,724, to $1,633,478 during the three months ended September 30, 2009, from $1,187,754 during the three months ended September 30, 2008, and contributed 8.1% to our total revenue. The gasoline revenue increase was due to the sales volume increased 41.7% from 1,667,783 liters to 2,357,490 liters, offset by 2.67% decrease of unit sales price from $ 0.6500 (RMB4.86) per liter in the three months ended September 30, 2008 to $0.6934 (RMB 4.73) per liter in the three months ended September 30, 2009, affected by the decrease of international oil price. The increased sales volumes were due to our two stations, Xianning and Kaiyuan, began operation in the third quarter of 2008.

Installation Services. Revenue from installation services increased by 101.8%, or $1,218,499, to $ 2,415,550 during the three months ended September 30, 2009, from $1,197,051 during the three months ended September 30, 2008, and contributed 12.0% to our total revenue. The increase of installation sales was mainly due to the increase of pipeline customers in the newly acquired subsidiary, Lingbao Natural Gas, Co., since October 2008. Installation services to our top four customers contributed to 19.2%, 12.6%, 11.6% and 11.3% of our installation revenue for the three months ended September 30, 2009.

Auto Conversion Services. Revenue from our auto conversion division decreased by 6.1%, or $40,164, to $621,770 during the three months ended September 30, 2009, from $661,934 during the three months ended September 30, 2008, and contributed 3.1% to our total revenue.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	September 30, 2009	September 30, 2008	Increase / (Decrease) in dollar amount	Increase / (Decrease) in percentage
Natural gas from fueling stations	$7,075,387	$6,538,493	$536,894	8.2%

Natural gas from pipelines	460,801	434,542	26,259	6.0%

Gasoline	1,534,806	1,085,311	449,495	41.4%

Installation	972,146	448,900	523,246	116.6%

Auto conversion	364,352	401,587	(37,235)	(9.3%)

Total	$10,407,492	$8,908,833	$1,498,659	16.8%

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

Our cost of revenue for the three months ended September 30, 2009 was $10,407,492, an increase of $1,498,659, or 16.8%, from $8,908,833 for the three months ended September 30, 2008, while our revenue increased by 9.4% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 8.2%, or $536,894, to $7,075,387 during the three months ended September 30, 2009, as compared to $6,538,493 for the three months ended September 30, 2008, mainly due to increased coal bed methane procurement price in Henan Province from $0.1466 (RMB 1.0) to $0.1906 (RMB 1.3) in June 2009 reflecting enhanced coal bed methane demand brought by newly opened fueling stations in Henan Province.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 6.0%, or $26,259 to $460,801 during the three months ended September 30, 2009, as compared to $434,542 during the three months ended September 30, 2008, which was in line with the sales growth.

Gasoline. Cost of our gasoline revenue increased by 41.4%, to $1,534,086 during the three months ended September 30, 2009, from $1,085,311 for the three months ended September 30, 2008. The increase of cost of gasoline revenue was due to the increase in sales volume, and the effect of the increase of average unit cost from $0.6361 (RMB 4.44) per liter during the three months ended September 30, 2008 to $0.6523 (RMB 4.45) per liter during the three months ended September 30, 2009 due to the increasing price of the international fuel market.

Installation Services. Cost of revenue from our installation services increased by 116.6%, or $523,246, to $972,146 during the three months ended September 30, 2009, as compared to $448,900 during the three months ended September 30, 2008, as a result of the increase of pipeline customers.

Auto Conversion Services. Cost of our auto conversion revenue decreased by 9. 3%, or $37,235, to $364,352 during the three months ended September 30, 2009, as compared to $ 401,587 during the three months ended September 30, 2008.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	September 30, 2009	September 30, 2008	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$7,714,537	$8,218,436	$(503,899)	-6.1%

Natural gas from pipelines	203,661	162,990	40,671	25.0%

Gasoline	98,672	102,443	(3,771)	-3.7%

Installation	1,443,404	748,151	695,253	92.9%

Auto conversion	257,418	260,347	(2,929)	-1.1%

Total	$9,717,692	$9,492,367	$225,325	2.4%

We earned a gross profit of $9,717,692 for the three months ended September 30, 2009, an increase of $225,325 or 2.4%, compared to $9,492,367 for the three months ended September 30, 2008. In summary, gross profit increase was mainly due to the increased sales volume of pipeline natural gas with stable unit price and cost; and the increased installation revenue from new pipeline customers.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 55.7% in the three months ended September 30, 2008 to 52.2% in the three months ended September 30, 2009 due to increased coal bed methane procurement price in Henan Province from RMB 1.0 to RMB 1.3 in June 2009 reflecting enhanced coal bed methane demand brought by newly opened fueling stations in Henan Province.

Gross margin for natural gas sold through pipelines was 30.7% during the three months ended September 30, 2009, and increased slightly as compared to 27.3% during the three months ended September 30, 2008.

Gross margin for gasoline sales decreased from 8.6% during the three months ended September 30, 2008 to 6.0% during the three months ended September 30, 2009, due to the decrease of gasoline retail price and increase of gasoline purchase cost.

Gross margin for our installation business decreased to 59.8% in the three months ended September 30, 2009 from 62.5% in the three months ended September 30, 2008 due to increase of material costs.

Gross margin for our auto conversion business increased from 39.3% in the three months ended September 30, 2008 to 41.4% in the three months ended September 30, 2009 due to improved efficiency. Due to higher coal bed methane procurement cost, our total gross margin decreased from 51.6% for the three months ended September 30, 2008 to 48.3% for the three months ended September 30, 2009.

Operating expenses

We incurred operating expenses of $3,828,762 for the three months ended September 30, 2009, an increase of $762,250 or 24.9%, compared to $3,066,512 for the three months ended September 30, 2008. Sales and marketing costs increased 14.7 % from $2,098,343 for the three months ended September 30, 2008 to $2,406,462 for the three months ended September 30, 2009, primarily due to the $200,190 increase in depreciation expense and $101,678 increase in leasing expense, as well as $83,997 and $42,286 increase in utility and marketing expense, respectively, mainly related to the acquisition of Lingbao Natural Gas, Co. in October 2008 as well as the addition of 3 new fueling stations added since the third quarter of 2008. In addition, we also increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased 46.9% from $968,169 for the three months ended September 30, 2008 to $1,422,300 for the three months ended September 30, 2009 mainly due to increase of $252,485 in depreciation expense, and $130,181 in legal expense, as well as $59,948 in travel expense,. The transportation cost per million cubic meters of natural gas during the three months ended September 30, 2009 was approximately $2,669.

Income from Operations and Operating Margin

For the foregoing reasons, income from operations decreased by $536,925, or 8.4%, to $5,888,930 for the three months ended September 30, 2009, from $6,425,855 for the three months ended September 30, 2008.  Our operating margin for the three months ended September 30, 2009 was 29.3%, compared to 34.9% for the three months ended September 30, 2008.

Non-Operating Income (Expense)

Our non-operating expense decreased by $14,499, or 5.7%, to $240,130 for the three months ended September 30, 2009, from $254,629 for the three months ended September 30, 2008, primarily due to the reversal of excessive interest expense of $293,453 previously recognized as penalty interest due to delayed Nasdaq listing pursuant to the indenture with Abax Lotus, Ltd.

Provision for Income Tax

Income tax was $1,001,281 for the three months ended September 30, 2009, as compared to $1,034,636 for the three months ended September 30, 2008.

Net Income

Based on the foregoing, net income decreased to $4,647,519 for the three months ended September 30, 2009, a decrease of $489,071, or 9.5%, from $5,136,590 for the three months ended September 30, 2008. Net margin decreased from 27.9% during the three months ended September 30, 2008 to 23.1% during the three months ended September 30, 2009. The reduced net margin reflects increased coal bed methane procurement price as well as increase in operating expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table represents the consolidated operating results for the nine month period ended September 30, 2009 and 2008:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	September 30, 2009	September 30, 2008	Increase in dollar Amount	Increase in percentage
Natural gas from fueling stations	$44,099,167	$38,697,495	$5,401,672	14.0%

Natural gas from pipelines	2,041,717	1,797,151	244,566	13.6%

Gasoline	4,440,892	3,466,601	974,291	28.1%

Installation	7,019,593	3,549,621	3,469,972	97.8%

Auto conversion	1,794,001	1,806,492	(12,491)	-0.7%

Total	$59,395,370	$49,317,360	$10,078,010	20.4%

Overall. Total revenue for the nine months ended September 30, 2009 increased to $59,395,370 from $49,317,360 for the nine months ended September 30, 2008, an increase of $10,078,010 or 20.4%. This increase was mainly due to the addition of 10 new fueling stations added since the first quarter of 2008, and an increase in the number of residential and commercial pipeline customers to 118,973 as of September 30, 2009 from 92,984 as of September 30, 2008. We sold natural gas of 129,583,633 cubic meters during the nine months ended September 30, 2009, compared to 115,303,300 cubic meters during the nine months ended September 30, 2008. For the nine months ended September 30, 2009, 85.2% of our revenue was generated from the sale of natural gas and gasoline, and the other 14.8% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 14.0% or $5,401,672, to $44,099,167 during the nine months ended September 30, 2009, from $38,697,495 during the nine months ended September 30, 2008, and contributed to74.2% of our total revenue, which was the largest among our four major business lines. The increase of natural gas revenue was mainly due to the increase of sales volume generated from our newly added fueling stations. During the nine months ended September 30, 2009, we sold compressed natural gas of 120,866,756 cubic meters, compared to 107,226,877 cubic meters during the nine months ended September 30, 2008 through our fueling stations. In terms of average station sales value and volume, in the nine months ended September 30, 2009, we sold approximately $1,256,029 and 3,442,517 cubic meters of compressed natural gas per station, compared to approximately $1,292,000 and 3,650,000 cubic meters in the nine months ended September 30, 2008. The reason for the decline in per station sales by 6% in quantity was due to the construction of main subway lines in Xi'an, which caused certain bus routes to deviate from our stations and the new competition in Henan Province. Unit selling price was relatively stable at $0.37 (RMB 2.5).

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 13.6%, or $244,566, to $2,041,717 during the nine months ended September 30, 2009, from $1,797,151 during the nine months ended September 30, 2008, and contributed to 3.4 % of our total revenue. As of September 30, 2009, the Company had 118,973 pipeline customers, an increase of 25,989 customers comparing to as of September 30, 2008.  We also sold 8,716,877 cubic meters of natural gas through our pipelines during the nine months ended September 30, 2009, compared to  8,076,422 cubic meters during the nine months ended September 30, 2008.

Gasoline. Revenue from gasoline sales increased by 28.1%, or $974,291, to $4,440,892 during the nine months ended September 30, 2009, from $3,466,601 during the nine months ended September 30, 2008, and contributed 7.5% to our total revenue. The gasoline revenue increase was due to the sales volume increased 39.9% from 5,170,860 liters to 7,236,253 liters, offset by 10.5% decrease of unit sales price from $0.6705  (RMB4.68) per liter in the nine months ended September 30, 2008 to RMB $0.6142 (RMB 4.19) per liter in the nine months ended September 30, 2009, affected by the decrease of international oil price. The increased sales volume was due to our two stations, Xianning and Kaiyuan, began operation in September 30, 2008.

Installation Services. Revenue from installation services increased by 97.8%, or $3,469,972, to $ 7,019,593 during the nine months ended September 30, 2009, from $3,549,621 during the nine months ended September 30, 2008, and contributed 11.8% to our total revenue. The increase of installation sales was mainly due to the increase of pipeline customers in the newly acquired subsidiary, Lingbao Natural Gas, Co., since January 2009. Installation services to our top four customers contributed to 12.2%, 8.7%, 7.3% and 6.9% of our installation revenue for the nine months ended September 30, 2009.

Auto Conversion Services. Revenue from our auto conversion division decreased by 0.7%, or $12,491, to $1,794,001 during the nine months ended September 30, 2009, from $1,806,492 during the nine months ended September 30, 2008, and contributed 3.0% to our total revenue.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	September 30, 2009	September 30, 2008	Increase / (Decrease) in dollar amount	Increase / (Decrease) in percentage
Natural gas from fueling stations	$20,343,004	$19,078,470	$1,264,534	6.6%

Natural gas from pipelines	1,430,631	1,291,308	139,323	10.8%

Gasoline	4,194,615	3,208,326	986,289	30.7%

Installation	2,734,125	1,389,067	1,345,058	96.8%

Auto conversion	1,063,461	1,103,583	(40,122)	-3.6%

Total	$29,765,836	$26,070,754	$3,695,082	14.2%

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

Our cost of revenue for the nine months ended September 30, 2009 was $29,765,836, an increase of $3,695,082, or 14.2%, from $26,070,754 for the nine months ended September 30, 2008, while our revenue increased by 20.4 % during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 6.6%, or $1,264,534, to $20,343,004 during the nine months ended September 30, 2009, as compared to $19,078,470 for the nine months ended September 30, 2008. The low growth rate for cost of natural gas for our fueling stations was primarily due to the low procurement price in coal bed methane we obtained from July 2008 to May 2009 in Henan province that reduced our unit cost from one of our major supplier by approximately 35%,from $0.2221(RMB1.55) to $0.1433(RMB1.00), offset by the increase of natural gas procurement price starting June 2009, from $0.1466(RMB1.00) to $0.1906(RMB1.30). Our overall average unit cost was reduced by 3.3% during the nine months ended September 30, 2009.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 10.8%, or $139,323 to $1,430,631 during the nine months ended September 30, 2009, as compared to $1,291,308 during the nine months ended September 30, 2008, which was in line with the sales growth.

Gasoline. Cost of our gasoline revenue increased by 30.7%, or $986,289, to $4,194,615 during the nine months ended September 30, 2009, from $3,208,326 for the nine months ended September 30, 2008. The increase of cost of gasoline revenue was due to the increase in sales volume, offset by the effect of the decrease of average unit cost from $0.6189 (RMB 4.32) per liter during the nine months ended September 30, 2008 to $0.5790 (RMB 3.95) per liter during the nine months ended September 30, 2009 due to the decreasing price of the international fuel market.

Installation Services. Cost of revenue from our installation services increased by 96.8%, or $1,345,058, to $2,734,125 during the nine months ended September 30, 2009, as compared to $1,389,067 during the nine months ended September 30, 2008, as a result of the increase of pipeline customers.

Auto Conversion Services. Cost of our auto conversion revenue decreased by 3.6%, or $40,122, to $1,063,461 during the nine months ended September 30, 2009, as compared to $1,103,583 during the nine months ended September 30, 2008.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	September 30, 2009	September 30, 2008	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$23,756,163	$19,619,025	$4,137,138	21.1%

Natural gas from pipelines	611,086	505,843	105,243	20.8%

Gasoline	246,277	258,275	(11,998)	-4.6%

Installation	4,285,468	2,160,554	2,124,914	98.4%

Auto conversion	730,540	702,909	27,631	3.9%

Total	$29,629,534	$23,246,606	$6,382,928	27.5%

We earned a gross profit of $29,629,534 for the nine months ended September 30, 2009, an increase of $6,382,928 or 27.5%, compared to $23,246,606 for the nine months ended September 30, 2008. In summary, gross profit increase was mainly due to the increased sales volume of natural gas from fueling stations with low procurement price in coal bed methane from July 2008 to May 2009 in Henan; the increased sales volume of pipeline natural gas with stable unit price and cost; and the increased installation revenue from new pipeline customers.

Gross margin

Gross margin for natural gas sold through our fueling stations increased from 50.7% in the nine months ended September 30, 2008 to 53.9% in the nine months ended September 30, 2009, due to lower coal bed methane procurement cost in Henan Province.

Gross margin for natural gas sold through pipelines was 29.9% during the nine months ended September 30, 2009, and increased slightly as compared to 28.2% during the nine months ended September 30, 2008.

Gross margin for gasoline sales decreased from 7.5% during the nine months ended September 30, 2008 to5.6% during the nine months ended September 30, 2009, due to the decrease of gasoline retail price exceeded the decrease of gasoline purchase cost.

 Gross margin for our installation and auto conversion businesses were 61.1% and 40.7% during the nine months ended September 30, 2009, respectively, and remained flat compared to 60.9% and 38.9% during the nine months ended September 30, 2008. Due to the low procurement price in coal bed methane from July 2008 to May 2009 in Henan , our total gross margin increased from 47.1% for the nine months ended September 30, 2008 to 49.9% for the nine months ended September 30, 2009.

Operating expenses

We incurred operating expenses of $11,349,049 for the nine months ended September 30, 2009, an increase of $3,392,,924 or 42.6%, compared to $7,956,125 for the nine months ended September 30, 2008. Sales and marketing costs increased 41.0% from $5,008,631 for the nine months ended September 30, 2008 to $7,062,429 for the nine months ended September 30, 2009, primarily due to the $1,061,006 increase in depreciation expense as well as $537,884 and $304,085 increase in leasing and utility expense, respectively, mainly related to the acquisition of Lingbao Natural Gas, Co. in October 2008 as well as the addition of 10 new fueling stations added since the first quarter of 2008. In addition, we also increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased 45.4% from $2,947,494 for the nine months ended September 30, 2008 to $4,286,620 for the nine months ended September 30, 2009 mainly due to increase of $813,701 in depreciation expense and $276,832 increase in salary expense primarily reflecting the growth of employees, the recruiting of qualified Chief Financial Officer as well as adjustment of compensation for our Chief Executive Officer to market rate. The transportation cost per million cubic meters of natural gas during the nine months ended September 30, 2009 was approximately $2,536.

Income from Operations and Operating Margin

For the foregoing reasons, income from operations increased by $2,990,004, or 19.6%, to $18,280,485 for the nine months ended September 30, 2009, from $15,290,481 for the nine months ended September 30, 2008.  Our operating margin for the nine months ended September 30, 2009 was 30.8%, compared to 31.00% for the nine months ended September 30, 2008.

Non-Operating Income (Expense)

Our non-operating expense increased by $1,135,713, or 91.0%, to $2,383,367 for the nine months ended September 30, 2009, from $1,247,654 for the nine months ended September 30, 2008, primarily due to the recognition of $1,473,762 non-operating expense related to change in fair value of the Company’s outstanding warrants.

Provision for Income Tax

Income tax was $3,185,220 for the nine months ended September 30, 2009, as compared to $2,584,774 for the nine months ended September 30, 2008 which is in line with the sales growth.

Net Income

Based on the foregoing, net income increased to $12,711,898 for the nine months ended September 30, 2009, an increase of $1,253,845, or 10.9%, from $11,458,053 for the nine months ended September 30, 2008. Net margin decreased from 23.2% during the nine months ended September 30, 2008 to 21.4% during the nine months ended September 30, 2009. The reduced net margin reflects the non-operating expenses related to fair value change of the Company’s outstanding warrants.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity have consisted of cash generated from our operations and debt financing. In 2008, we sold senior notes with a face value of $40 million to Abax Lotus Ltd. Our principal uses of cash have been, and are expected to continue to be, for operational purposes as well as for constructing our LNG plant.

As of September 30, 2009, the Company had $55,931,579 of cash and cash equivalents on hand compared to $5,854,383 of cash and cash equivalents as of December 31, 2008. The increase was primarily attributable to the underwritten public offering in September 2009, the net proceeds of which is approximately $54.4 million.

Net cash provided by operating activities was $18,262,387 for the nine months ended September 30, 2009 compared to net cash provided by operations of $12,711,311 for the nine months ended September 30, 2008. The primary reason for the change was due to the increase in net income, adjusted for non-cash expenses items of $6,201,171 and change in working capital of $651,682.

Net cash used in investing activities decreased from $44,611,535 during the nine months ended September 30, 2008 to $22,578,879 for the same period in 2009 primarily because of prepayment to equipment suppliers and construction  of the LNG plant, and construction addition of fueling stations during the nine months ended September 30, 2008. For the nine months ended September 30, 2009, major cash outflow were primarily to our construction in progress for the LNG Plant.

We had net cash of $54,370,361  provided by financing activities for the nine months ended September 30, 2009, due to the secondary public offering, compared to net cash provided by financing activities of $37,877,491 during the nine months ended September 30, 2008.

The Company paid $18,064,065 to the LNG processing plant as a prepayment on equipment as well as addition to construction in progress during the nine months ended September 30, 2009.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CAPITAL EXPENDITURES

Our planned capital expenditures as of September 30, 2009 were $59 million, which we expect to be incurred in connection with the construction of our LNG facility joint-venture cooperation with CNPC Kunlun and the acquisition of additional fueling stations. We planned to invest approximately $45 million to construct this facility but are anticipating now that the total investment increase to approximately $49 million primarily attributed to significant increase in material and labor costs incurred due to additional engineering reinforcement needs to ensure project safety, excluding $2.7 million additional payment of land use right for phase I, phase II and phase III because soaring local land price due to recent energy resource explorations as well as the cost of $4.5 million to purchase an additional 8.3 acres of land use right for the Yulin government’s construction of an electricity substation, phase II and phase III of the LNG plant.

Phase I of the LNG plant is under construction and is expected to be completed by May 2010, later than originally planned because of delays mainly due to macro tariff exemption changes and additional document requirements at Shaanxi Province customs; engineering reinforcement of plant basis; ocean shipment route changes to avoid pirates in Somali area.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	40,000	-	13,333	26,667	$-
Other Long-Term Liabilities Reflected on Company's Balance Sheet	17,500	-	-	-	17,500(1)
Total	57,500	-	13,333	26,667	$17,500

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

Year ending December 31, 2009	$86,758
Year ending December 31, 2010	1,458,518
Year ending December 31, 2011	1,577,171
Year ending December 31, 2012	1,391,916
Year ending December 31, 2013	1,280,490
Thereafter	21,923,923
Total	$27,718,776

For the three months ended September 30, 2009 and 2008, the land use right and office lease expenses were $411,452 and $256,876, respectively. For the nine months ended September 30, 2009 and 2008, the land use right and office lease expenses were $1,209,549 and $630,821 respectively.

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

As of September 30, 2009, we advanced $6,140,000 to Hebei and the future commitment for equipment is $6,960,000.

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

Capital Commitments

In July 2009, the Company, through its variable interest entity, Xi’an Xilan Natural Gas Co., Ltd. (“Xi’an Xilan”), has entered into a joint venture agreement with China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. and a Joint Venture Company will be established.  The Joint Venture Company will have an initial registered capital of RMB50,000,000 (approximately $7,350,000) and Xi’an Xilan has a capital commitment of RMB24,500,000, representing 49% of the Joint Venture Company’s total registered capital.  As of September 30, 2009, Xi’an Xilan has not yet made any capital contribution.

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

FOREIGN CURRENCY TRANSLATIONS

As of September 30, 2009 and December 31, 2008, our accounts were maintained, and our consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD with the RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income. Cash flows from the Company's operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity at September 30, 2009 were translated RMB6.82 to $1.00 as compared to RMB6.82 at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2009 and 2008, were RMB 6.82 and RMB 6.98 to $1.00, respectively.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial position and results of operations contained in this Quarterly Report on Form 10-Q is based on our condensed consolidated unaudited financial statements, contained elsewhere herein. The preparation of these financial statements in conformity with GAAP requires that we make estimates. There have been no material changes in the development of our accounting estimates or the assumptions underlying those estimates, or the accounting policies that we disclosed as our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition

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

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Our management determined that all receivables are good and there is no need for a bad debt reserve as of September 30, 2009.

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

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

FASB accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This FASB accounting standard also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. We record such prepayment as unearned revenue when the payments are received.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 2. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

In January 2009, the FASB’s accounting standard regarding other investments providing additional guidance which amended the impairment model to remove the exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding fair value measurements and disclosures providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This guidance shall be applied prospectively with retrospective application not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding debt and equity securitiesrequires  to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this guidance does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009 In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB updated an accounting standard regarding subsequent events providing guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The Company adopted this Standard during the second quarter of 2009. This guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on November 9, 2009.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This guidance is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB updated an accounting standard regarding consolidation guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its securitization programs.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $40 million at September 30, 2009, all of which bears interest at fixed rates. The $40 million of fixed-rate debt is due on 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate in China local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities of which the functional currency is the China local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Cumulative Translation Adjustment in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $195,040 adjustment to decrease our equity account for the quarter ended September 30, 2009 to reflect the net impact of the fluctuating of Chinese currency against the U.S. dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company's disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on this evaluation, management concluded that, due to the identification of a material weakness in relation to inadequate US GAAP expertise, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and the fact that the company is still in the process of remediating such material weakness, as of September 30, 2009, the Company’s disclosure controls and procedures remained ineffective.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. From the second quarter of 2009, the Company has started to independently completing the consolidation of its financial statements in accordance with U.S. GAAP through recruiting of U.S. GAAP proficient accounting personnel. We are also allocating additional resources to train our existing accounting staff and will continue this effort in the future. Most of the policies, procedures and practices are already in place and being implemented. These initiatives include the following:

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

The resulting changes in our internal control over financial reporting were evaluated and determined to not have materially affected our control structure for the quarter ended September 30, 2009.

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

China Natural Gas, Inc.

November 9, 2009	By:	/s/ Qinan Ji

Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

November 9, 2009	By:	/s/ Veronica Chen

Veronica Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)