Form 10-K
period 2009-12-31
China Natural Gas, Inc.
filed 2010-03-10
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2009, was approximately $156,805,654. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of February 28, 2010 there were 21,183,904 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

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

ITEM 1. BUSINESS

Overview

We are an integrated natural gas operator in The Peoples’ Republic of China (“China” or the “PRC”),  primarily involved in the distribution of compressed natural gas (“CNG”) through our variable interest entity (“VIE”)-owned CNG fueling stations. As of December 31, 2009, we operated 24 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province. Our VIE own our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the year ended December 31, 2009, we sold CNG of 164,343,895 cubic meters through our VIE-owned fueling stations, compared to 149,412,144 cubic meters for the year ended December 31, 2008. We also transport, distribute and sell piped natural gas to residential and commercial customers in the Xi’an area, including Lantian County, and the districts of Lintong and Baqiao, in Shaanxi province through a high pressure pipeline network of approximately 120 kilometers.

We operate four main business lines:

•	Distribution and sale of CNG through our VIE-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (36 stations as of December 31, 2009);

•
Installation, distribution and sale of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 108,423 residential customers as of December 31, 2009;

•
Distribution and sale of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (eight of our CNG fueling stations sold gasoline as of December 31, 2009); and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our auto conversion sites.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

On October 24, 2006, our VIE, Xi’an Xilan Natural Gas Co., Ltd. ("XXNGC"), formed a wholly-owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd. ("SJLNG"), for the purpose of constructing a liquefied natural gas ("LNG") facility to be located in Jingbian, Shaanxi province. We planned to invest approximately $50 million to construct this facility, funded through the sale of senior notes to Abax and our September 2009 equity financing, as well as cash flows from operations. The LNG plant is under construction and is expected to be completed by the second quarter of 2010. Once completed, the plant is expected to have a LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

We had total revenues of $81,066,118, $67,720,659 and $35,392,053 for the years ended December 31, 2009, 2008 and 2007, respectively.  We had net income of $18,830,787, $15,190,368 and $9,116,070 for the years ended December 31, 2009, 2008 and 2007, respectively. We had total assets of $197,614,516, $118,262,291 and 53,289,998 as of December 31, 2009, 2008 and 2007, respectively.

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

On February 22, 2006, we formed Shaanxi Xilan Natural Gas Equipment Co., Ltd., ("SXNGE") as a wholly foreign owned enterprise (“WFOE”). We then, through SXNGE entered into exclusive arrangements with XXNGC and these shareholders that give us the ability to substantially influence XXNGC's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We memorialized these arrangements on August 17, 2007. As a result, we consolidate the financial results of XXNGC as a variable interest entity pursuant to FASB accounting standard.

On October 24, 2006, XXNGC formed a wholly-owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd. (“SJLNG”), a limited liability company organized under the laws of the PRC to administer the production and sales of LNG.

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

On October 27, 2009, XXNGC formed Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd. (“JV”) as a joint venture with China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (“CNPC Kunlun”) in Henan province, PRC. The JV was established to build and operate CNG compressor stations and fueling stations, sell CNG, provide vehicle conversion services from gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles and technical advisory work services in Henan, PRC. CNPC Kunlun will hold 51% ownership of the JV, and XXNGC will hold 49% ownership.

On October 27, 2009, CHNG formed Xilan Energy Co., Ltd. (“XEC”) as a wholly owned limited liability company in Hong Kong.  XEC was established for the purpose of importing liquid natural gas (“LNG”) into PRC.

On December 17, 2009, XXNGC formed Hubei Xilan Natural Gas Co., Ltd. (“HBXNGC”) as a wholly owned limited liability company in Hubei province, PRC.  HBXNGC was established to construct harbor LNG fueling stations and ships in Hubei, PRC.

The following diagram illustrates our corporate and share ownership structure:

Our Variable Interest Entity Agreements

The following is a summary of the agreements we have with our variable interest entity, XXNGC:

Consulting Service Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE and XXNGC, SXNGE provides XXNGC exclusive consulting services with respect to XXNGC's general business operation, human resources and research and development. In return, XXNGC pays a quarterly service fee to SXNGE, which is equal to XXNGC’s revenue for such quarter. The term of this agreement is indefinite unless SXNGE notifies XXNGC of its intention to terminate this agreement. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

Operating Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, SXNGE agrees to act as a guarantor for XXNGC in the contracts, agreements or transactions in connection with XXNGC’s operation between XXNGC and any other third party, to provide full guarantee for the performance of such contracts. XXNGC agrees, as a counter-guarantee, to pledge all of its assets, including accounts receivable to SXNGE. The XXNGC shareholders party to this operating agreement agree to, among other things, appoint as XXNGC's director, individuals recommended by XXNGC and appoint SXNGE's senior officers as XXNGC's general manager, chief financial officer and other senior officers. The term of this agreement is indefinite unless SXNGE notifies XXNGC of its intention to terminate this agreement with 30 days prior notice. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

Equity Pledge Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, to secure the payment obligations of XXNGC under the Consulting Service Agreement described above, the XXNGC shareholders party to this equity pledge agreement have pledged to SXNGE their entire equity ownership interests in XXNGC. Upon the occurrence of certain events of default specified in this agreement, SXNGE may exercise its rights and foreclose on the pledged equity interest. Under this agreement, the pledgors may not transfer the pledged equity interest without SXNGE's prior written consent. This agreement will also be binding upon successors of the pledgor and transferees of the pledged equity interest. The term of the pledge is two years after the obligations under the Consulting Service Agreement have been fulfilled. This agreement is retroactive to March 8, 2006.

Option Agreement, dated August 17, 2007. Under this option agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders party to this option agreement irrevocably granted to SXNGE, or any third party designated by SXNGE, the right to acquire, in whole or in part, the respective equity interests in XXNGC of these XXNGC shareholders. The option agreement can be terminated by SXNGE by notifying XXNGC of its intention to terminate this agreement with 30 days prior notice. The option agreement is retroactive to March 8, 2006.

Addendum to the Option Agreement, dated August 8, 2008. Under this addendum to the option agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders (the "Transferors") irrevocably granted to SXNGE an option to purchase the XXNGC shareholders' additional equity share in XXNGC (the "Additional Equity Interest") in connection with an increase in XXNGC's registered capital since the execution of the option agreement at $1.00 or the lowest price permissible under the applicable laws at the time that SXNGE exercises the option to purchase the Additional Equity Interest. The option agreement can be terminated by SXNGE by notifying XXNGC of its intention to terminate this agreement with 30 days prior notice. This addendum is retroactive to June 30, 2008.

Proxy Agreement dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders irrevocably granted to SXNGE the right to exercise their shareholder voting rights, including attendance at and voting of their shares at shareholders meetings in accordance with the applicable laws and XXNGC’s articles of associations. This agreement is retroactive to March 8, 2006.

Our Products, Services and Customers

CNG and Gasoline Fueling Stations

As of December 31, 2009, our VIE operated 24 CNG fueling stations in the Shaanxi province and 12 CNG fueling stations in Henan province. Through these VIE-owned fueling stations, CNG is sold to taxis, buses and private cars that operate with CNG technology. During the year ended December 31, 2009, we purchased natural gas at an average cost of RMB1.11/cubic meter and sold each cubic meter for RMB2.33 net of value added taxes in Shaanxi province and we purchased natural gas at an average cost of RMB1.19/cubic meter and sold each cubic meter for RMB2.83 net of value added taxes in Henan province.

We continue to expand our VIE-owned CNG fueling station base by constructing new stations as well as acquiring existing stations. We can obtain approvals and construct a CNG fueling station in Shaanxi province in approximately 60 days for a cost of approximately US$1,300,000 to US$1,500,000. We are evaluating additional sites for CNG fueling stations in Shaanxi, Henan and in other regions.

Our VIE also own three natural gas compressor stations. Two are located in Xi’an: Hongqing station, acquired in July 2005, near our pipeline; and Changsheng station, acquired in September 2008. The third station is located in Xianyang city and was acquired in January 2008. A compressor station compresses natural gas and allows trucks to transport CNG to fueling stations. We currently have a daily processing capacity of 250,000 cubic meters of CNG.

We began to distribute and sell gasoline during the fourth quarter of 2007 in an effort to support our sales of CNG by attracting more natural gas/gasoline hybrid car owners through providing a one-stop refueling option for such customers. Our gasoline facilities were either installed by us at our existing CNG stations or acquired through our acquisition of CNG fueling stations that have both CNG and gasoline fueling capability. As of December 31, 2009, we distributed and sold gasoline at eight of our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles in Xi'an. During the year ended December 31, 2009, we purchased gasoline at an average cost of RMB4.13/liter and sold each liter at an average price of RMB4.39/liter net of value added taxes in Xi'an.

Our Pipeline Distribution System

Our VIE own and operate a high pressure pipeline network of approximately 120 kilometers in the Xi’an area. The network connects to a high pressure government pipeline network operated by Shaanxi Natural Gas Company, which supplies natural gas directly from a gas field in the northern region of the province. Our high pressure pipeline then feeds into city-gate "let-down" stations at Hongqing and Lantian County, where the pressure is reduced and natural gas is transported through a network of low-pressure distribution pipes to supply our residential and commercial customers in Lantian County and the Lintong and Baqiao Districts. The supply also feeds our compressor stations at Hongqing and Xianyan where CNG is collected by tankers to supply our CNG fueling stations.

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

Our Automobile Conversion Sites

We began our automobile conversion business during the second quarter of 2007. Our automobile conversion sites convert gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles. As of December 31, 2009, we had four auto conversion sites, all in the Xi'an area.

Our CNG Market

As of December 31, 2009, there were 3,639 buses and 10,646 taxes powered by CNG in Xi’an, which accounts for approximately 97% and 91% of the total market, respectively. Each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day (Source:  PRC Ministry of Science and Technology). The PRC government estimates in its Eleventh Five Year Plan (2006-2010) that current total demand for CNG as a vehicular fuel in the Xi’an area will reach approximately 1,070,000 cubic meters per day by 2010. Compared to gasoline and diesel, we believe natural gas as vehicular fuel is cheaper, cleaner and safer. The PRC government’s Clean Energy Policy encourages the use of CNG as a vehicular fuel.

We estimate that the average CNG station in Xi’an pumped approximately 11,000 cubic meters of CNG per day in 2009. As of December 31, 2009, there were 73 CNG fueling stations in Xi’an and we estimate that approximately 803,000 cubic meters of CNG was pumped per day during 2009, a figure below estimated total demand. As a result, we believe that there is unmet demand for CNG as vehicular fuel in the Xi’an area.

As of December 31, 2009, there were approximately 2,100 buses and 8,900 taxes powered by CNG in Zhengzhou, which account for approximately 50% and 84% of the market shares, respectively. (Source: Zhengzhou Evenings). We estimate each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day.

We estimate that the average CNG station in Henan pumped approximately 11,000 cubic meters of CNG per day in 2009. As of December 31, 2009, there were 42 CNG fueling stations in Henan and we estimate that approximately 462,000 cubic meters of CNG was pumped per day during 2009, a figure below estimated total demand. As a result, we believe that there is unmet demand for CNG as vehicular fuel in the Henan area.

While there are many competitors in the distribution and sale of CNG in China, we believe we are well positioned in the market through our cooperation with local natural gas suppliers and our experience in Shaanxi and Henan.

Our Pipeline Network Customers

As of December 31, 2009, we had 108,423 customers, including residential and commercial customers. We continue to expand our customer base in Xi’an's newly developed business and residential areas including Baqiao, Hongqing and Xihang as well as Lingbao in Henan Province. Our commercial customers, including the Xiwei Aluminum Company and the Hungtian Company, use natural gas as a raw material for their production process. We are not dependent upon any single customer or group of customers for a material portion of our natural gas sales or revenues.

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

Our Liquefied Natural Gas (“LNG”) Project

In September 2007, we began the construction of an LNG processing and distribution plant in Jingbian, Shaanxi province (the "LNG Project"). We estimate that the LNG Project will cost approximately $50 million, funded through the sale of senior notes to Abax and our September 2009 equity financing, as well as cash flows from operations. We believe we have obtained all the required permits and approvals to build the LNG plant and expect construction to be completed by the second quarter of 2010.

During 2009, we made significant progress towards completing the LNG Project and spent approximately $31 million in constructing our LNG facility, acquiring technology licenses, prepaying for equipment purchases and acquiring land use rights. We believe that adding LNG to our product offerings will expand our geographic sales footprint and improve our revenues and profitability as well as diversify our revenue and profit structure.

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

Suppliers

We purchase our natural gas mainly from four vendors, namely, Shaanxi Natural Gas Co. Ltd., Petrochina Chang Qing Oil Field Branch, Jiyuan City Yuhai Gas Co., Ltd. and Qinshui Lanyan Coal Bed Methane Co., Ltd. Our supply contract with our largest supplier, Shaanxi Natural Gas Co. Ltd., is renewed on an annual basis. We have supply agreements with Petrochina Chang Qing Oil Field Branch, Jiyuan City Yuhai Gas Co., Ltd. and Qinshui Lanyan CoalBed Methane Co., Ltd. with no minimum purchase requirements. Our procurement price in Henan has increased from RMB 1.00/cubic meter to RMB 1.30/cubic meter starting June 2009. We do not expect the price to change materially in 2010.

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

Research and Development

We incurred $83,708 expense in connection with the experiment of converting diesel / gasoline fueled ships to be able to run on natural gas. The funding for all research and development expenses is expected to come from operating cash flows.

Governmental and Environmental Regulation

To date, we have complied with, or are in the process of renewing, all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•	Xi’an Natural Gas Operations License, authorized by the Shaanxi Municipal Management Committee, effective from August 18, 2009 to August 17, 2010.

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

•	Business license to operate Shaanxi Xilan Natural Gas Equipment Co., Ltd. effective from February 22, 2006 to February 21, 2021.

•	Business license to operate Xi’an Xilan Natural Gas Co., Ltd. effective as of January 8, 2000.

•	Business license to operate Xi’an Xilan Auto Body Shop Co., Ltd. effective as of December 1, 2006.

•	Business license to operate Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. effective from October 24, 2006 to October 23, 2036.

•	Business license to operate Henan Xilan Natural Gas Co. Ltd. effective from July 3, 2008 to June 25, 2018.

•	Business license to operate Lingbao Yuxi Natural Gas Co., Ltd. effective from June 13, 2008 to June 12, 2012.

•	Business license to operate Hubei Xilan Natural Gas Co., Ltd. effective from December 17, 2009 to December 16, 2010.

•	Business license to operate Xilan Energy Co., Ltd. effective from October 27, 2009 to October 26, 2010.

•	Business license to operate Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd. effective from October 27, 2009 to October 22, 2029.

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

Employees

As of December 31, 2009, we had 868 employees, including, 94 in management, 8 in sales, and 766 in finance, accounting, and operations. We have not experienced any industrial actions and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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

Natural gas sales accounted for 76.8%, 82.3% and 79.9% of our revenue for the three years ended December 31, 2009, 2008 and 2007, respectively. However, the prices at which we purchase our natural gas supplies and sell our natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission (“NDRC”), and the local state price bureaus who have the discretion to set natural gas prices within the boundaries set by the PRC central government. Our results of operations for the periods reviewed have benefited from the natural gas procurement and sale prices set by government authorities. There is no assurance that the government authorities will continue to set natural gas procurement and sale prices at levels that will allow us to improve or even maintain our margins. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our margins in cases where we are unable to pass on the increased costs to our customers. In addition, higher natural gas prices may adversely impact the adoption of CNG and LNG and have a material and adverse effect on our financial condition and results of operations.

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

Inherent in our natural gas pipeline business are a variety of hazards and operational risks, such as leaks, ruptures and mechanical problems. The location of pipelines near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damage resulting from these risks, including the loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. The risks associated with our natural gas businesses may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.

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

Although we believe we comply with current regulations of the PRC, we cannot assure you that the PRC government would agree that our structure or operating arrangements comply with the PRC’s licensing, registration or other regulatory requirements with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. In addition, the equity pledge in the Equity Pledge Agreement between SXNGE and XXNGC and XXNGC's shareholders has not been registered and may be deemed to be unenforceable under PRC law.

Other than the proxy agreement between SXNGE and XXNGC and XXNGC's chairman and shareholders, which does not contain a choice of law or jurisdictional clause, our contractual arrangements with XXNGC are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If XXNGC or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot be sure would be effective. However, the legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

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

As of December 31, 2009, our co-founder and chief executive officer, Mr. Ji, beneficially owned 2,965,799 shares of common stock or approximately 14.0% of our outstanding shares of common stock. Mr. Ji is an affiliate as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, due to the large size of his shareholding in us and his positions with us as our chairman and chief executive officer. Rule 144 defines an affiliate of a company as a person that, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, our company. Mr. Ji has, and may continue to have, significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may not act in the best interests of our other shareholders. In addition, without the consent of Mr. Ji, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

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

We have additional properties located in Lantian County, the districts of Baqiao, Lintong and Gaoxin in the city of Xi’an, and the cities of Jiyuan, Kaifung and Pindingshan, in Henan province. We own a 120km high-pressure underground pipeline network and two Citygate stations (terminals) with accompanying buildings and equipment. We lease the main office building where we are headquartered and all of our CNG fueling station sites. In order to secure sufficient CNG supply, our VIE also own three mother stations in Xi’an city to support our stations. As of December 31, 2009, our VIE own and operate 24 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province.

In February, 2006 we formed our wholly-owned subsidiary, Shaanxi Xilan Natural Gas Equipment Co., Ltd., which maintains an office in the No. 3 Xianmen St., Lantian County, Xi’an, Shaanxi province, China. The office consists of approximately 1001 sq. feet, with annual rental payment of $1,106.

On October 24, 2006, XXNGC formed a wholly-owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd., which maintains an office in the Tongwang Road, Zhangjiapan Town, Jingbian County, China. The office consists of approximately 3,921 sq. feet, with annual rental payment of $5,214.

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

In December, 2009, XXNGC  formed a wholly-owned subsidiary, Hubei Xilan Natural Gas, Co., which maintains an office in the No. 478 of Hongneng Manson, Jianshe Avenue,Jianghan District,Wuhan City,Hubei Province, China. The office consists of approximately 900 square meters, with annual rental payment of $36,946.

As of December 31, 2009, our VIE owned 19 trucks and 34 tankers that the Company used to transport natural gas.

The company considers the properties to be adequate and sufficient for the requirements of each location. The extent of utilization of such properties varies from property to property and from time to time during the year.

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

We also carry directors’ and officers' liability insurance with XL Insurance Company Ltd. with aggregate limit of liability of $15 million to cover our management and directors in the event that any claim may arise against such insured persons due to employment related acts. The insurance will expire on October 15, 2010 and is renewed annually.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to June 5, 2009, our common stock was quoted on the Over-the-Count Bulletin Board (“OTCBB”) under the symbol “CHNG.” On June 5, 2009, we terminated our listing on OTCBB and listed our common stock on NASDAQ Global Market also under the symbol “CHNG.” The following table sets forth, for the indicated periods, the high and low sales prices for our common stock, as reported on NASDAQ, and prior to June 5, 2009, as reported on the OTCBB. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$15.62	$9.07
Third Quarter	$14.36	$8.15
Second Quarter	$18.00	$5.02
First Quarter	$6.40	$3.00
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$4.08	$2.25
Third Quarter	$6.00	$3.50
Second Quarter	$7.33	$5.15
First Quarter	$7.25	$4.75

As of February 28, 2010 there were approximately 23 holders of record of our common stock.

Shareholders’ return on the common stock for the past five years are shown as follows

	2009	2008	2007	2006	2005
Return on equity	17.5%	24.7%	23.7%	30.9%	12.9%

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

Securities Authorized for Issuance under Equity Compensation Plan

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2009.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

For the past five years, the increase in the number of our VIE-owned CNG fueling stations has not affected our gross margin or per-station based operating margin since the natural gas cost and retail price remains stable.  Meanwhile, our selling, general and administrative expenses also increases in proportion to our scale of operations. Therefore, the increase in the number of our VIE-owned CNG fueling stations doesn’t materially affect the comparability of our financial data.

	Year ended December 31
	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS:

Revenues
Natural gas revenue	62,236,342	55,746,893	28,278,033	13,713,145	1,687,154
Gasoline revenue	6,384,172	4,616,052	38,486	-	-
Installation and others	12,445,604	7,357,714	7,075,534	5,115,645	3,163,545
Total revenues	81,066,118	67,720,659	35,392,053	18,828,790	4,850,699

Cost of revenues
Natural gas cost	29,478,854	27,234,508	14,838,997	7,663,060	1,293,585
Gasoline cost	5,993,207	4,277,458	34,747	-	-
Installation and others	5,432,978	3,469,671	3,151,331	2,054,940	1,110,452
Total cost of revenues	40,905,039	34,981,637	18,025,075	9,718,000	2,404,037

Gross profit	40,161,079	32,739,022	17,366,978	9,110,790	2,446,662

Operating expenses
Selling expenses	9,566,387	7,651,948	3,451,161	1,308,464	474,855
General and administrative expenses	5,541,885	4,024,882	2,837,768	1,287,735	500,228
Total operating expenses	15,108,272	11,676,830	6,288,929	2,596,199	975,083

Income from operations	25,052,807	21,062,192	11,078,049	6,514,591	1,471,579

Non-operating income (expense):
Interest income	125,287	209,502	70,697	41,109	2,131
Interest expense	(747,172)	(2,228,244)	-	-	-
Foreign currency exchange loss	(69,077)	(397,299)	(150,729)	-	-
Other income (expense)	(186,805)	111,859	31,976	(79,021)	(671)
Change in fair value of warrants	(1,031,330)
Total non-operating income (expense)	(1,909,097)	(2,304,182)	(48,056)	(37,912)	1,460

Income before income tax	23,143,710	18,758,010	11,029,993	6,476,679	1,473,039

Provision for income tax	4,312,923	3,567,642	1,913,923	1,025,584	220,956
Net income	18,830,787	15,190,368	9,116,070	5,451,095	1,252,083

Other comprehensive income
Foreign currency translation gain	52,959	5,184,035	2,637,573	610,705	228,175
Comprehensive income	18,883,746	20,374,403	11,753,643	6,061,800	1,480,258

Weighted average shares
outstanding
Basic	16,624,294	14,600,154	13,100,340	11,936,468	8,149,735
Diluted	16,830,907	14,645,070	13,150,901	11,936,468	8,149,735

Earnings per share
Basic	1.13	1.04	0.70	0.46	0.15
Diluted	1.12	1.04	0.69	0.46	0.15

BALANCE SHEETS DATA
(at end of period):

PROPERTY AND EQUIPMENT, net	72,713,012	76,028,272	32,291,995	17,193,728	8,267,897
Working Capital	46,661,041	4,989,448	13,581,900	5,289,220	(320,253)
TOTAL ASSETS	197,614,516	118,262,291	53,289,998	28,466,351	10,911,062
Long Term Debt	46,837,925	42,021,605	-	-	-
Stockholders’ Equity	144,113,272	71,648,421	51,207,314	25,630,204	9,675,550

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

Overview

We are an integrated natural gas operator in The People’s Republic of China (“China” or the “PRC”), primarily involved in distribution of compressed natural gas (“CNG”) through our VIE-owned CNG fueling stations. As of December 31, 2009, our VIE operated 24 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province. Our VIE own the CNG fueling stations while we lease the land upon which our VIE owned CNG fueling stations operate. For the year ended December 31, 2009, we sold CNG of 164,343,895 cubic meters through our fueling stations, compared to 149,412,144 cubic meters for the year ended December 31, 2008. Our VIE also transport, distribute and sell piped natural gas to residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province.

We operate four main business lines:

•	Distribution and sale of compressed natural gas through our VIE owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (36 stations as of December 31, 2009);

•
Installation, distribution and sale of piped natural gas to residential and commercial customers through our VIE owned pipelines. We distributed and sold piped natural gas to approximately 108,423 residential customers as of December 31, 2009;

•
Distribution and sale of gasoline through our VIE owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (eight of our CNG fueling stations sold gasoline as of December 31, 2009); and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our auto conversion sites.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

On October 24, 2006, our variable interest entity XXNGC, formed a wholly-owned subsidiary, SJLNG, for the purpose of constructing a LNG facility to be located in Jingbian, Shaanxi province. We planned to invest approximately $50 million to construct this facility, funded through the sale of senior notes to Abax and our September 2009 equity financing, as well as cash flows from operations. The LNG plant is under construction and is expected to be completed and fully operational by the second quarter of 2010. Once completed, the plant is expected to have a processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

We had total revenues of $81,066,118, $67,720,659 and $35,392,053 for the years ended December 31, 2009, 2008 and 2007, respectively.  We had net income of $18,830,787, $15,190,368 and $9,116,070 for the years ended December 31, 2009, 2008 and 2007, respectively.

Critical Accounting Policies

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

Construction in Progress

Construction in progress (“CIP”) consists of the cost of constructing property and equipment for the gas stations and a new project of processing, distribution and sale of LNG. The major cost of construction in progress relates to technology licensing fees, equipment purchases, land use rights requisition cost, capitalized interest and other construction fees.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.  Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

Revenue Recognition

Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. The installation contracts are usually completed within one to two months. Revenue from repairing and modifying vehicles is recorded when services are rendered to and accepted by the customers.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements established a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follows:

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

FASB accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This FASB accounting standard also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus qualifies for the exception.

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

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG fueling station business in our target markets. Our revenue increased by 19.7% during the year ended December 31, 2009, from the year ended December 31, 2008, partially because the newly added fueling stations in 2008 contributed a full year’s of revenue in 2009, as well as the addition of 1 new CNG fueling station during 2009. For the year ended December 31, 2008, our revenue increased by 91.3%, compared to the year December 31, 2007, primarily because of the addition of 11 new CNG fueling stations during 2008. As of December 31, 2009, we operated 36 CNG fueling stations in total and, in Shaanxi alone, we operated 24 CNG fueling stations. We believe we are the largest provider of CNG fueling stations in Xi’an, one of our core target markets for CNG. As of December 31, 2009, we operated 12 CNG fueling stations in Henan province, another of our core target markets. The successful expansion of our CNG fueling station business in Xi’an and Henan province has been a significant factor driving our revenue growth and results of operations for the period reviewed. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

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

The overall economic growth of China’s economy. We do not export our products outside China and our results of operations are thus substantially affected by the growth of the industrial base, the increase in residential, commercial and vehicular consumption and the overall economic growth of China. While China's economy has experienced a slowdown in 2008 and a recovery period in 2009, Although the government has initiated extensive domestic stimulus spending, expanded bank lending, increases in the speed of regulatory approvals of new construction projects and other economic policies, we are currently unable to predict the overall direction of PRC economy. Our results of operations rely on the overall success of China’s economy and may be affected by the macro economic trends.

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the years ended December 31, 2009, 2008 and 2007, and the net operating loss carry forwards for United States income tax purposes amounted to $3,232,855 and $1,657,473 as of December 31, 2009 and 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at December 31, 2009.

The PRC

Our subsidiary, VIE and its subsidiaries operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western portions of China such as Shaanxi province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from SXNGE, SJLNG, XXABC, HXNGC, LBNGC and HBXNGC are subject to the 25% PRC income tax rate. Our effective income tax rate for the years ended December 31, 2009, 2008 and 2007 were approximately 19%, 19% and 17%, respectively.

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

Internal Control Over Financial Reporting

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must report on our internal control over financial reporting. Our management may report whether our internal control over our financial reporting is effective based on internal assessments. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may report that our internal control over financial reporting is not effective.

During the audit of our internal control over financial reporting as of December 31, 2008, our auditor indentified certain material weaknesses as well as significant deficiencies. The Company contributed significant resources and remediation initiative, including:

•	Identifying and hiring additional personnel with U.S. GAAP and SEC reporting experience;
•	Providing training to our finance personnel to improve their knowledge of U.S. GAAP and SEC reporting requirements;
•	Holding regular meetings of the audit committee and resuming regular communication between the committee and our independent registered public accounting firm;
•	Engaging Ernst & Young to consult on our internal audit function as well as other internal control practices;
•	Establishing anonymous whistleblower systems for reporting violations of our governance policies, including policies regarding internal controls;
•	Introducing policies and procedures to effectively control daily cash transactions and recording;
•	Putting in place a centralized financial reporting software system in our headquarters, management centers and operating sites; and
•	Engaging external professional consultants to assess the entity level internal controls over financial reporting using the COSO internal control framework.

These remediation measures contributed to the improvement of our internal control over financial reporting. Based on such remediation measures and the management’s evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2009. Our independent registered public accounting firm also reported to us that based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), our internal control over financial reporting is effective.

Results of Operations

The following table sets forth certain information regarding our results of operations for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Revenues
Natural gas revenue	$62,236,342	$55,746,893	$28,278,033
Gasoline revenue	6,384,172	4,616,052	38,486
Installation and others	12,445,604	7,357,714	7,075,534
Total revenues	81,066,118	67,720,659	35,392,053

Cost of revenues
Natural gas cost	29,478,854	27,234,508	14,838,997
Gasoline cost	5,993,207	4,277,458	34,747
Installation and others	5,432,978	3,469,671	3,151,331
Total cost of revenues	40,905,039	34,981,637	18,025,075

Gross profit	40,161,079	32,739,022	17,366,978

Operating expenses
Selling expenses	9,566,387	7,651,948	3,451,161
General and administrative expenses	5,541,885	4,024,882	2,837,768
Total operating expenses	15,108,272	11,676,830	6,288,929

Income from operations	25,052,807	21,062,192	11,078,049

Non-operating income (expense):
Interest income	125,287	209,502	70,697
Interest expense	(747,172)	(2,228,244)	-
Other income, net	(186,805)	111,859	31,976
Chang in fair value warrants	(1,031,330)	-	-
Foreign currency exchange loss	(69,077)	(397,299)	(150,729)
Total non-operating expense	(1,909,097)	(2,304,182)	(48,056)

Income before income tax	23,143,710	18,758,010	11,029,993

Provision for income tax	4,312,923	3,567,642	1,913,923
Net income	18,830,787	15,190,368	9,116,070

Other comprehensive income
Foreign currency translation gain	52,959	5,184,035	2,637,573
Comprehensive income	$18,883,746	$20,374,403	$11,753,643

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

The following table represents the consolidated operating results for the years ended December 31, 2009 and 2008:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	December 31, 2009	December 31, 2008	Increase in dollar Amount	Increase in percentage
Natural gas from fueling stations	$59,257,975	$53,219,853	$6,038,122	11.3%

Natural gas from pipelines	2,978,367	2,527,040	451,327	17.9%

Gasoline	6,384,172	4,616,052	1,768,120	38.3%

Installation	9,838,812	4,854,438	4,984,374	102.7%

Auto conversion	2,606,792	2,503,276	103,516	4.1%

Total	$81,066,118	$67,720,659	$13,345,459	19.7%

Overall. Revenue increased by $13,345,459, or 19.7%, to $81,066,118 for the year ended December 31, 2009, from $67,720,659 for year ended December 31, 2008. This increase was mainly due to the newly added fueling stations in 2008 contributing full year revenue in 2009 as well as the addition of 1 new fueling station during 2009, and an increase in the number of residential and commercial pipeline customers to 108,423 as of December 31, 2009, from 96,033 as of December 31, 2008. We sold natural gas of 176,424,700 cubic meters during the year ended December 31, 2009, compared to 160,696,902 cubic meters during the year ended December 31, 2008. For the year ended December 31, 2009, 84.7% of our revenue was generated from the sale of natural gas and gasoline, and the other 15.3% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by $6,038,122, or 11.3%, to $59,257,975 for the year ended December 31, 2009 from $53,219,853 for the year ended December 31, 2008, and contributed to73.1% of our total revenue, which was the largest among our four major business lines. The increase of natural gas revenue was mainly due to newly added fueling stations in 2008 contributing full year revenue in 2009, as well as the addition of 1 new fueling station during 2009. During the year ended December 31, 2009, we sold compressed natural gas of 164,343,895 cubic meters, compared to 149,412,144 cubic meters during the year ended December 31, 2008 through our VIE-owned fueling stations. In terms of average station sales value and volume, in the year ended December 31, 2009, we sold approximately $1,677,271 and 4,651,681 cubic meters of compressed natural gas per station, remaining flat as compared to approximately $1,694,001 and 4,755,824 cubic meters in the year ended December 31, 2008. Unit selling price was stable at $0.37 (RMB 2.5).

Natural Gas from Pipelines.  Revenue from sales of piped natural gas increased by $451,327, or 17.9%, to $ 2,978,367 for the year ended December 31, 2009, from $2,527,040 for the year ended December 31, 2008, and contributed to 3.7% of our total revenue. Our residential customers of piped natural gas increased to 108,423 as of December 31, 2009, from 96,033 as of December 31, 2008. We also sold 12,080,805 cubic meters of natural gas through our VIE-owned pipelines during the year ended December 31, 2009, compared to 11,284,758 cubic meters during the year ended December 31, 2008.

Gasoline. Revenue from gasoline sales increased by $1,768,120 to $6,384,172 for the year ended December 31, 2009 from $4,616,052 for the year ended December 31, 2008, and contributed 7.9% to our total revenue. The gasoline revenue increase was due to the sales volume increased 43.5% from 6,891,030 liters to 9,885,482 liters, offset by 4.0% decrease of unit sales price from $0.67 (RMB 4.65) per liter in the year ended December 31, 2008 to $0.64 (RMB 4.39) per liter in the year ended December 31, 2009, due to the decrease of international oil price. The increased sales volume was due to 3 stations began selling gasoline since the second half of 2008 and 1 station began selling gasoline in the first quarter of 2009.

Installation Services. Revenue from our pipeline installation business increased by $4,984,374, or 102.7%, to $9,838,812 for the year ended December 31, 2009, from $4,854,438 for the year ended December 31, 2008, and contributed 12.1% to our total revenue. The increase of installation sales was mainly due to the increase of pipeline customers in the newly acquired subsidiary, Lingbao Natural Gas, Co., in Henan Province. During 2009, Lingbao contributed $4,397,403 in installation revenue. Installation services to our top four customers contributed to 8.4%, 8.2%, 6.2% and 5.3% of our installation revenue for the year ended December 31, 2009.

Auto Conversion Services. Revenue from our automobile conversion business increased by $103,516, or 4.1%, to $2,606,792 for the year ended December 31, 2009, from $2,503,276 for the year ended December 31, 2008, and contributed 3.2% to our total revenue.

We expect natural gas sales to continue to generate the bulk of our revenue as we intend to continue to increase the number of CNG fueling stations we operate and the number of our natural gas pipeline customers as well as begin to process, distribute and sell LNG once our LNG plant is completed and fully operational, which we anticipate will occur in 2010. We expect gasoline sales will continue to comprise a smaller portion of our entire business given that such sales are primarily designed to support our existing CNG sales to customers with hybrid fuel vehicles and are not a growth focus for our Company. We also expect revenue from our pipeline installation and our automobile conversion businesses to continue to make up a minor portion of our business.

Cost of revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	December 31, 2009	December 31, 2008	Increase / (Decrease) in dollar amount	Increase / (Decrease) in percentage
Natural gas from fueling stations	$27,395,962	$25,420,764	$1,975,198	7.8%

Natural gas from pipelines	2,082,892	1,813,744	269,148	14.8%

Gasoline	5,993,207	4,277,458	1,715,749	40.1%

Installation	3,888,996	1,961,300	1,927,696	98.3%

Auto conversion	1,543,982	1,508,371	35,611	2.4%

Total	$40,905,039	$34,981,637	$5,923,402	16.9%

Overall. Our cost of revenue consists of the cost of natural gas and gasoline sold, as well as installation and other costs. Cost of natural gas and gasoline sold consists of the cost of natural gas and gasoline  purchases from our suppliers. Cost of installation and other costs include certain expenditures for the connection of customers to our VIE-owned pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Our cost of revenue for the year ended December 31, 2009 was $40,905,039, an increase of $5,923,402, or 16.9%, from $34,981,637 for the year ended December 31, 2008, while our revenue increased by 19.7% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our VIE-owned fueling stations increased by 7.8%, or $1,975,198, to $27,395,962 during the year ended December 31, 2009, as compared to $25,420,764 for the year ended December 31, 2008. The low growth rate for cost of natural gas for our fueling stations was primarily due to the low procurement price in coal bed methane we obtained from July 2008 to May 2009 in Henan province that reduced our unit cost from one of our major supplier by approximately 35%, from $0.22 (RMB1.55) to $0.14 (RMB1.00), offset by the increase of natural gas procurement price starting June 2009, from $0.15(RMB1.00) to $0.19 (RMB1.30). Our overall average unit cost was reduced by 3.4% during the year ended December 31, 2009.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our VIE-owned pipelines increased by 14.8%, or $269,148 to $2,082,892 during the year ended December 31, 2009, as compared to $1,813,744 during the year ended December 31, 2008, which was in line with the sales growth.

Gasoline. Cost of our gasoline revenue increased by 40.1%, to $5,993,207 during the year ended December 31, 2009, from $4,277,458 for the year ended December 31, 2008. The increase of cost of gasoline revenue was due to the increase in sales volume, offset by the effect of the decrease of average unit cost from $0.62 (RMB 4.28) per liter during the year ended December 31, 2008 to $0.61 (RMB 4.13) per liter during the year ended December 31, 2009 due to the decreasing price of the international fuel market.

Installation Services. Cost of revenue from our installation services increased by 98.3%, or $1,927,696, to $3,888,996 during the year ended December 31, 2009, as compared to $1,961,300 during the year ended December 31, 2008, as a result of the increase of pipeline customers.

Auto Conversion Services. Cost of our auto conversion revenue increased by 2.4%, or $35,611, to $1,543,892 during the year ended December 31, 2009, as compared to $1,508,371 during the year ended December 31, 2008.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	December 31, 2009	December 31, 2008	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$31,862,013	$27,799,089	$4,062,924	14.6%

Natural gas from pipelines	895,475	713,296	182,179	25.5%

Gasoline	390,965	338,594	52,371	15.5%

Installation	5,949,816	2,893,138	3,056,678	105.7%

Auto conversion	1,062,810	994,905	67,905	6.8%

Total	$40,161,079	$32,739,022	$7,422,057	22.7%

We earned a gross profit of $40,161,079 for the year ended December 31, 2009, an increase of $7,422,057 or 22.7%, compared to $32,739,022 for the year ended December 31, 2008. In summary, gross profit increase was mainly due to the increased sales volume of natural gas from fueling stations with low procurement price in coal bed methane from July 2008 to May 2009 in Henan; the increased sales volume of pipeline natural gas with stable unit price and cost; and the increased installation revenue from new pipeline customers.

Gross margin

Gross margin for natural gas sold through our VIE owned fueling stations increased from 52.2% in the year ended December 31, 2008 to 53.8% in the year ended December 31, 2009 due to due to lower coal bed methane procurement cost in Henan Province.

Gross margin for natural gas sold through pipelines was 30.1% during the year ended December 31, 2009, and increased slightly as compared to 28.2% during the year ended December 31, 2008.

Gross margin for gasoline sales decreased from 7.3% during the year ended December 31, 2008 to 6.1% during the year ended December 31, 2009, due to gasoline retail price decreasing more than purchase cost.

Gross margin for our installation business increased to 60.5% in the year ended December 31, 2009 from 59.6% in the year ended December 31, 2008. Gross margin for our auto conversion business remained flat at 39.7% in the year ended December 31, 2008 as compared to 40.8% in the year ended December 31, 2009.

Due to the low procurement price in coal bed methane from July 2008 to May 2009 in Henan, our total gross margin increased from 48.3% for the year ended December 31, 2008 to 49.5% for the year ended December 31, 2009.

Operating expenses.

We incurred operating expenses of $15,108,272 for the year ended December 31, 2009, an increase of $3,431,442 or 29.4%, compared to $11,676,830 for the year ended December 31, 2008. Sales and marketing costs increased 25.0% from $7,651,948 for the year ended December 31, 2008 to $9,566,387 for the year ended December 31, 2009, primarily due to the $1,119,315 increase in depreciation expense as well as $473,695 and $318,272 increase in leasing and utility expense, respectively, mainly related to the acquisition of Lingbao Natural Gas, Co. in October 2008 as well as the newly added fueling stations since 2008. In addition, we also increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased 37.7% from $4,024,882 for the year ended December 31, 2008 to $5,541,885 for the year ended December 31, 2009 mainly due to increase of $1,517,003 in depreciation expense and $245,066 increase in salary expense primarily reflecting the growth of employees, the recruiting of Chief Financial Officer as well as adjustment of compensation for our Chief Executive Officer to market rate. The transportation cost per million cubic meters of natural gas during the year ended December 31, 2009 was approximately $2,834.

Income from operations and operating margin.

For the foregoing reasons, income from operations increased by $3,990,615 or 19.0%, to $ 25,052,807 for the year ended December 31, 2009 from $21,062,192 for the year ended December 31, 2008.  Operating margin was 30.9% for the year ended December 31, 2009, compared to 31.1% for the year ended December 31, 2008.

Non-operating income (expense).

Our non-operating expense decreased by $395,085 to $1,909,097 for the year ended December 31, 2009 from $2,304,182 during the year ended December 31, 2008, primarily due to interest expense of $747,172 net of capitalized interest of $4,597,544 during the year ended December 31,2009, compared to interest expense of 2,228,244 net of capitalized interest of $1,932,931 during the year ended December 31,2008, as well as the recognition of $1,031,330 non-operating expense related to change in fair value of the Company’s outstanding warrants.

Provision for the income tax.

Income tax increased by $745,281, or 20.9%, to $4,312,923 for the year ended December 31, 2009, from $3,567,642 for year ended December 31, 2008 primarily due to the increase in our sale of natural gas and, consequently, income before income tax.

Net income.

As a result of the foregoing, net income increased by $3,640,419, or 24.0%, to $18,830,787 for the year ended December 31, 2009, from $15,190,368 for the year ended December 31, 2008. Net margin was 23.2% for the year ended December 31, 2009, compared to 22.4% for the year ended December 31, 2008.

Comparing Fiscal Years Ended December 31, 2008 and 2007:

The following table represents the consolidated operating results for the years ended December 31, 2008 and 2007:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	December 31,	December 31,	Increase in dollar	Increase in
	2008	2007	Amount	percentage
Natural gas from fueling stations	$53,219,853	$26,765,249	$26,454,604	98.8%

Natural gas from pipelines	2,527,040	1,512,784	1,014,256	67.0%

Gasoline	4,616,052	38,486	4,577,566	11894.1%

Installation	4,854,438	6,122,453	(1,268,015)	(20.7)%

Auto conversion	2,503,276	953,081	1,550,195	162.6%

Total	$67,720,659	$35,392,053	$32,328,606	91.3%

Overall. Revenue increased by $32,328,606, or 91.3%, to $67,720,659 for the year ended December 31, 2008, from $35,392,053 for year ended December 31, 2007. This increase was mainly due to the newly added fueling stations in 2007 contributing a full year of revenue in 2008, and an increase in the number of residential and commercial pipeline customers to 96,033 as of December 31, 2008, from 84,500 as of December 31, 2007. We sold natural gas of 160,696,902 cubic meters during the year ended December 31, 2008, compared to 92,147,935 cubic meters during the year ended December 31, 2007. For the year ended December 31, 2008, 89.1% of our revenue was generated from the sale of natural gas and gasoline, and the other 10.9% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by $26,454,604, or 98.8%, to $53,219,853 for the year ended December 31, 2008 from $26,765,249 for the year ended December 31, 2007, and contributed to78.6% of our total revenue, which was the largest among our four major business lines. The increase of natural gas revenue was mainly due to adding 11 fueling stations in 2008 compared to 2007. During the year ended December 31, 2008, we sold compressed natural gas of 149,412,144 cubic meters, compared to 83,739,106 cubic meters during the year ended December 31, 2007 through our VIE-owned fueling stations. In terms of average station sales value and volume, in the year ended December 31, 2008, we sold approximately $1,694,001 and 4,755,824cubic meters of compressed natural gas per station, remaining flat as compared to approximately $1,543,998 and 4,889,113 cubic meters in the year ended December 31, 2007. Average unit selling price increased from $0.32 (RMB 2.42) during the year ended December 31, 2007 to $0.36 (RMB 2.5) during the year ended December 31, 2008, primarily due to revenue in Henan where selling price is $0.47 (RMB 2.83), higher than $0.34 (RMB 2.33) in Xi’an, contributing 33.1% to total volume sold during the year ended December 31, 2008, compared to 18.3% to total volume sold during the year ended December 31, 2007.

Natural Gas from Pipelines.  Revenue from sales of piped natural gas increased by $1,014,256, or 67.0%, to $2,527,040 for the year ended December 31, 2008, from $1,512,784 for the year ended December 31, 2007, and contributed to 3.7% of our total revenue. Our residential customers of piped natural gas increased to 96,033 as of December 31, 2008, from 84,500 as of December 31, 2007. We also sold 11,284,758 cubic meters of natural gas through our VIE-owned pipelines during the year ended December 31, 2008, compared to 7,403,314 cubic meters during the year ended December 31, 2007.

Gasoline. Revenue from gasoline sales increased by $4,577,566 to $4,616,052 for the year ended December 31, 2008 from $38,486 for the year ended December 31, 2007, and contributed 6.8% to our total revenue. The gasoline revenue increase was due to the sales volume increased from 58,649 liters to 6,891,030 liters, offset by 2.2% increase of unit sales price from $0.66 (RMB 4.98) per liter in the year ended December 31, 2007 to $0.67 (RMB 4.65) per liter in the year ended December 31, 2008, due to the change of translation rate. The increased sales volume was due to three stations began selling gasoline in 2007 contributing full year revenue in 2008.

Installation Services. Revenue from our pipeline installation business decreased by $1,268,015, or 20.7%, to $4,854,438 for the year ended December 31, 2008, from $6,122,453 for the year ended December 31, 2007, and contributed 7.2% to our total revenue. The decrease of installation sales was mainly due to the slowing down properties market in 2008 compared with 2007.

Auto Conversion Services. Revenue from our automobile conversion business increased by $1,550,195, or 162.6%, to $2,503,276 for the year ended December 31, 2008, from $953,081 for the year ended December 31, 2007, and contributed 3.7% to our total revenue.

Cost of revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	December 31, 2008	December 31, 2007	Increase / (Decrease) in dollar amount	Increase / (Decrease) in percentage
Natural gas from fueling stations	$25,420,764	$13,737,306	$11,683,458	85.0%

Natural gas from pipelines	1,813,744	1,101,691	712,053	64.6%

Gasoline	4,277,458	34,747	4,242,711	12,210.3%

Installation	1,961,300	2,574,994	(613,694)	(23.8)%

Auto conversion	1,508,371	576,337	932,034	161.7%

Total	$34,981,637	$18,025,075	$16,956,562	94.1%

Overall. Our cost of revenue consists of the cost of natural gas and gasoline sold, as well as installation and other costs. Cost of natural gas and gasoline sold consists of the cost of purchases from our suppliers. Cost of installation and other costs include certain expenditures for the connection of customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Our cost of revenue for the year ended December 31, 2008 was $34,981,637, an increase of $16,956,562, or 94.1%, from $18,025,075 for the year ended December 31, 2007, while our revenue increased by 91.3% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our VIE owned fueling stations increased by 85.0%, or $11,683,458, to $25,420,764 during the year ended December 31, 2008, as compared to $13,737,306 for the year ended December 31, 2007. The low growth rate for cost of natural gas for our VIE owned fueling stations was primarily due to the low procurement price in coal bed methane we obtained from July 2008 in Henan province that reduced our unit cost from one of our major supplier by approximately 35%, from $0.22 (RMB1.55) to $0.14 (RMB1.00). Our overall average unit cost was reduced by 4.0% during the year ended December 31, 2008.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our VIE owned pipelines increased by 64.6%, or $712,053 to $1,813,744 during the year ended December 31, 2008, as compared to $1,101,691 during the year ended December 31, 2007, which was in line with the sales growth.

Gasoline. Cost of our gasoline revenue increased to $4,277,458 during the year ended December 31, 2008, from $34,747 for the year ended December 31, 2007. The increase of cost of gasoline revenue was due to the increase in sales volume, offset by the effect of the increase of average unit cost from $0.59 (RMB 4.50) per liter during the year ended December 31, 2007 to $0.62 (RMB 4.28) per liter during the year ended December 31, 2008 due to the change of translation rate.

Installation Services. Cost of revenue from our installation services decreased by 23.8%, or $613,694, to $1,961,300 during the year ended December 31, 2008, as compared to $2,574,994 during the year ended December 31, 2007, which was in line with the sales change.

Auto Conversion Services. Cost of our auto conversion revenue increased by 161.7%, or $932,034, to $1,508,371 during the year ended December 31, 2008, as compared to $576,337 during the year ended December 31, 2007.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	December 31, 2008	December 31, 2007	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$27,799,089	$13,027,943	$14,771,146	113.4%

Natural gas from pipelines	713,296	411,093	302,203	73.5%

Gasoline	338,594	3,739	334,855	8955.7%

Installation	2,893,138	3,547,459	(654,321)	(18.4)%

Auto conversion	994,905	376,744	618,161	164.1%

Total	$32,739,022	$17,366,978	$15,372,044	88.5%

We earned a gross profit of $32,739,022 for the year ended December 31, 2008, an increase of $15,372,044 or 88.5%, compared to $17,366,978 for the year ended December 31, 2007. In summary, gross profit increase was mainly due to the increased sales volume of natural gas from fueling stations with low procurement price in coal bed methane in Henan; the increased sales volume of pipeline natural gas with stable unit price and cost; and the increased installation revenue from new pipeline customers.

Gross margin

Gross margin for natural gas sold through our VIE-owned fueling stations increased from 48.7% in the year ended December 31, 2007 to 52.2% in the year ended December 31, 2008 due to due to lower coal bed methane procurement cost in Henan Province.

Gross margin for natural gas sold through our VIE-owned pipelines was 28.2% during the year ended December 31, 2008, and increased as compared to 27.2% during the year ended December 31, 2008.

Gross margin for gasoline sales decreased from 9.7% during the year ended December 31, 2007 to 7.3% during the year ended December 31, 2008, due to more decrease of gasoline retail price than gasoline purchase cost.

Gross margin for our installation business increased to 59.6% in the year ended December 31, 2008 from 57.9% in the year ended December 31, 2007. Gross margin for our auto conversion business increased to 39.7% in the year ended December 31, 2008 from 39.5% in the year ended December 31, 2007.

Operating expenses

Operating expenses. The Company incurred operating expenses of $11,676,830 for the twelve months ended December 31, 2008, an increase of $5,387,901 or 85.67%, compared to $6,288,929 for the twelve months ended December 31, 2007. Our operating expenses increased primarily as a result of expenses related to the construction, acquisition, and operation of 11 new fueling stations in 2008, as well as continuing expenses related to the identification of possible locations for additional fueling stations and the governmental licensing and approval process, as well as the evaluation of existing natural gas fueling stations as potential acquisition targets. In addition, sales and marketing costs increased in 2008 as we increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased from $2,837,768 in 2007 to $4,024,882 in 2008 due to an increase in personnel as a result of our growth. In 2008, the transportation cost per million cubic meters is approximately $3,137.

Income tax

Income tax was $3,567,642 for the twelve months ended December 31, 2008, as compared to $1,913,923 for the twelve months ended December 31, 2007. The increase in income tax was attributed to the growth of installation fees and the sale of natural gas.

Net Income

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

As of December 31, 2009, 2008 and 2007, we had $48,177,794, $5,854,383 and, $13,291,729 of cash and cash equivalents on hand, respectively. The increase in 2009 was primarily attributable to the underwritten public offering in September 2009, the net proceeds of which is approximately $54.4 million.

Net cash provided by operating activities was $25,433,922 for the year ended December 31, 2009, compared to net cash provided by operating activities of $20,916,801 for the year ended December 31, 2008, primarily as a result of the increase in our net income, adjusted for non-cash expense items and changes in working capital. Net cash provided by operating activities was $20,916,801 for the year ended December 31, 2008, compared to net cash provided by operating activities of $10,476,441 for the year ended December 31, 2007, mainly due to the increase in net income, adjusted for non-cash expense items and increase in unearned revenues and taxes payables during the year ended December 31, 2008 offset by an increase in accounts receivable and prepaid expense and other current assets.

Net cash used in investing activities was $37,537,257 for the year ended December 31, 2009, compared to net cash used in investing activities of $67,606,724 for year ended December 31, 2008, primarily because of prepayment to equipment suppliers and construction of the LNG plant, and construction of additional fueling stations during the year ended December 31, 2009. For the year ended December 31, 2009, major cash outflow were primarily to our construction in progress for the LNG Plant. Net cash used in investing activities was $67,606,724 for the year ended December 31, 2008, compared to net cash used in investing activities of $16,885,340 for the year ended December 31, 2007, primarily due to the equipment purchased in LBNGC and addition of fueling stations, payments made to equipment suppliers for investments necessary to construct fueling stations and the LNG facility

Net cash provided by financing activities was $54,370,359 for the year ended December 31, 2009, compared to net cash provided by financing activities of $37,877,491 for the year ended December 31, 2008, primarily due to the secondary public offering in 2009. Net cash provided by financing activities was $37,877,491 for the year ended December 31, 2008, compared to net cash provided by financing activities of $13,823,467 for the year ended December 31, 2007, primarily due to the sale of senior notes with a face value of $40 million we sold to Abax in 2008.

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

Capital Expenditures

Our planned capital expenditures as of December 31, 2009 were $45 million, which we expect to be incurred in connection with the construction of our LNG facility, joint-venture cooperation with CNPC Kunlun and the acquisition of additional fueling stations. We planned to invest approximately $45 million to construct our LNG facility but are anticipating now that the total investment increase to approximately $49 million primarily attributed to significant increase in material and labor costs incurred due to additional engineering reinforcement needs to ensure project safety, excluding $2.7 million additional payment of land use right for phase I, phase II and phase III because soaring local land price due to recent energy resource explorations as well as the cost of $4.5 million to purchase an additional 8.3 acres of land use right for the Yulin government’s construction of an electricity substation, phase II and phase III of the LNG plant.

Phase I of the LNG plant is under construction and is expected to be completed by the second quarter 2010, later than originally planned because of delays mainly due to macro tariff exemption changes and additional document requirements at Shaanxi Province customs; engineering reinforcement of plant basis; ocean shipment route changes to avoid pirates in Somali area.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Long-Term Debt Obligations	$40,000	$-	$13,333	$26,667	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations(1)	32,303	1,583	3,218	3,176	24,326
Purchase Obligations (2)	13,679	11,536	2,143	-	-
Other Long-Term Liabilities Reflected on Company's Balance Sheet (3)	17,500	-	-		17,500
Total	$103,482	$13,119	$18,694	$29,843	$41,826

(1) The Company entered into a series of long-term lease agreements with outside parties to lease land use rights to the self-built Natural Gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most lease agreements.  The Company also entered into two office leases in Xi’an, PRC, one office lease in Jingbian, PRC, one office lease in Wuhan, PRC and one office lease in New York, NY.

(2) The Company has purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other CIP projects.

(3) The $17,500,000 reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. If Abax does not exercise the warrants by January 29, 2015, Abax will be entitled to require that we purchase the warrants for $17,500,000 at that time.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2009, the FASB’s accounting standard regarding other investments providing additional guidance which amended the impairment model to remove the exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding fair value measurements and disclosures providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This guidance shall be applied prospectively with retrospective application not permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding debt and equity securities requires to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this guidance does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB updated an accounting standard regarding subsequent events providing guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  We adopted this Standard during the second quarter of 2009. This guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on March 10, 2010.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This guidance is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB updated an accounting standard regarding consolidation guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on the our consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements .

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All else being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $40 million as of December 31, 2009, all of which bears interest at fixed rates. The $40 million of fixed-rate debt is due 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

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

As of December 31, 2009 and 2008, our accounts  were maintained, and our consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD in accordance with an accounting standard issued by the FASB, with the RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income. Cash flows from the our operations are calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amount related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity at December 31, 2009, were translated 6.82 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2009, 2008 and 2007, were 6.82 RMB, 6.98 RMB and 7.59 RMB to $1.00, respectively. Translation adjustments resulting from this process in the amount of $8,714,019 and $8,661,060 as of December 31, 2009 and 2008, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. For the years ended December 31, 2009, 2008 and 2007, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $52,959 and $5,184,035 and $2,637,573, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiaries as of December 31, 2009, 2008, and 2007, including the notes thereto, together with the report of Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP) are presented beginning on page F-1 of this report.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2009
Net operating revenues	18,527,666	20,742,520	20,125,184	21,670,748	81,066,118
Gross profit	9,633,652	10,278,190	9,717,692	10,531,545	40,161,079
Net income	4,201,623	3,862,756	4,647,519	6,118,889	18,830,787
Basic EPS	0.29	0.26	0.29	0.29	1.13
Diluted EPS	0.29	0.26	0.29	0.28	1.12
Year Ended December 31, 2008
Net operating revenues	$14,025,674	$16,890,486	$18,401,200	$18,403,299	$67,720,659
Gross profit	6,088,476	7,665,763	9,492,367	9,492,416	32,739,022
Net income	2,808,571	3,512,892	5,136,590	3,732,315	15,190,368
Basic EPS	0.20	0.24	0.35	0.25	1.04
Diluted EPS	0.20	0.24	0.35	0.25	1.04
Year Ended December 31, 2007
Net operating revenues	$6,743,576	$8,273,309	$9,078,089	$11,297,079	$35,392,053
Gross profit	3,517,359	4,143,110	4,319,839	5,386,670	17,366,978
Net income	2,110,326	2,745,009	1,961,662	2,299,073	9,116,070
Basic EPS	0.18	0.22	0.14	0.16	0.70
Diluted EPS	0.18	0.22	0.14	0.15	0.69

The Company’s fiscal year 2009 operating result was impacted by the following non-operating items:

•
Expense recognized in connection with the change in fair value of warrants in the amount of $1,031,330 related to 383,654 warrants previously treated as equity, all future changes in the fair value of which will be recognized in the income statement as a result of changes in accounting standards.

•
Interest expense of $344,190 related to the Company’s $40 million senior notes due 2014, net of capitalized interest. This charge includes $280,250 in amortization of discount on our senior notes, and $63,940 in amortization of deferred offering costs. The Company capitalized $4,597,544 of interest expense and amortization into construction in progress for fiscal year 2009.

These two non-operating charges have a combined effect of $1,375,520 on our net income. The capitalized interest increases the cost of our long term assets and is depreciated or amortized over the useful life of these assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements with our former independent auditors, Moore Stephens Wurth Frazer and Torbet, LLP, or our current independent auditors, Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP).

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements; and (iv) provide reasonable assurance as to the detection of fraud.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the management’s evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2009 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c) Changes in Internal Control over Financial Reporting

Our independent auditor, in connection with the audit of our internal control over financial reporting as of December 31, 2008, has indentified certain material weakness as well as significant deficiencies. During 2009, the Company has made the following remediation efforts accordingly:

•	Identifying and hiring additional personnel with U.S. GAAP and SEC reporting experience;
•	Providing training to our finance personnel to improve their knowledge of U.S. GAAP and SEC reporting requirements;
•	Holding regular meetings of the audit committee and resuming regular communication between the committee and our independent registered public accounting firm;
•	Engaging Ernst & Young to consult on our internal audit function as well as other internal control practices;
•	Establishing anonymous whistleblower systems for reporting violations of our governance policies, including policies regarding internal controls;
•	Introducing policies and procedures to effectively control daily cash transactions and recording;
•	Putting in place a centralized financial reporting software system in our headquarters, management centers and operating sites; and
•	Engaging external professional consultants to assess the entity level internal controls over financial reporting using the COSO internal control framework.

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

We have audited China Natural Gas, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Natural Gas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, China Natural Gas, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, stockholders’ equity , and cash flows of China Natural Gas, Inc. and subsidiaries, and our report dated March 10, 2010 expressed an unqualified opinion.

/s/ Frazer Frost, LLP

Brea, California
March 10, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding our executive officers and directors as of December 31, 2009:

Name	Age	Position	Held Position Since
Qinan Ji	53	Chief Executive Officer and Chairman of the Board	2005
David She(1)	26	Acting Chief Financial Officer	2010
Zhiqiang Wang	70	Director	2006
Donald Yang	44	Director	2008
Carl Yeung	31	Director	2008
Lawrence Leighton	76	Director	2008
(1) Veronica Chen resigned as the Company’s CFO effective as of January 31, 2010. David She replaced Ms. Chen as the Company’s acting CFO on February 1, 2010.

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

David She, Acting Chief Financial Officer - Mr. She joined China Natural Gas in February 2008 as Vice President of Finance and was placed in charge of the Company's New York office. He returned to the Company's headquarters in Xi'an, China, in December 2008 and was soon promoted to Assistant Chief Financial Officer. He is succeeding Veronica Jing Chen, who is resigning as Chief Financial Officer due to family reasons. Mr. She was in charge of several functions within the Company, including the oversight of quarterly and annual filings with the U.S. Securities and Exchange Commission, evaluations of the Company's major acquisition opportunities, and the management of investor relations. He helped to coordinate the Company's $40 million debt financing in March 2008 and supervised legal, audit and regulatory reporting issues in the Company's $57 million underwritten public offering in September 2009. Prior to joining China Natural Gas, Mr. She served as a securities analyst for West China Securities in Beijing. He received Bachelor's degrees in Mathematics and Business Administration from Beijing Institute of Technology as well as a Master's degree in Finance from State University of New York at Buffalo.

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

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, except for Zhiqiang Wang who did not timely file a Form 3 when he was appointed to the Company’s Board of Directors and David She who did not timely file a Form 3 when he was appointed as the Company’s Acting Chief Financial Officer.

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

Incentive and Discretionary Bonus Plans

We currently have no incentive plans in place. Any incentive plan we adopt will be aimed at attracting and retaining outstanding executive officers capable of leading our Company to fulfill its business objectives and establish an appropriate link between executive compensation and achievement of our Company’s strategic and financial performance goals. We intend for any incentive plan we adopt to provide rewards to executive officers who, because of the extent of their responsibilities, can make significant contributions to the success of our Company by their ability, loyalty and exceptional services.

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

Stock Options

On March 11, 2009, the board of directors approved by written consent the Company’s stock option plan for its employees, directors and consultants. Pursuant to the plan, the total stock option pool will equal to 10% of the Company’s total shares outstanding as of March 11, 2009. Among the option pool approved, 4% shall be awarded in 2009 and another 4% shall be awarded in 2010, and 2% reserved for future awards. For the 2009 stock option award, the CEO and CFO were granted total options of 1% and 0.6% of the common shares outstanding respectively, 50% as Non-qualified Stock Options (NSO) and 50% as Incentive Stock Awards (ISA), for a vesting period of four years.  The company granted the former CFO, Veronica Chen, options to purchase 75,000 shares (post-split) of the Company’s common stock, representing approximately 0.5% of the Company’s outstanding shares as of March 11, 2009, which forfeited as Veronica Chen resigned as CFO. 5,000 option shares per year will be granted to each non-executive board member and 6,000 option shares per year granted to the Audit Committee Chairman. Other senior management and employees will be granted total options of 2.11% of the Company’s common shares. On April 1, 2009 and May 1, 2009, the Company issued 243,850 and 75,000 stock options, respectively, pursuant to the Company's 2009 employee stock option and stock award plan.  The strike price for the options was $4.90 per share. The stock option has a term of six years and vests evenly over four years starting one year from the issuance date on an annually basis. Please refer to “Note 9. Accounting for stock-based compensation” in “Item 8. Financial Statements” for more details.

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

Summary Compensation Table

Summary Compensation Table
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Qinan Ji, Chief Executive	2009	120,000	60,000	94,909		274,909
Officer and Chairman of the Board	2008	15,000	-	-	-	15,000
	2007	15,000	-	-	-	15,000
Veronica Chen, Chief Financial Officer(3)	2009	71,481				71,481
Richard P. Wu, Chief Financial Officer(4)	2009	72,917	-	-	-	72,917
	2008	47,260	-	-	1,890	49,150
Lihong Guo, Chief Financial Officer(5)	2008	40,000	-	-	-	40,000
	2007	4,000	-	-	-	4,000

(1) Identifies our named executive officers during the specified period.
(2) Represents the dollar amount of expense recognized for financial statement reporting purposes with respect to awards of options to acquire common stock.  See the notes to our financial statements contained herein for an explanation of all assumptions made by us in determining the values of our option awards.
(3) Ms. Chen was appointed as our CFO on May 1, 2009 and resigned from the position effective January 31, 2010.
(4) Mr. Wu was appointed as our CFO on October 23, 2008, and resigned from the position on March 25, 2009.
(5) Ms. Guo was appointed as our CFO on December 10, 2007 and resigned from that position on October 23, 2008.

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

In March 2009, our CEO, Mr. Ji, signed a one-year employment contract with the Company with the following key terms:

•	Salary for 2009 will be $120,000

•	Discretionary bonus of up to $60,000

•	Contract can be renewed on a yearly basis if both the Company and Mr. Ji decide to renew the employment agreement

In May 2005, our CEO, Mr. Ji signed a one-year employment contract with the Company with the following key terms:

•	Annual Salary of $15,000

•	Contract was superseded by the March 2009 agreement described above

In May 1, 2009, our former CFO, Ms. Veronica Jin Chen, signed a one-year employment contract with the Company with the following key term:

•	Salary for the 12-month period commencing on May 1, 2009, will be $95,308

•  Eligible for up to 0.514% stock option of the Company’s shares outstanding, pending the Company’s employee stock option plan

•  Contract can be renewed on a yearly basis if both the Company and Ms. Chen decide to renew the employment agreement

In October 2008, our former CFO, Mr. Richard Peidong Wu, signed a one-year employment contract with the Company with the following key terms:

•	Salary for the 12-month period commencing on October 10, 2008, will be $250,000

•	The Company will provide an additional $10,000 insurance allowance per year

•	Eligible for up to 1.5% stock option of the Company’s shares outstanding, pending the Company’s employee stock option plan

•	Contract can be renewed on a yearly basis if both the Company and Mr. Wu decide to renew the employment agreement

In December 2007, our former CFO, Ms. Lihong Guo, signed a one-year employment contract with the Company with the following key terms:

•	Salary for 2008 will be $40,000

•	Contract can be renewed on a yearly basis if both the Company and Ms. Guo decide to renew the employment agreement

Grants of Plan-Based Awards
All Other
		Stock	All Other
		Awards:	Option
		Number	Awards:	Exercise	Grant	Grant Date
		of	Number of	or Base	Date	Fair Value
		Shares of	Securities	Price of	Closing	of Stock
		Stock or	Underlying	Option	Market	and
		Units	Options	Awards	Price	Option
Name	Grant Date	(#)	(#)	($/Sh)	($/Sh)	Awards($)

Ji Qinan	04/01/2009		146,000	4.90	5.20	506,183
Veronica Chen(1)	05/01/2009		75,000	4.90	5.70	291,737

(1) Forfeited as Veronica Chen resigned as CFO effective January 31, 2010.

Outstanding Equity Awards at the Year Ended December 31, 2009
	Option Awards					Stock Awards
Equity
Incentive
			Equity						Plan
			Incentive					Equity	Awards:
			Plan					Incentive Plan	Market or
	Number of	Number of	Awards:			Number of		Awards:	Payout Value
	Securities	Securities	Number of			Shares or		Number of	of Unearned
	Underlying	Underlying	Securities			Units of	Market Value	Unearned	Shares, Units
	Unexercised	Unexercised	Underlying	Option		Stock That	of Shares or	Shares, Units	or Other
	Options (#)	Options (#)	Unexercised	Exercise	Option	Have Not	Units of Stock	or Other Rights	Rights That
	Exercisable	Unexercisable	Unearned	Price	Expiration	Vested	That Have Not	That Have Not	Have Not
Name	(Vested)	(Unvested)	Options (#)	$ -	Date	(#)	Vested ($)	Vested (#)	Vested ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ji Qinan	-	-	146,000	$4.90	04/01/2015	-	-	-	-
Veronica Chen(1)			75,000	$4.90	05/01/2015

(1) Forfeited as Veronica Chen resigned as CFO effective January 31, 2010.

Option Exercises and Stock Vested

Our executives did not exercise any stock options or hold any stock awards that vested during the year ended December 31, 2009.

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

During the year ended December 31, 2009, Mr. Yeung and Mr. Leighton received a director fee of $3,000 per month. Mr. Wang received an annual director fee of $5,279. Each of our directors were reimbursed for reasonable expenses incurred in attending Board and committee meetings. Our chairman and CEO, Mr. Ji, did not receive any compensation for their services as a director during the year ended December 31, 2009.

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2009.
	Fees	Stock	Option	All Other	Total
	Earned	Awards	Awards	Compensation	($)
	or Paid in	($)	($) (2)	($)
	Cash
Name	($)
Qinan Ji (1)	-	-	-	-	-
Zhiqiang Wang	5,279	-	3,250	-	22,614
Donald Yang	36,000	-	3,250	-	53,335
Carl Yeung	36,000	-	3,900	-	56,802
Lawrence Leighton	36,000	-	3,250	-	53,335

(1) Ji Qinan, our Chief Executive Officer, did not receive any compensation for his service as a director.

(2) Details of stock options are as follows:
	Number of	Exercise			Grant Date
	securities to be	or Base			Fair Value
	issued upon exercise	Price of			of Stock
	of outstanding	Option			and
	options and rights	Awards			Option
Name	(#)	($/Sh)	Grant Date	Expiration Date	Awards($)
Carl Yeung	6,000	4.90	04/01/2009	04/01/2015	20,802

Lawrence Leighton	5,000	4.90	04/01/2009	04/01/2015	17,335
Donald Yang	5,000	4.90	04/01/2009	04/01/2015	17,335
Zhiqiang Wang	5,000	4.90	04/01/2009	04/01/2015	17,335

We did not pay any other compensation to our directors during the year ended December 31, 2009.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2009, Mr. Lawrence Leighton, Mr. Carl Yeung and Mr. Zhiqiang Wang served as members of our Compensation Committee wherein management compensation issues generally were reviewed and approved. Mr. Leighton, Mr. Yeung and Mr. Wang have serve on the Compensation Committee since their appointment to our board on August 7, 2008. None of the members who served on our Compensation Committee during the year ended December 31, 2008 was an officer or employee of our Company during the fiscal year ended December 31, 2009, was formerly an officer of our company, was a promoter of the Company or has, or will have, a direct or indirect interest in a transaction since the beginning of the fiscal year ended December 31, 2009, or any currently proposed transaction, in which our Company was or is to be a participant and the amount involved exceeds $120,000. During our fiscal year ended December 31, 2009, no executive officer of our Company served on the board of directors, compensation committee or other board committee performing equivalent functions of a compensation committee of another entity that had an executive officer serve on our board of directors or compensation committee.

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K with management.  Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2009.

Compensation Committee

Lawrence Leighton

Carl Yeung

Zhiqiang Wang

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 28, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Common Stock Beneficially Owned		Percentage Of Common Stock Outstanding(2)

Executive Officers and Directors
Qinan Ji	2,965,799	(3)	14%
Lawrence W. Leighton	1,000		0%

All officers and directors as a group (1 person)	2,966,799	(3)	14%

5% holders

Xiang Ji	1,760,000		8.31%
Heartland Advisors	1,476,000	(4)	6.97%
Wellington Management	1,446,730	(5)	6.83%
Xi’an Sunway Technology & Industry Co., Ltd	1,437,683	(3)	6.79%
Abax Lotus Ltd.	1,450,000	(6)	6.41%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Xi’an Xilan Natural Gas Co., Ltd., 19th Floor, Building B, Van Metropolis, Tangyan Road, Hi-Tech Zone, Xi’an 710065, Shaanxi province, China.

(2) Applicable percentage ownership is based on 21,18,904 shares of common stock outstanding as of December 31, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Of which 1,437,683 shares are owned by Xi’an Sunway Technology & Industry Co., Ltd. Qinan Ji owns 42.1% of Xi’an Sunway and may be deemed to beneficially own such shares. None of the shares have been pledged as security for any loan or indebtedness.

(4) William J. Nasgovitz has shared voting and dispositive power with respect to such shares as reported in the Schedule 13G/A filed with the SEC on February 10, 2010.

(5) Robert Toner has shared voting and dispositive power with respect to such shares as reported in the Schedule 13G filed with the SEC on February 12, 2010.

(6) As set forth in Schedule 13D filed with the SEC on February 6, 2008.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the Company’s equity compensation plan information as of December 31, 2009.

Number of securities
remaining available for
	Number of		future issuance under
	securities to be	Weighted-average	equity compensation
	issued upon exercise	exercise price	plans (excluding
	of outstanding	of outstanding	securities reflected in
	options and rights	options and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved
by stockholders	318,850	$4.90	1,141,150
Equity compensation plans not
approved by stockholders

Total	318,850	$4.90	1,141,150

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

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2008 and 2009.

Audit fees	2008	2009
Frazer Frost, LLP (Successor of Moore Stephen Wurth Frazer and Torbet, LLP)*	$180,000	$275,000
Kabani & Company, Inc.	$7,500	$-
Audit-related fees
Tax fees**	$10,000	$10,000
All other fees
Total fees paid or accrued to our principal accountants	$190,000	$285,000

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

10.24
Natural Gas Purchase Agreement entered by and between Xi' An Xilan Natural Gas Co., Ltd. and China Petroleum Co., Ltd., Changqing Branch, dated July 30, 2006 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.25
Natural Gas Purchase Agreement entered by and between Ji Nan Yuhai Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd. dated, February 28, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009)..

10.26
Natural Gas Supply Agreement between Jincheng Ming Shi Natural Gas Co., Ltd., Jinan Branch, and Xi' An Xilan Natural Gas Co., Ltd. dated, March 20, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.27
Natural Gas Purchase Agreement entered by and between Shaanxi Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd., dated July 17, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.28
Independent Director Agreement, dated January 1, 2008, by and between China Natural Gas., Inc. and Zhiqiang Wang (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.29
Independent Director Agreement, dated July 1, 2008, by and between China Natural Gas., Inc. and Carl Yeung (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.30
Independent Director Agreement, dated August 5, 2008, by and between China Natural Gas., Inc. and Lawrence W. Leighton (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.31
Employment Agreement, dated October 10, 2008, by and between China Natural Gas., Inc. and Richard Peidong Wu (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.32
Employment Agreement, dated May 10, 2005, by and between China Natural Gas., Inc. and Qinan Ji (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.33
Equity Ownership Transfer Agreement, dated October 2, 2008, by and between Xi'an Xilan Natural Gas Co., Ltd., Zhihe Zhang and Lingjun Hu (incorporated by reference to the Registrant’s Form 8-K filed on December 31, 2008).

10.34
Joint Venture Agreement dated July 22, 2009 by and between Xi’an Xilan Natural Gas Co., Ltd. and China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (incorporated by reference to the Registrant’s Form 8-K filed on July 28, 2009).

10.35
Strategic Cooperation Framework Agreement dated as of July 6, 2009 by and between Xi’an Xilan Natural Gas Co., Ltd. and China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (incorporated by reference to the Registrant’s Form 8-K filed on July 8, 2009).

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

16.1	Letter of Moore Stephens Wurth Frazer and Torbet, LLP dated January 7, 2010 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 7, 2010).

21.1*	List of Subsidiaries. (incorporated by reference to the exhibits to Registrant’s Form 10-KSB filed on April 17, 2007).

23.1	Written consent of Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to the exhibits to Registrant’s Form S-3/A filed on July 2, 2009).

23.2	Written consent of Kabani & Company, Inc. (incorporated by reference to the exhibits to Registrant’s Form S-3/A filed on July 2, 2009).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2010

CHINA NATURAL GAS, INC.

/s/ Qinan Ji	/s/ David She
Name: Qinan Ji	Name: David She
Title: Chief Executive Officer (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2010
Qinan Ji

/s/ Zhiqiang Wang	Director	March 10, 2010
Zhiqiang Wang

/s/ Donald Yang	Director	March 10, 2010
Donald Yang

/s/ David She	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010
David She

/s/ Carl Yeung	Director	March 10, 2010
Carl Yeung

/s/ Lawrence Leighton	Director	March 10, 2010
Lawrence Leighton

CHINA NATURAL GAS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Natural Gas, Inc.

We have audited the accompanying consolidated balance sheets of China Natural Gas, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. China Natural Gas, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Natural Gas, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Natural Gas, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010 expressed an unqualified opinion.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 10, 2010

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 and 2008

	2009	2008

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$48,177,794	$5,854,383
Accounts receivable, net of allowance for doubtful accounts of $163,280 and $0 as of December 31, 2009 and 2008, respectively	1,289,116	906,042
Other receivable	709,741	60,784
Other receivable - employee advances	338,689	332,263
Inventories	841,837	519,739
Advances to suppliers	596,868	837,592
Prepaid expense and other current assets	1,076,915	777,510
Loan receivable	293,400	293,400
Total current assets	53,324,360	9,581,713

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	-
PROPERTY AND EQUIPMENT, NET	72,713,012	76,028,272
CONSTRUCTION IN PROGRESS	52,918,236	22,061,414
DEFERRED FINANCING COSTS	1,336,998	1,746,830
OTHER ASSETS	15,854,910	8,844,062

TOTAL ASSETS	$197,614,516	$118,262,291

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,081,261	$800,013
Other payables	80,788	124,151
Unearned revenue	1,813,641	944,402
Accrued interest	786,052	861,114
Taxes payable	1,901,577	1,862,585
Total current liabilities	6,663,319	4,592,265

LONG TERM LIABILITIES:
Notes payable, net of discount of $12,707,713 and $15,478,395 as of December 31, 2009 and 2008, respectively	27,292,287	24,521,605
Derivative liabilities - warrants	19,545,638	17,500,000
Total long term liabilities	46,837,925	42,021,605

Total liabilities	53,501,244	46,613,870

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,183,904 shares and 14,600,154 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,118	1,460
Additional paid-in capital	79,851,251	32,115,043
Accumulative other comprehensive gain	8,714,019	8,661,060
Statutory reserves	5,962,695	3,730,083
Retained earnings	49,583,189	27,140,775
Total stockholders' equity	144,113,272	71,648,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$197,614,516	$118,262,291

The accompanying notes are an integral part of these consolidated statements.
See report of independent registered public accounting firm.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Years Ended December 31,
	2009	2008	2007

Revenues
Natural gas revenue	$62,236,342	$55,746,893	$28,278,033
Gasoline revenue	6,384,172	4,616,052	38,486
Installation and others	12,445,604	7,357,714	7,075,534
Total revenues	81,066,118	67,720,659	35,392,053

Cost of revenues
Natural gas cost	29,478,854	27,234,508	14,838,997
Gasoline cost	5,993,207	4,277,458	34,747
Installation and others	5,432,978	3,469,671	3,151,331
Total cost of revenues	40,905,039	34,981,637	18,025,075

Gross profit	40,161,079	32,739,022	17,366,978

Operating expenses
Selling expenses	9,566,387	7,651,948	3,451,161
General and administrative expenses	5,541,885	4,024,882	2,837,768
Total operating expenses	15,108,272	11,676,830	6,288,929

Income from operations	25,052,807	21,062,192	11,078,049

Non-operating income (expense):
Interest income	125,287	209,502	70,697
Interest expense	(747,172)	(2,228,244)	-
Other income (expense), net	(186,805)	111,859	31,976
Change in fair value of warrants	(1,031,330)	-	-
Foreign currency exchange loss	(69,077)	(397,299)	(150,729)
Total non-operating expense	(1,909,097)	(2,304,182)	(48,056)

Income before income tax	23,143,710	18,758,010	11,029,993

Provision for income tax	4,312,923	3,567,642	1,913,923

Net income	18,830,787	15,190,368	9,116,070

Other comprehensive income
Foreign currency translation gain	52,959	5,184,035	2,637,573
Comprehensive income	$18,883,746	$20,374,403	$11,753,643

Weighted average shares outstanding
Basic	16,624,294	14,600,154	13,100,340
Diluted	16,830,907	14,645,070	13,150,901

Earnings per share
Basic	$1.13	$1.04	$0.70
Diluted	$1.12	$1.04	$0.69

The accompanying notes are an integral part of these consolidated statements.
See report of independent registered public accounting firm.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulative	Retained Earnings		Total
	Common Stock		Additional	Other Comprehensive	Statutory		Stockholders'
	Shares	Amount	Paid-in Capital	Gain	Reserve	Unrestricted	Equity

Balance December 31, 2006	12,105,093	$1,211	$18,225,121	$839,452	$750,886	$5,813,534	$25,630,204

Shares issued for cash, at $3.25	2,307,693	231	14,999,769				15,000,000
Offering Costs			(1,176,533)				(1,176,533)
Cashless exercise of warrants	187,368	18	(18)				-
Cumulative translation adjustment				2,637,573			2,637,573
Net Income						9,116,070	9,116,070
Transfer to statutory reserve					1,051,849	(1,051,849)	-

Balance December 31, 2007	14,600,154	$1,460	$32,048,339	$3,477,025	$1,802,735	$13,877,755	$51,207,314

Options issued for services			66,704				66,704
Cumulative translation adjustment				5,184,035			5,184,035
Net Income						15,190,368	15,190,368
Transfer to statutory reserve					1,927,348	(1,927,348)	-

Balance December 31, 2008	14,600,154	$1,460	$32,115,043	$8,661,060	$3,730,083	$27,140,775	$71,648,421

Reclassification of warrants from equity to derivative liabilities			(6,858,547)			5,844,239	(1,014,308)
Stock issuance for cash at $ 8.75	6,583,750	658	57,607,155				57,607,813
Offering costs			(3,237,452)				(3,237,452)
Options issued for services			66,535				66,535
Stock based compensation			158,517				158,517
Cumulative translation adjustment				52,959			52,959
Net Income						18,830,787	18,830,787
Transfer to statutory reserve					2,232,612	(2,232,612)	-

Balance December 31, 2009	21,183,904	$2,118	$79,851,251	$8,714,019	$5,962,695	$49,583,189	$144,113,272

The accompanying notes are an integral part of these consolidated statements.
See report of independent registered public accounting firm.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,830,787	$15,190,368	$9,116,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,571,772	3,474,905	1,639,685
Loss on disposal of equipment	21,373	24,806	-
Amortization of discount on senior notes	280,250	1,004,677	-
Amortization of financing costs	63,940	227,989	-
Options issued for services	66,535	66,704	-
Stock based compensation	158,517	-	-
Change in fair value of warrants	1,031,330	-	-
Change in assets and liabilities:
Accounts receivable	(387,948)	(568,370)	290,660
Other receivable	(644,083)	247,349	36,929
Other receivable - employee advances	(6,425)	(55,747)	-
Inventories	(322,099)	(267,470)	71,226
Advances to suppliers	240,724	(125,896)	245,514
Prepaid expense and other current assets	(306,445)	(642,857)	(11,113)
Accounts payable and accrued liabilities	45,888	275,929	28,531
Other payables	(43,362)	63,239	(208,669)
Unearned revenue	869,239	583,940	22,425
Accrued interest	(75,062)	861,114	-
Taxes payable	38,991	556,121	(754,817)
Net cash provided by operating activities	25,433,922	20,916,801	10,476,441

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on investment in unconsolidated joint ventures	(1,467,000)	-	-
Purchase of property and equipment	(1,074,066)	(43,225,673)	(14,180,053)
Proceeds from sales of equipment	41,325	194,891	-
Proceeds from (purchases of) short term investments	-	250,821	(229,106)
Additions to construction in progress	(28,020,498)	(19,012,750)	(519,309)
Prepayment on long term assets	(6,139,766)	(5,729,833)	(1,914,343)
Return of acquisition deposit	(283,200)	-	-
Payment for intangible assets	(161,486)	(53,826)	-
Payment for land use rights	(432,566)	(30,354)	(42,529)
Net cash used in investing activities	(37,537,257)	(67,606,724)	(16,885,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	57,607,813	-	15,000,000
Proceeds from senior notes	-	40,000,000	-
Payment for offering costs	(3,237,454)	(2,122,509)	(1,176,533)
Net cash provided by financing activities	54,370,359	37,877,491	13,823,467

Effect of exchange rate changes on cash and cash equivalents	56,387	1,375,086	582,948

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	42,323,411	(7,437,346)	7,997,516

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	5,854,383	13,291,729	5,294,213

CASH & CASH EQUIVALENTS, END OF YEAR	$48,177,794	$5,854,383	$13,291,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$503,845	$902,777	$-
Income taxes paid	$4,178,066	$2,998,627	$2,387,487

Non-cash transactions for investing and financing activities:
Interest capitalized to construction in progress from amortization of discount on senior notes and financing costs	$2,836,324	$1,164,618	$-
Purchase of equipment through accounts payable	$1,234,603	$-	$-
Construction in progress transferred to property and equipment	$-	$823,464	$-
Prepayment on long term assets transferred to property and equipment	$-	$405,630	$-

The accompanying notes are an integral part of these consolidated statements.
See report of independent registered public accounting firm.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
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

Recent Developments

On October 27, 2009, the Company through its variable interest entity, Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) formed Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd. (“JV”) as a joint venture with China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (“CNPC Kunlun”), with registered capital of $7,335,000 in Henan province, PRC. The JV was established to build and operate compressed natural gas (“CNG”) compressor stations and fueling stations, sell CNG, provide vehicle conversion services from gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles and technical advisory work services in Henan, PRC. CNPC Kunlun will hold 51% ownership of the JV, and XXNGC will hold 49% ownership.

On October 27, 2009, CHNG formed Xilan Energy Co., Ltd. (“XEC”) as a wholly owned limited liability company, with authorized capital of $5,000,000 in Hong Kong.  XEC was established for the purpose of importing liquid natural gas (“LNG”) into PRC.

On December 17, 2009, the Company through its variable interest entity, Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) formed Hubei Xilan Natural Gas Co., Ltd. (“HBXNGC”) as a wholly owned limited liability company, with registered capital of $1,467,000 in Hubei province, PRC.  HBXNGC was established to construct harbor LNG fueling stations and ships in Hubei, PRC.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, Shaanxi Xilan Natural Gas Equipment Co., Ltd (“SXNGE”), Xilan Energy Co., Ltd. (“XEC”) and its 100% variable interest entities (“VIE”), Xi’an Xilan Natural Gas Co. Ltd. (“XXNGC”), Shaanxi Jingbian Liquefied Natural Gas Co., Ltd. (“SJLNG,”), Shaanxi Xilan Auto Bodyshop Co., Ltd. (“SXABC”), Henan Xilan Natural Gas Co., Ltd. (“HXNGC”), Lingbao Yuxi Natural Gas Co., Ltd. (“LBNGC”), and Hubei Xilan Natural Gas Co., Ltd. (“HBXNGC”).  All inter-company accounts and transactions have been eliminated in the consolidation.

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

On February 21, 2006, the Company formed SXNGE as a wholly-owned foreign enterprise (WOFE). Then through SXNGE, the Company entered into exclusive arrangements with XXNGC and its shareholders that give the Company the ability to substantially influence XXNGC’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. The Company memorialized these arrangements on August 17, 2007 and made retroactive to March 8, 2006.  As a result, the Company consolidates the financial results of XXNGC as VIE .The arrangements consist of the following agreements:

a.	XXNGC holds the licenses and approvals necessary to operate its natural gas business in China.

b.	SXNGE provides exclusive technology consulting and other general business operation services to XXNGC in return for a consulting services fee which is equal to XXNGC’s revenue.

See report of independent registered public accounting firm.

c.	XXNGC’ shareholders have pledged their equity interests in XXNGC to the Company.

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

Foreign Currency Translation

As of December 31, 2009 and 2008, the accounts of the Company were maintained, and their consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD in accordance with an accounting standard issued by the FASB, with the RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income. Cash flows from the Company's operations are calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amount related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity at December 31, 2009, were translated 6.82 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2009, 2008 and 2007, were 6.82 RMB, 6.94 RMB, and 7.59 RMB to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

See report of independent registered public accounting firm.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of December 31, 2009 and 2008, the Company had total deposits of $47,459,560 and $5,604,383 without insurance coverage or in excess of HKDPB or FDIC or HKDPB insured limits.   The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts Receivable

Accounts receivable are netted against an allowance for uncollectible accounts, as needed.  The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis in the period of the related sales. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company recorded allowance for bad debts of $163,280 and $0 as of December 31, 2009 and 2008.

Other Receivable

Other receivable mainly include security deposit for equipments storage.  This security deposit will be refunded to the Company after the equipments are removed from the storage area for construction.

Other Receivable – Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions are performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of December 31, 2009 and 2008, no allowance for the uncollectible accounts was deemed necessary.

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

See report of independent registered public accounting firm.

The following are the details of the inventories:

	December 31, 2009	December 31, 2008
Materials and supplies	$345,611	$318,069
Gasoline	496,226	201,670
	$841,837	$519,739

Advances to Suppliers

The Company advances to certain vendors for purchase of its materials. The advances are interest-free and unsecured.

Loan Receivable

Loan receivable consists of the following:
	December 31, 2009	December 31, 2008
Shanxi Yuojin Mountain Mining Company, due on November 30, 2009, extended to November 30, 2010, annual interest at 5.84%	$293,400	$293,400

Investments in Unconsolidated Joint Ventures

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of income and other comprehensive income; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Earnings (loss) on equity investment” in the consolidated statements of income and other comprehensive income.  The Company’s carrying value in an equity method Investee company is reflected in the caption “Investments in Unconsolidated Joint Ventures” in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the 49% interest in Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd. (“JV”), which is engaged in building and operating CNG compressor stations and fueling stations, sell CNG, provide vehicle conversion services from gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles and technical advisory work services in Henan, PRC. The investment in this company amounted to $1,467,000 and $0 at December 31, 2009 and 2008, respectively.  The JV does not have any operations as of December 31, 2009.

See report of independent registered public accounting firm.

The results of financial position of the JV as of December 31, 2009 are summarized below:

2009

Condensed balance sheet information:
Current assets	$2,993,878
Noncurrent assets	-
Total assets	$2,993,878
Current liabilities	-
Noncurrent liabilities	-
Equity	$2,993,878
Total liabilities and equity	$2,993,878

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	December 31, 2009	December 31, 2008
Office equipment	$439,055	$412,490
Operating equipment	61,350,503	59,473,283
Vehicles	2,486,614	2,414,756
Buildings and improvements	21,414,553	21,190,599
Total property and equipment	85,690,725	83,491,128
Less accumulated depreciation	(12,977,713)	(7,462,856)
Property and equipment, net	$72,713,012	$76,028,272

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $5,565,608, $3,473,429 and $1,639,685, respectively.

See report of independent registered public accounting firm.

Construction in Progress

Construction in progress (“CIP”) consists of the cost of constructing property and equipment for the Company’s gas stations and a new project of processing, distribution and sale of LNG. The major cost of construction in progress relates to technology licensing fees, equipment purchases, land use rights requisition cost, capitalized interest and other construction fees.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.  Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

As of December 31, 2009 and 2008, the Company had construction in progress in the amount of $52,918,236 and $22,061,414, respectively. Interest cost capitalized into construction in progress for the years ended December 31, 2009, 2008 and 2007, amounted to $4,597,544, $1,932,931 and $0, respectively.

Construction in progress at December 31, 2009 consisted of the following:

No.	Project Description	Location	December 31, 2009	Commencement Date	Expected completion date	Estimated additional cost to complete
1	Jingbian LNG (1)	JBLNG	$44,411,503	Dec-06	Jun-10	$11,150,000
2	Sa Pu mother station	HXNGC	814,822	Jul-08	Jun-11	6,300,000
3	Zijing Energy mother station	XXNGC	4,213,074	Sep-08	Mar-10	513,450
4	Xi'an Cangsheng mother station	XXNGC	1,891,584	Sep-08	May-11	3,227,400
5	Other CIP projects	XXNGC	1,587,253	Various	Various	450,000

			$52,918,236			$21,640,850

(1)	Phase I of the LNG project cost $48,963,000 to construct and the additional $6,598,503 represent costs incurred in connection with phase II and phase III of the LNG plant

See report of independent registered public accounting firm.

Long-Lived Assets

The Company evaluates at least annually, more often when circumstances require, the carrying value of long-lived assets to be held and used.  Impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2009, there were no significant impairments of its long-lived assets.

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

See report of independent registered public accounting firm.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5,844,239 to beginning retained earnings and $1,014,308 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $2,045,638 on December 31, 2009. The Company recognized a $1,031,330 loss from the change in fair value of warrants for the year ended December 31, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	December 31, 2009	January 1, 2009
Annual dividend yield	-	-
Expected life (years)	2.82	3.82
Risk-free interest rate	1.49%	1.13%
Expected volatility	90%	90%

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

See report of independent registered public accounting firm.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009.

	Carrying Value at December	Fair Value Measurement at December 31, 2009
	31, 2009	Level 1	Level 2	Level 3
Senior notes	$27,292,287	$-	$-	$35,366,128
Redeemable liability - warrants	17,500,000	-	-	15,308,170
Derivative liability - warrants	2,045,638	-	2,045,638	-
Total liability measured at fair value	$46,837,925	$-	$2,045,638	$50,674,298

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

See report of independent registered public accounting firm.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2009, 2008 and 2007, were insignificant.

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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  At December 2009 and 2008, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s consolidated financial statements.

Local PRC Income Tax

The Company’s subsidiary and VIEs operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. The Company’s VIE, XXNGC, is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, except for income from SXNGE, JBLNG, SXABC, HXNGC, LBNGC and HBXNGC which subjects to 25% PRC income tax rate, XXNGC’s income is subject to a reduced tax rate of 15%.  A reconciliation of tax at the United States federal statutory rate to the provision for income tax recorded in the financial statements is as follows:

See report of independent registered public accounting firm.

	For the years ended December 31
	2009	2008	2007
Tax provision (credit) at statutory rate	34%	34%	34%
Foreign tax rate difference	(9)%	(9)%	(1)%
Effect of favorable tax rate	(9)%	(9)%	(17)%
Other item (1)	3%	3%	1%
Total provision for income taxes	19%	19%	17%

(1)  The 3% represents $3,444,173 in expenses incurred by CHNG that are not deductible in PRC for the year ended December 31, 2009.  The 4% represents $3,661,932 expenses incurred by CHNG that are not deductible in PRC for the year ended December 31, 2008.  The 1% represents $949,652 expenses incurred by CHNG that are not deductible in PRC for the year ended December 31, 2007.

The estimated tax savings for the years ended December 31, 2009, 2008 and 2007, amounted to approximately $2,410,928, $2,195,871 and $2,174,806, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic earnings per share for the years ended December 31, 2009, 2008 and 2007, from $1.13 to $0.99, $1.04 to $0.86, and $0.70 to $0.52, respectively.  The net effect on earnings per share, had the income tax been applied, would decrease diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, from $1.12 to $0.98, $1.04 to $0.86, and $0.69 to $0.52, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended December 31, 2009.  The estimated net operating loss carry forwards for United States income tax purposes amounted to $3,232,855 and $1,657,473 as of December 31, 2009 and 2008, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follow:

	For the years ended December 31,
Valuation allowance	2009	2008	2007
Balance, beginning of period	$563,541	$322,614	$-
Increase	535,630	240,927	322,614
Balance, end of period	$1,099,171	$563,541	$322,614

See report of independent registered public accounting firm.

 The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $30,658,764 as of December 31, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

See report of independent registered public accounting firm.

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

See report of independent registered public accounting firm.

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

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements .

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3 – Other Assets

Other assets consisted of the following:

	December 31,
	2009	2008
Prepaid rent – natural gas stations	$340,211	$272,635
Prepayment for acquiring land use right	1,936,440	1,060,675
Advances on purchasing equipment and construction in progress	12,056,964	6,427,974
Refundable security deposits	1,264,283	981,083
Others	257,012	101,695
Total	$15,854,910	$8,844,062

All land in the PRC is government owned.  However, the government grants users land use rights.  As of December 31, 2009 and 2008, the Company prepaid $1,936,440 and $1,060,675, respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not yet been granted to the Company.  Therefore, the Company did not amortize the prepaid land use rights.

See report of independent registered public accounting firm.

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

•
A share-pledge agreement whereby the Company granted to the Collateral Agent (on behalf of the holders of the Senior Notes) a pledge on 65% of the Company’s equity interest in SXNGE, a PRC corporation and wholly-owned subsidiary of the Company; and

•	An account pledge and security agreement whereby the Company granted to the Collateral Agent a security interest in the account where the proceeds from the Senior Notes are deposited.

In addition, Qinan Ji, Chief Executive Officer and Chairman of the Board of the Company, executed a non-compete agreement for the benefit of the Investor.

See report of independent registered public accounting firm.

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

The indenture requires the Company to pay additional interest at the rate of 3.0% per annum of the Senior Notes if the Company has not obtained a listing of its common stock on the Nasdaq Global Market, the Nasdaq Capital Market or the New York Stock Exchange by January 29, 2009 and maintained such listing continuously thereafter as long as the Senior Notes are outstanding. As of January 29, 2009, the Company has not obtained a listing of its common stock on the market stated in the agreement. However, the Company obtained a three-month waiver from ABAX for the additional interest payment. The waiver gives the Company three more months until April 28, 2009 to achieve the uplisting status. By the end of the extended period, if the Company was not able to complete the uplisting, the Company would have to pay additional interest retroactively starting January 30, 2009 in accordance with the terms of the waiver. The Company was approved to be listed on Nasdaq on June 1, 2009, which passed the wavier period.  In August 2009, the Company reached an agreement with ABAX that the Company was to pay additional interest accrued for the period from April 29, 2009, the expiration date of previous waiver to June 1, 2009, the date of listing. As such, the Company paid $113,214 additional interest to ABAX in August 2009.

See report of independent registered public accounting firm.

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

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes.  For the years ended December 31, 2009, 2008 and 2007, the Company amortized $63,940, $227,989 and $0 of the aforesaid issuance costs, net of capitalized interest.

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

See report of independent registered public accounting firm.

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security.  If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000.  This amount is shown as a debt discount and is being amortized over the term of the Senior Notes.  For the years ended December 31, 2009, 2008 and 2007, the Company amortized $280,250, $1,004,677 and $0 of the aforesaid discounts, net of capitalized interest.

The warrants have been determined to be derivative liabilities instruments because there is a required redemption requirement if the holder does not exercise the Warrants.  However, the warrants are not required to be valued at fair value, rather, to be at its undiscounted redemption amount of $17.5 million.

Note 5 – Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	544,242	$13.10	$376,977
Granted	1,450,000	14.74	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	1,994,242	$14.28	-
Granted	-	-	-
Forfeited	(160,588)	$7.20	-
Exercised	-	-	-
Outstanding, December 31, 2009	1,833,654	$8.93	$4,008,434

Following is a summary of the status of warrants outstanding at December 31, 2009:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	5.08
$14.86	383,654	2.59
$8.93	1,833,654	4.56

See report of independent registered public accounting firm.

Note 6 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations.  The Company contributes 100RMB per employee per month to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14% of the current salary expense. The total contribution for the above plan was $224,949, $112,233 and $122,677 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

See report of independent registered public accounting firm.

iii.	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

As of December 31, 2009, the remaining reserve needed to fulfill the 50% registered capital requirement totaled $62,649,581.

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

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $66,535, $66,704 and $0 of compensation expense were recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, $66,024 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately nine months.

2) 2009 stock option plan

On March 11, 2009, the board of directors approved by written consent the Company’s stock option plan for its employees, directors and consultants. Pursuant to the plan, the total stock option pool will equal to 10% of the Company’s total shares outstanding as of March 11, 2009. Among the option pool approved, 4% shall be awarded in 2009 and another 4% shall be awarded in 2010, and 2% reserved for future awards. For the 2009 stock option award, the CEO and CFO were granted total options of 1% and 0.6% of the common shares outstanding respectively, 50% as Non-qualified Stock Options (NSO) and 50% as Incentive Stock Awards (ISA), for a vesting period of four years.  The Company granted the former CFO, Veronica Chen, options to purchase 75,000 shares of the Company’s common stock, representing approximately 0.5% of the Company’s outstanding shares as of March 11, 2009, which forfeited as Veronica Chen resigned as CFO. 5,000 option shares per year will be granted to each non-executive board member and 6,000 option shares per year granted to the Audit Committee Chairman. Other senior management and employees will be granted total options of 2.11% of the Company’s common shares. On April 1, 2009 and May 1, 2009, the Company issued 243,850 and 75,000 stock options, respectively, pursuant to the Company's 2009 employee stock option and stock award plan.  The strike price for the options was $4.90 per share. The stock option has a term of six years and vests evenly over four years starting one year from the issuance date on an annually basis.

See report of independent registered public accounting firm.

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using risk-free rates. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the current and expected dividend policy.  The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have sufficient historical experience to provide a reasonable estimate.  The Company will continue to use the “simplified” method until it feels that it has sufficient historical experience to provide a reasonable estimate of expected terms.  The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $36,468 of compensation expense related to Veronica Chen’s 75,000 options was reversed upon her resignation of employment on January 31, 2010. $158,517 of compensation expense was recorded during the year ended December 31, 2009.

As of December 31, 2009, $686,913 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 3.25 years.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2007	-	$-	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	-	-	-
Granted	318,850	$4.90	$95,655
Forfeited	75,000	4.90	466,500
Exercised	-	-	-
Outstanding, December 31, 2009	243,850	$4.90	$1,516,747

See report of independent registered public accounting firm.

Following is a summary of the status of stock options outstanding at December 31, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	243,850	5.25	-	-	-

Note 10 – Earnings per Share

Earnings per share for the years ended December 31, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with FASB’s accounting standard.

The following demonstrates the calculation for earnings per share for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009	2008	2007

Basic earnings per share

Net income	$18,830,787	$15,190,368	$9,116,070

Weighted shares outstanding-Basic	16,624,294	14,600,154	13,100,340
			.
Earnings per share-Basic	$1.13	$1.04	$0.70

Diluted earnings per share

Net income	$18,830,787	$15,190,368	$9,116,070

Weighted shares outstanding-Basic	16,624,294	14,600,154	13,100,340
Effect of diluted securities-Warrants	206,613	44,916	50,561
Weighted shares outstanding-Diluted	16,830,907	14,645,070	13,150,901

Earnings per share-Diluted	$1.12	$1.04	$0.69

See report of independent registered public accounting firm.

At December 31, 2009, 2008 and 2007, the Company had outstanding warrants of 1,833,654, 1,994,242 and 544,242, respectively.  For the year ended December 31, 2009, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 206,613; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the year ended December 31, 2008, the average stock price was greater than the exercise prices of the 160,588 warrants which resulted in additional weighted average common stock equivalents of 44,916; 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the year ended December 31, 2007, the average stock price was greater than the exercise prices of the 160,588 warrants which resulted in additional weighted average common stock equivalents of 50,561; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 11 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:
	For the years ended December 31,
	2009	2008	2007

Numbers of natural gas vendors	4	4	3

Percentage of total natural gas purchases	98%	98%	88.4%

As of December 31, 2009 and 2008, the Company has $82,146 and $206,811, respectively, payable due to its major suppliers.

The Company maintains long-term natural gas minimum purchase agreements with one of its vendors as of December 31, 2009. There are no minimum purchase requirements by the Company.  Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past three years.

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

Note 12 – Commitments and Contingencies

(a)  Lease Commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to FASB’s accounting standard regarding leases. The Company entered into a series of long-term lease agreements with outside parties to lease land use rights to the self-built Natural Gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most lease agreements.  The Company also entered into two office leases in Xi’an, PRC, one office lease in Jingbian, PRC, one office lease in Wuhan, PRC and one office lease in New York, NY.  The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2010	$1,582,822
Year ending December 31, 2011	1,701,475
Year ending December 31, 2012	1,516,221
Year ending December 31, 2013	1,404,794
Year ending December 31, 2014	1,771,514
Thereafter	24,326,313
Total	$32,303,139

For the years ended December 31, 2009, 2008 and 2007, the land use right and office lease expenses were $1,623,127, $1,127,558 and $ 433,755, respectively.

 (b) Property and Equipment Purchase Commitments

The Company has purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other CIP projects.  The Company has future commitments as followings:

Year ending December 31, 2010	$11,535,240
Year ending December 31, 2011	2,143,287
Thereafter	-
Total	$13,678,527

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

See report of independent registered public accounting firm.

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

(e) Registered capital commitments

On September 8, 2009, SXNGE increased its registered capital from $53,929,260 to $79,929,260.  CHNG contributed $10,000,000 registered capital of the total $26,000,000 to SXNGE on September 29, 2009.  The remaining registered capital of $16,000,000 is required to be contributed by CHNG by October 10, 2011, two years after the new business license was obtained on October 10, 2009

Note 13 – Quarterly Financial Information (Unaudited)

For the fiscal year ended December 31, 2009, the Company has unaudited quarterly financial data information as following:

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$18,527,666	$20,742,520	$20,125,184	$21,670,748	$81,066,118
Gross profit	9,633,652	10,278,190	9,717,692	10,531,545	40,161,079
Net income	4,201,623	3,862,756	4,647,519	6,118,889	18,830,787
Basic EPS	0.29	0.26	0.29	0.29	1.13
Diluted EPS	0.29	0.26	0.29	0.28	1.12

Note 14 – Subsequent Event

The Company has performed an evaluation of subsequent events through March 10, 2010, which is the date the financial statements were issued, and did not identify major events that have a material impact on the Company’s financial statements.

See report of independent registered public accounting firm.