Form 10-Q
period 2010-03-31
China Natural Gas, Inc.
filed 2010-05-07
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Number of shares of Common Stock outstanding as of May 6, 2010: 21,183,904

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

China Natural Gas, Inc.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December, 31
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$30,172,391	$48,177,794
Accounts receivable, net of allowance for doubtful accounts of $196,138 and $163,280 as of March 31, 2010 and December 31, 2009, respectively.	1,514,070	1,289,116
Other receivables	491,020	709,741
Other receivable - employee advances	190,045	338,689
Inventories	874,678	841,837
Advances to suppliers	1,302,568	596,868
Prepaid expense and other current assets	1,546,556	1,076,915
Loans receivable	14,259,240	293,400
Total current assets	50,350,568	53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	1,467,000
PROPERTY AND EQUIPMENT, NET	75,603,216	72,713,012
CONSTRUCTION IN PROGRESS	57,102,317	52,918,236
DEFERRED FINANCING COSTS	1,234,540	1,336,998
OTHER ASSETS	16,937,089	15,854,910

TOTAL ASSETS	$202,694,730	$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,970,228	$2,081,261
Other payables	85,082	80,788
Unearned revenue	2,199,805	1,813,641
Accrued interest	200,509	786,052
Taxes payable	2,888,511	1,901,577
Total current liabilities	7,344,135	6,663,319

LONG TERM LIABILITIES:
Notes payable, net of discount $11,946,508 and $12,707,713 as of March 31, 2010 and December 31, 2009, respectively	28,053,492	27,292,287
Derivative liabilities - warrants	19,152,570	19,545,638
Total long term liabilities	47,206,062	46,837,925

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,183,904 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,118	2,118
Additional paid-in capital	79,926,097	79,851,251
Cumulative other comprehensive gain	8,675,165	8,714,019
Statutory reserves	6,425,074	5,962,695
Retained earnings	53,116,079	49,583,189
Total stockholders' equity	148,144,533	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,694,730	$197,614,516

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues
Natural gas revenue	$15,483,629	$14,965,819
Gasoline revenue	1,468,816	1,174,398
Installation and others	2,414,378	2,387,449
Total revenues	19,366,823	18,527,666

Cost of revenues
Natural gas cost	7,864,654	6,746,929
Gasoline cost	1,367,278	1,130,057
Installation and others	1,039,923	1,017,028
Total cost of revenues	10,271,855	8,894,014

Gross profit	9,094,968	9,633,652

Operating expenses
Selling expenses	2,891,790	2,580,825
General and administrative expenses	1,817,656	1,425,324
Total operating expenses	4,709,446	4,006,149

Income from operations	4,385,522	5,627,503

Non-operating income (expense):
Interest income	89,366	8,908
Interest expense	-	(581,492)
Other income (expense), net	46,569	(2,303)
Change in fair value of warrants	393,068	197,051
Foreign currency exchange loss	(8,110)	(50,788)
Total non-operating income (expense)	520,893	(428,624)

Income before income tax	4,906,415	5,198,879

Provision for income tax	911,145	997,256

Net income	3,995,270	4,201,623

Other comprehensive income
Foreign currency translation loss	(38,854)	(152,115)
Comprehensive income	$3,956,416	$4,049,508

Weighted average shares outstanding
Basic	21,183,904	14,600,152
Diluted	21,595,038	14,600,152

Earnings per share
Basic	$0.19	$0.29
Diluted	$0.19	$0.29

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,995,270	$4,201,623
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,472,595	1,389,565
Provision for bad debt	32,847	-
Amortization of discount on senior notes	-	170,712
Amortization of financing costs	-	38,578
Stock based compensation	74,847	14,842
Change in fair value of warrants	(393,068)	(197,051)
Change in assets and liabilities:
Accounts receivable	(257,812)	(41,244)
Other receivable - employee advances	148,593	151,617
Inventories	(32,830)	30,812
Advances to suppliers	(705,460)	151,828
Prepaid expense and other current assets	(167,213)	(100,912)
Accounts payable and accrued liabilities	(111,007)	304,860
Other payables	4,296	212,961
Unearned revenue	386,032	195,435
Accrued interest	(585,543)	(330,003)
Taxes payable	986,599	44,898
Net cash provided by operating activities	4,848,146	6,238,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to third parties	(14,259,140)	-
Repayment of loans receivable	293,300	-
Purchase of property and equipment	(253,844)	(13,484)
Additions to construction in progress	(7,425,192)	(2,552,098)
Prepayment on long term assets	(1,047,327)	(426,913)
Return of acquisition deposit	(124,653)	-
Payment for intangible assets	-	(35,822)
Payment for land use rights	4,722	-
Net cash used in investing activities	(22,812,134)	(3,028,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(41,415)	(6,226)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(18,005,403)	3,203,978

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,177,794	5,854,383

CASH & CASH EQUIVALENTS, END OF PERIOD	$30,172,391	$9,058,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,085,543	$1,084,130
Income taxes paid	$-	$997,257

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$4,106,200	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$863,662	$-

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company” or “CHNG”) was incorporated in the state of Delaware on March 31, 1999. The Company through its wholly-owned subsidiaries and variable interest entities, located in HongKong, Shaanxi ,Henan and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and modification of automobiles services for vehicles to be able to use natural gas.

Recent Developments

On February 5, 2010, Jingbian Liquefied Natural Gas Co., Ltd. (“JBLNG”) increased the registered capital by $6,026,343 which was invested by Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) in the form of equipment.

On September 8, 2009, Shaanxi Xilan Natural Gas Equipment Co., Ltd (“SXNGE”) increased its registered capital by $26,000,000 from $53,929,260 to $79,929,260. CHNG contributed $10,000,000 and $16,000,000 registered capital to SXNGE on September 29, 2009 and January 13, 2010, respectively.

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statements of the results for the interim period presented.  Operating results for the period ended March 31, 2010 are not necessary indicative of the results that may be expected for the year ended December 31, 2010. The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, and its 100% variable interest entities (“VIE”),. All inter-company accounts and transactions have been eliminated in the consolidation.

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

On August 8, 2008, the Company through SXNGE entered into an Addendum to Option Agreement (“Agreement”) with Mr. Qinan Ji, chairman and shareholder of XXNGC, and each of the shareholders of XXNGC (hereafter collectively referred to as the “Transferor”), and made retroactive to June 30, 2008. According to the Agreement, the Chairman and the Shareholders of XXNGC irrevocably grants to SXNGE an option to purchase each Transferor’s Purchased Equity Interest at $1.00 or the lowest price permissible under the applicable laws at the time that SXNGE exercises the Option. The Agreement limits XXNGC and the Transferors’ right to make all equity interest related decisions.

Foreign Currency Translation

The Company’s reporting currency is the US dollar.  The functional currency of PRC subsidiaries is the Chinese Renminbi (“RMB”). Our results of operations and financial position of the PRC subsidiaries are translated to United States dollars using the quarter end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  As a result, translation adjustments amount related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity were translated 6.82 RMB to $1.00 at March 31, 2010 and December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2010 and 2009 were 6.82 RMB and  RMB 6.83 to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of March 31, 2010 and December 31, 2009, the Company had total deposits of $29,435,016 and $47,459,560, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits.   The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts Receivable

Accounts receivable are netted against an allowance for uncollectible accounts, as needed.  The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis in the period of the related sales. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company recorded allowance for bad debts of $196,138 and $163,280 as of March 31, 2010 and December 31, 2009, respectively.

Other Receivables

Other receivables mainly include security deposits for equipment storage.  This security deposit will be refunded to the Company after the equipment had been removed from the storage area for construction.

Other Receivable – Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions are performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of March 31, 2010 and December 31, 2009, no allowance for the uncollectible accounts was deemed necessary.

Inventories

Inventories is stated at the lower of cost, as determined on a first-in, first-out basis, or market.  Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower. Inventories consist of materials used in the construction of pipelines and in repairing and modifying vehicles.  Inventories also consist of gasoline.

The following are the details of the inventories:

	March 31, 2010 (Unaudited)	December 31, 2009
Materials and supplies	$453,382	$345,611
Gasoline	421,296	496,226
Total	$874,678	$841,837

Advances to Suppliers

The Company advances to certain vendors for purchase of its materials. The advances are interest-free and unsecured.

Loans Receivable

Loans receivable consists of the following:
	March 31, 2010 (unaudited)	December 31, 2009
Shanxi Yuojin Mining Company, due on November 30, 2009, extended to November 30, 2010, annual interest at 5.84% (1)	$-	$293,400
Shanxi JunTai Housing Purchase Ltd., due on January 10, 2011, annual interest at 5.84% (2)	4,401,000	-
Ms. Taoxiang Wang, due on February 19, 2011, annual interest at 5.84% (3)	9,858,240	-
	$14,259,240	$293,400
(1)	This Company paid off this loan on March 11, 2010.
(2)
The applicable interest rate of this loan is the People’s Bank of China’s standard one-year rate, 5.31% at inception of the loan, which is subject to change with the government policy, plus an additional 10% interest rate float. Pursuant to these terms, the interest rates were 5.84% at the inception date and March 31, 2010. This loan is guaranteed by a third-party individual.

(3)
This one-year loan was secured by Ms. Taoxiang Wang’s 40% of ownership in Xi’an Demaoxing Real Estate Co. On April 22 and April 27, 2010, Ms. Wang repaid $ 5,868,000 and $4,130,962, respectively, of which $140,722 was the interest payments.  As of April 27, 2010, this loan was paid off.

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

When the Company’s carrying value in an equity method, the investee company is reduced to zero and no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the 49% interest in Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd. (“JV”), which is engaged in building and operating CNG compressor stations and fueling stations, sell CNG, provide vehicle conversion services from gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles and technical advisory work services in Henan, PRC. The investment in this company amounted to $1,467,000 at March 31, 2010 and December 31, 2009.  The JV does not have any operations as of March 31, 2010.

The results of financial position of the JV as of March 31, 2010 are summarized below:

	March 31, 2010 (unaudited)	December 31, 2009

Condensed balance sheet information:
Current assets	$2,993,878	$2,993,878
Noncurrent assets	-	-
Total assets	$2,993,878	$2,993,878
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$2,993,878	$2,993,878
Total liabilities and equity	$2,993,878	$2,993,878

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	March 31, 2010 (unaudited)	December 31, 2009
Office equipment	$478,423	$439,055
Operating equipment	63,032,066	61,350,503
Vehicles	2,486,614	2,486,614
Buildings and improvements	24,055,153	21,414,553
Total property and equipment	90,052,256	85,690,725
Less accumulated depreciation	(14,449,040)	(12,977,713)
Property and equipment, net	$75,603,216	$72,713,012

Depreciation expense for the three months ended March 31, 2010 and 2009 was $1,470,826 and  $1,389,565, respectively.

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

As of March 31, 2010 and December 31, 2009, the Company had construction in progress in the amount of $57,102,317 and $52,918,236, respectively. Interest cost capitalized into construction in progress for the three months ended March 31, 2010 and 2009, amounted to $1,363,663 and $858,379, respectively.

Construction in progress at March 31, 2010 consisted of the following:

No.	Project Description	Location	March 31, 2010 (unaudited)	Commencement Date	Expected completion date	Estimated additional cost to complete
1	Jingbian LNG (1)	JBLNG	$45,882,038	Dec-06	Jun-10	$9,873,000
2	Sa Pu mother station	HXNGC	840,799	Jul-08	Jun-11	6,300,000
3	Xi'an Cangsheng mother station	XXNGC	1,925,557	Sep-08	May-11	3,220,000
4	Sanhuanbei fueling station	XXNGC	1,725,563	Mar-10	May -10	1,126,656
5	Sanyao fueling station	XXNGC	1,662,652	Mar-10	May-10	1,085,580
6	Matengkong fueling station	XXNGC	1,581,766	Mar-10	May -10	1,164,798
7	International port	XXNGC	1,376,406	May-09	Dec -10	2,800,000
8	Other CIP projects	XXNGC	2,107,536	Various	Various	500,000
			$57,102,317			$26,070,034

(1)	Phase I of the LNG project cost $48,963,000 to construct and the additional $6,792,038 represent costs incurred in connection with phase II and phase III of the LNG plant

Long-Lived Assets

The Company evaluates at least annually, more often when circumstances require, the carrying value of long-lived assets to be held and used.  Impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2010, there were no significant impairments of its long-lived assets.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5,844,239 to beginning retained earnings and $1,014,308 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $1,652,570 and $2,045,638 on March 31, 2010 and December 31, 2009, respectively. The Company recognized a gain of $393,068 and $197,051 for the three months ended March 31, 2010 and 2009, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31, 2010 (unaudited)	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	2.57	2.82
Risk-free interest rate	1.34%	1.49%
Expected volatility	90%	90%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010.

	Carrying Value at March 31, 2010	Fair Value Measurement at March 31, 2010
	(unaudited)	Level 1	Level 2	Level 3
Senior notes	$28,053,492	$-	$-	$35,764,078
Redeemable liability - warrants	17,500,000	-	-	15,468,681
Derivative liability - warrants	1,652,570	-	1,652,570	-
Total liability measured at fair value	$47,206,062	$-	$1,652,570	$51,232,759

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2010 and 2009, were insignificant.

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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  At March 31, 2010 and 2009, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s consolidated financial statements.

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

	For the three months ended March 31
	2010	2009
Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(9)%	(9)%
Effect of favorable tax rate	(7)%	(10)%
Other item (1)	1%	4%
Total provision for income taxes	19%	19%

(1)  The 1% represents the $288,192 expenses incurred by CHNG that are not deductible in PRC for the three months ended March 31, 2010.  The 4% represents the $926,195 expenses incurred by CHNG that are not deductible in PRC for the three months ended March 31, 2009.

The estimated tax savings for the three months ended March 31, 2010 and 2009 amounted to approximately $498,624 and $510,331, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.19 to $0.17, and the diluted earnings per share from $0.19 to $0.16 for the three months ended March 31, 2010. For the three months ended March 31, 2009, the basic and diluted earnings per share would decrease from $0.29 to $0.26 if the income tax had been applied.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended March 31, 2010.  The estimated net operating loss carry forwards for United States income tax purposes amounted to $3,574,888 and $3,232,855 as of March 31, 2010 and December 31 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2010. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follow:

Valuation allowance	For the three months end March 31,2010 (unaudited)	Year ended December 31,2009
Balance, beginning of period	$1,099,171	$563,541
Increase	116,291	535,630
Balance, end of period	$1,215,462	$1,099,171

 The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $34,110,704 as of March 31, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Taxes Payable

Taxes payable at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010 (unaudited)	December 31, 2009
Value added tax payable	$810,976	$740,772
Business tax payable	-	1,540
Income tax payable	2,039,416	1,127,961
Urban maintenance tax payable	34,357	27,442
Income tax for individual payable	3,762	3,862
Total tax payable	$2,888,511	$1,901,577

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

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior period expense amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Other Assets

Other assets consisted of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Prepaid rent – natural gas stations	$335,487	$340,211
Prepayment for acquiring land use right	1,936,440	1,936,440
Advances on purchasing equipment and construction in progress	13,104,648	12,056,964
Refundable security deposits	1,388,978	1,264,283
Others	171,536	257,012
Total	$16,937,089	$15,854,910

All land in the PRC is government owned.  However, the government grants users land use rights.  As of March 31, 2010 and December 31, 2009, the Company prepaid $1,936,440 to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not yet been granted to the Company.  Therefore, the Company did not amortize the prepaid land use rights.

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

Note 4 – Senior Notes Payable

On March 30, 2007, the Company entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”). The Purchase Agreement was subsequently amended on January 29, 2008, pursuant to which the Company (i) agreed to issue 5.00% Guaranteed Senior Notes due 2014 (the “Senior Notes”) of approximately $20,000,000, (ii) agreed to issue to the Investor Senior Notes in aggregate principal amount of approximately $20,000,000 on or before March 3, 2008 subject to the Company meeting certain closing conditions, (iii) granted the Investor an option to purchase up to approximately $10,000,000 in principal amount of its Senior Notes and (iv) agreed to issue to the Investor seven-year warrants exercisable for up to 1,450,000 shares of the Company’s common stock (the “Warrants”) at an initial exercise price equal to $14.7304 per share, subject to certain adjustments, which adjusted to $7.3652 on January 29, 2009.  On January 29, 2008, the Company issued $20,000,000 Senior Notes and 1,450,000 warrants pursuant to the Purchase Agreement. On March 3, 2008, the Investor exercised its first option for an additional $20,000,000 of Senior Notes. On March 10, 2008, the Company issued $20,000,000 in additional Senior Notes resulting in total Senior Notes of $40,000,000.

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

The indenture requires the Company to pay additional interest at the rate of 3.0% per annum of the Senior Notes if the Company has not obtained a listing of its common stock on the Nasdaq Global Market, the Nasdaq Capital Market or the New York Stock Exchange by January 29, 2009 and maintained such listing continuously thereafter as long as the Senior Notes are outstanding. As of January 29, 2009, the Company had not obtained a listing of its common stock on the market stated in the agreement. However, the Company obtained a three-month waiver from ABAX for the additional interest payment. The waiver gave the Company three more months until April 28, 2009 to achieve the uplisting status. By the end of the extended period, if the Company was not able to complete the uplisting, the Company would have to pay additional interest retroactively starting January 30, 2009 in accordance with the terms of the waiver. The Company was approved to be listed on Nasdaq on June 1, 2009, which passed the wavier period.  In August 2009, the Company reached an agreement with ABAX that the Company was to pay additional interest accrued for the period from April 29, 2009, the expiration date of previous waiver to June 1, 2009, the date of listing. As such, the Company paid $113,214 additional interest to ABAX in August 2009.

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

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes.  For the three months ended March 31, 2010 and 2009, the Company amortized $0 and $38,578 of the aforesaid issuance costs, net of capitalized interest.

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

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security.  If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000.  This amount is shown as a debt discount and is being amortized over the term of the Senior Notes.  For the three months ended March 31, 2010 and 2009, the Company amortized $761,204 and $634,076 of the aforesaid discounts, of which $761,204 and $463,364, respectively, were capitalized into construction in progress.

The warrants have been determined to be derivative liabilities instruments because there is a required redemption requirement if the holder does not exercise the Warrants.  However, the warrants are not required to be valued at fair value, rather, to be at its undiscounted redemption amount of $17.5 million.

Note 5 – Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,994,242	$14.28	-
Granted	-	-	-
Forfeited	(160,588)	7.20	-
Exercised	-	-	-
Outstanding, December 31, 2009	1,833,654	$8.93	$4,008,434
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2010 (unaudited)	1,833,654	$8.93	$1,607,507

Following is a summary of the status of warrants outstanding at March 31, 2010:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	4.83
$14.86	383,654	2.34
$8.93	1,833,654	4.31

Note 6 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations.  The Company contributes 100RMB per employee per month to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14% of the current salary expense. The total contribution for the above plan was $190,348 and $47,188 for the three months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010, the remaining reserve needed to fulfill the 50% registered capital requirement was approximately $69,720,000

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

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $22,008 and $14,842 of compensation expense were recorded during the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, $44,016 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately six months.

2) 2009 stock option plan

On March 11, 2009, the board of directors approved by written consent the Company’s stock option plan for its employees, directors and consultants. Pursuant to the plan, the total stock option pool will equal to 10% of the Company’s total shares outstanding as of March 11, 2009. Among the option pool approved, 4% shall be awarded in 2009 and another 4% shall be awarded in 2010, and 2% reserved for future awards. For the 2009 stock option award, the CEO and former CFO were granted total options of 1% and 0.6% of the common shares outstanding, 50% as Non-qualified Stock Options (NSO) and 50% as Incentive Stock Awards (ISA), for a vesting period of four years. The Company granted the former CFO, Veronica Chen, options to purchase 75,000 shares of the Company’s common stock, representing approximately 0.5% of the Company’s outstanding shares as of March 11, 2009, which forfeited as Veronica Chen resigned as CFO. 5,000 option shares per year will be granted to each non-executive board member and 6,000 option shares per year granted to the Audit Committee Chairman. Other senior management and employees will be granted total options of 2.11% of the Company’s common shares. On April 1, 2009, the Company issued 243,850 and 75,000 stock options, respectively pursuant to the Company's 2009 employee stock option and stock award plan.  The strike price for the options was $4.90 per share. The stock option has a term of six years and vests evenly over four years starting one year from the issuance date on an annually basis.

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using risk-free rates. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the current and expected dividend policy.  The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have sufficient historical experience to provide a reasonable estimate.  The Company will continue to use the “simplified” method until it feels that it has sufficient historical experience to provide a reasonable estimate of expected terms.  The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. Compensation expense of 52,838 was recorded during the three months ended March 31, 2010.

As of March 31, 2010, $634,074 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 3 years.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2008	-	$-	$-
Granted	318,850	4.90	1,983,247
Forfeited	75,000	4.90	466,500
Exercised	-	-	-
Outstanding, December 31, 2009	243,850	$4.90	$1,516,747
Granted
Forfeited
Exercised	-	-	-
Outstanding, March 31, 2010 (unaudited)	243,850	$4.90	$1,197,304

Following is a summary of the status of stock options outstanding at March 31, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	243,850	5.00	-	-	-

Note 10 – Earnings per Share

Earnings per share for the years ended March 31, 2010 and 2009 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with FASB’s accounting standard.

The following demonstrates the calculation for earnings per share for the years ended March 31, 2009 and 2008:

	For the three months ended March 31,
	2010 (unaudited)	2009 (unaudited)

Basic earnings per share

Net income	$3,995,270	$4,201,623

Weighted shares outstanding-Basic	21,183,904	14,600,152

Earnings per share-Basic	$0.19	$0.29

Diluted earnings per share

Net income	$3,995,270	$4,201,623

Weighted shares outstanding-Basic	21,183,904	14,600,152
Effect of diluted securities-Warrants	411,134	-
Weighted shares outstanding-Diluted	21,595,038	14,600,152

Earnings per share-Diluted	$0.19	$0.29

The Company had outstanding warrants of 1,833,654 at March 31, 2010 and 2009.  For the three months ended March 31, 2010, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 411,134; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three months ended March 31, 2009, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 11 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:

	For the three months ended March 31,
	2010 (unaudited)	2009 (unaudited)

Numbers of natural gas vendors	3	3

Percentage of total natural gas purchases	88%	80%

As of March 31, 2010 and December 31, 2009, the Company has $105,488 and $82,146 payable due to its major suppliers.

The Company maintains long-term natural gas minimum purchase agreements with one of its vendors as of March 31, 2010. There are no minimum purchase requirements by the Company.  Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past three years.

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

Note 12 – Commitments and Contingencies

(a)  Lease Commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to FASB’s accounting standard regarding leases. The Company entered into a series of long-term lease agreements with outside parties to lease land use rights to the self-built Natural Gas fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most lease agreements.  The Company also entered into two office leases in Xi’an, PRC, one office lease in Jingbian, PRC, one office lease in Wuhan, PRC and one office lease in New York, NY.  The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2010	$1,280,191
Year ending December 31, 2011	2,087,346
Year ending December 31, 2012	1,921,385
Year ending December 31, 2013	1,830,217
Year ending December 31, 2014	2,218,208
Thereafter	34,447,281
Total	$43,784,628

For the three months ended March 31, 2010 and 2009, the land use right and office lease expenses were $430,628 and $392,081, respectively.

(b) Property and Equipment Purchase Commitments

The Company has purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other CIP projects.  The Company has future commitments as followings:

Year ending December 31, 2010	$10,343,316
Year ending December 31, 2011	2,143,287
Thereafter	-
Total	$12,486,603

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

(d) Legal Proceedings

A former member of the board of directors filed a lawsuit on June 16, 2008 against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things, to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement. After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint. The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company. The current board of directors has complied with the court's decision by tendering an option agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal. On March 16, 2010, the Appellate Division, Second Department, modified the decision and order of the trial court and dismissed the action in its entirety. Subsequently, the plaintiff has sought leave to appeal the appellate court's decision in New York state's highest court.

Note 13 – Subsequent Event

As disclosed in Note 2, Ms. Taoxiang has paid off the principal of $9,858,240 and interest of $140,722 as of April 27, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

FORWARD-LOOKING STATEMENT

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," "anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Overview

We are an integrated natural gas operator in The People’s Republic of China (“China” or the “PRC”), primarily involved in distribution of compressed natural gas (“CNG”) through our VIE-owned CNG fueling stations. As of March 31, 2010, our VIE operated 25 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province. Our VIE own the CNG fueling stations while we lease the land upon which our VIE owned CNG fueling stations operate. For the three months ended March 31, 2010, we sold 40,592,457 cubic meters of CNG through our fueling stations, compared to 39,294,120 cubic meters for the three ended March 31, 2009. Our VIE also transport, distribute and sell piped natural gas to residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province.

We operate four main business lines:

•	Distribution and sale of compressed natural gas through our VIE owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (37 stations as of March 31, 2010);

•
Installation, distribution and sale of piped natural gas to residential and commercial customers through our VIE owned pipelines. We distributed and sold piped natural gas to 110,713 residential customers as of March 31, 2010;

•
Distribution and sale of gasoline through our VIE owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (eight of our VIE owned CNG fueling stations sold gasoline as of March 31, 2010); and

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

We had total revenues of 19,366,823 and 18,527,666 for the three months ended March 31, 2010 and 2009 respectively. We had net income of 3,995,270 and 4,201,623 for the three months ended March 31, 2010 and 2009 respectively.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG fueling station business in our target markets. Our revenue increased by 4.5% during the three months ended March 31, 2010 from the three months ended March 31, 2009 largely because of the addition of 2 new fueling stations added since the third quarter of 2009, as well as the increase of pipeline natural gas customers. As of March 31, 2010, we operated 37 CNG fueling stations in total and, in Shaanxi alone, we operated 25 CNG fueling stations. We believe we are the largest provider of CNG fueling stations in Xi’an, one of our core target markets for CNG.  As of March 31, 2010, we operated 12 CNG fueling stations in Henan province, another of our core target markets. The successful expansion of our CNG fueling station business in Xi’an and Henan province has been a significant factor driving our revenue growth and results of operations for the period reviewed. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

Regulation of natural gas prices in the PRC. The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission (“NDRC”), and the local state price bureaus have the discretion to set natural gas prices within the boundaries set by the PRC central government.  In addition, natural gas procurement and sale prices are not uniform across China and can vary across provinces. For example, the prices at which we procure and sell CNG and piped natural gas are lower in Shaanxi than in Henan. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors which are outside of our control. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulation of natural gas prices in the PRC.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the period ended March 31, 2010 and the estimated net operating loss carry forwards for United States income tax purposes amounted to $3,574,888 and $3,232,855 as of March 31, 2010 and December 31, 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2029. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at March 31, 2010.

The PRC

Our subsidiary, VIE and its subsidiaries operate in China.  Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western portions of China such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from SXNGE, SJLNG, XXABC, HXNGC, LBNGC, and HBXNGC are subject to the 25% PRC income tax rate. Our effective income tax rate for the three months ended March 31, 2010 and 2009 were approximately 18.6% and 19.2%, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table represents the consolidated operating results for the three month period ended March 31, 2010 and 2009:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	March 31,2010	March 31,2009	Increase in dollar amount	Increase in percentage
Natural gas from filling stations	$14,629,610	$14,257,925	$371,685	2.6%

Natural gas from pipelines	854,019	707,895	146,124	20.6%

Gasoline	1,468,816	1,174,398	294,418	25.1%

Installation	2,007,774	1,901,034	106,740	5.6%

Auto conversion	406,604	486,414	(79,810)	(16.4)%

Total	$19,366,823	$18,527,666	$839,157	4.5%

Overall. Total revenue for the three months ended March 31, 2010 increased to $19,366,823 from $18,527,666 for the three months ended March 31, 2009, an increase of $839,157 or 4.5%. This increase was mainly due to the addition of 2 new fueling stations added in third quarter 2009 and first quarter 2010, respectively, as well as an increase in the number of residential and commercial pipeline customers to110,713 as of March 31, 2010 from 98,754 as of March 31, 2009. We sold natural gas of 44,161,281 cubic meters during the three months ended March 31, 2010, compared to 42,283,144 cubic meters during the three months ended March 31, 2009. We also sold gasoline of 1,929,034 liters during the three months ended March 31, 2010, compared to 2,171,232 liters during the three months ended March 31, 2009. For the three months ended March 31, 2010, 87.5% of our revenue was generated from the sale of natural gas and gasoline, and the other 12.5% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 2.6% or $371,685, to $14,629,610 during the three months ended March 31, 2010, from $14,257,925 during the three months ended March 31, 2009, and contributed to 75.5% of our total revenue, which was the largest among our four major business lines. During the three months ended March 31, 2010, we sold 40,592,457 cubic meters of compressed natural gas, compared to 39,294,120 cubic meters during the three months ended March 31, 2009 through our fueling stations. In terms of average station sales value and volume, in the three months ended March 31, 2010, we sold approximately $406,378 and 1,127,568 cubic meters of compressed natural gas per station, compared to approximately $407,916 and 1,122,689 cubic meters in the three months ended March 31, 2009. Unit selling price remained stable at $0.34 (RMB2.34) and $0.42 (RMB2.83) net of VAT in Shaanxi and Henan province, respectively, or $0.37 (RMB 2.5) on an average basis.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 20.6%, or $146,124, to $854,019 during the three months ended March 31, 2010, from $707,895 during the three months ended March 31, 2009, and contributed to 4.4% of our total revenue. As of March 31, 2010, the Company had 110,713 pipeline customers, an increase of 11,959 customers comparing to as of March 31, 2009.  We also sold 3,285,286 cubic meters of natural gas through our pipelines during the three months ended March 31, 2010, compared to 2,989,024 cubic meters during the three months ended March 31, 2009.

Gasoline. Revenue from gasoline sales increased by 25.1%, or $294,418, to $1,468,816 during the three months ended March 31, 2010, from $1,174,398 during the three months ended March 31, 2009, and contributed 7.6% to our total revenue. The gasoline revenue increase was due to 41.9% increase of unit sales price from $ 0.54 (RMB3.69) per liter in the three months ended March 31, 2009 to $0.77 (RMB 5.23) per liter in the three months ended March 31, 2010, mainly attributable to the increase of international oil price, partially offset by the sales volume decrease of 11.9% from 2,171,232 liters to 1,929,034 liters.

Installation Services. Revenue from installation services increased by 5.6%, or $106,740 to $ 2,007,774 during the three months ended March 31, 2010, from $1,901,034 during the three months ended March 31, 2009, and contributed 10.4% to our total revenue. Installation services to our top four customers contributed to 28.1%, 26.3%, 19.2% and 17.8% of our installation revenue for the three months ended March 31, 2010.

Auto Conversion Services. Revenue from our auto conversion division decreased by 16.4%, or $79,810,to $406,604 during the three months ended March 31, 2010, from $486,414 during the three months ended March 31, 2009, and contributed 2.1% to our total revenue.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	March 31, 2010	March 31, 2009	Increase in dollar amount	Increase in percentage
Natural gas from filling stations	$7,272,136	$6,244,441	$1,027,695	16.5%

Natural gas from pipelines	592,518	502,489	90,029	17.9%

Gasoline	1,367,278	1,130,057	237,221	21.0%

Installation	798,054	722,862	75,192	10.4%

Auto conversion	241,869	294,165	(52,296)	(17.8)%

Total	$10,271,855	$8,894,014	$1,377,841	15.5%

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

Our cost of revenue for the three months ended March 31, 2010 was $10,271,855, an increase of $1,377,841, or 15.5%, from $8,894,014 for the three months ended March 31, 2009, mainly attributable to increase in procurement cost in Henan Province. Our revenue increased by 4.5% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 16.5%, or $1,027,695, to $7,272,136 during the three months ended March 31, 2010, as compared to $6,244,441 for the three months ended March 31, 2009. Procurement price for natural gas remained stable at $0.16 (RMB 1.12) in Shaanxi since 2008. In Henan Province, the Company also uses coal bed methane (‘CBM’) as an alternative in addition to natural gas to supply its fueling station, as a result the average cost of fueling station revenue in Henan decreased from $0.22 (RMB 1.55) to $0.14 (RMB 1.0) in July 2008. But due to the uncertainty involved in the production capacity of CBM as a byproduct of coal mines as well as increasing demand, average cost of fueling station revenue in Henan increased to $0.19 (RMB 1.30) in June 2009 and $0.22 (RMB 1.49) in January 2010. The cost, however, is still significantly below the retail price at $0.42 (RMB2.83) in Henan Province.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 17.9%, or $90,029 to $592,518 during the three months ended March 31, 2010, as compared to $502,489 during the three months ended March 31, 2009, which was in line with the sales growth.

Gasoline. Cost of our gasoline revenue increased by 21.0%, to $1,367,278 during the three months ended March 31, 2010, from $1,130,057 for the three months ended March 31, 2009. The increase of cost of gasoline revenue was due to the effect of the increase of average unit cost from $0.52 (RMB 3.55) per liter during the three months ended March 31, 2009 to $0.71 (RMB 4.87) per liter during the three months ended March 31, 2010 mainly attributable to the increase of international oil price, partially offset by the decrease in sales volume.

Installation Services. Cost of revenue from our installation services increased by 10.4%, or $75,192, to $798,054 during the three months ended March 31, 2010, as compared to $722,862 during the three months ended March 31, 2009, as a result of the increase of pipeline customers.

Auto Conversion Services. Cost of our auto conversion revenue decreased by 17.8%, or $52,296, to $241,869 during the three months ended March 31, 2010, as compared to $294,165 during the three months ended March 31, 2009.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	March 31, 2010	March 31, 2009	Increase in dollar amount	Increase in percentage
Natural gas from filling stations	$7,357,474	$8,013,484	$(656,010)	(8.2)%

Natural gas from pipelines	261,501	205,406	56,095	27.3%

Gasoline	101,538	44,341	57,197	129.0%

Installation	1,209,720	1,178,172	31,548	2.7%

Auto conversion	164,735	192,249	(27,514)	(14.3)%

Total	$9,094,968	$9,633,652	$(538,684)	(5.6)%

We earned a gross profit of $9,094,968 for the three months ended March 31, 2010, a decrease of $538,684 or 5.6%, compared to $9,633,652 for the three months ended March 31, 2009. In summary, gross profit decrease was mainly due to increased cost of fueling station revenue in Henan Province.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 56.2% in the three months ended March 31, 2009 to 50.3% in the three months ended March 31, 2010 due to increased cost of fueling station revenue in Henan Province.

Gross margin for natural gas sold through pipelines was 30.6% during the three months ended March 31, 2010, and increased slightly as compared to 29.0% during the three months ended March 31, 2009.

Gross margin for gasoline sales increased from 3.8% during the three months ended March 31, 2009 to 6.9% during the three months ended March 31, 2010, due to larger increase in gasoline retail price compared with procurement price.

Gross margin for our installation business decreased to 60.3% in the three months ended March 31, 2010 from 62.0% in the three months ended March 31, 2009 due to increase of material costs.

Gross margin for our auto conversion business increased from 39.5% in the three months ended March 31, 2009 to 40.5% in the three months ended March 31, 2010 due to improved efficiency.

Due to higher cost of fueling station revenue in Henan Province, our total gross margin decreased from 52.0% for the three months ended March 31, 2009 to 47.0% for the three months ended March 31, 2010.

Operating expenses

We incurred operating expenses of $4,709,446 for the three months ended March 31, 2010, an increase of $703,297 or 17.6%, compared to $4,006,149 for the three months ended March 31, 2009.

Sales and marketing costs increased $310,965, or 12.0% from $2,580,825 three months ended March 31, 2009 to $2,891,790 for the three months ended March 31, 2010, primarily related to increase in depreciation, electricity, and land leasing expenses associated with existing stations as well as the addition of 2 new fueling stations in third quarter 2009 and first quarter 2010, respectively. The increase also reflect costs related to social security benefit for our employees commensed in the third quarter of 2009 and our continued efforts to obtain new residential and commercial, and fueling station customers. Transportation cost per million cubic meters of natural gas during the three months ended March 31, 2010 was approximately $4,010.

General and administrative expenses increased $392,332, or 27.5% from $1,425,324 for the three months ended March 31, 2009 to $1,817,656 for the three months ended March 31, 2010, primarily reflecting increase in costs related to market development initiatives in Hubei Province and other regions, social security benefit for our employees commenced in the third quarter of 2009, travel expenses for investor conferences to Beijing, Shanghai and US, as well as stock option expense for the Company’s employee stock option plan. The increase also reflects the increased Delaware franchise tax due to the Company’s increased shares outstanding and asset base.

Income from Operations and Operating Margin

Largely impacted by the increase in procurement cost and operating expenses, income from operations decreased by $1,241,981, or 22.1%, to $4,385,522 for the three months ended March 31, 2010, from $5,627,503 for the three months ended March 31, 2009.  Our operating margin for the three months ended March 31, 2010 was 22.6%, compared to 30.4% for the three months ended March 31, 2009.

Non-Operating Income (Expense)

Non-operating income was $520,893 for the three months ended March 31, 2010, compared with $428,624 loss for the three months ended March 31, 2009, primarily due to the $393,068 gain associated with change in fair value of the Company’s outstanding warrants. In addition, the Company capitalized $1,363,662 interest expense for the three months ended March 31, 2010 while only $858,397 was capitalized for the same period of 2009.

Provision for Income Tax

Income tax was $911,145 for the three months ended March 31, 2010, as compared to $997,256 for the three months ended March 31, 2009.

Net Income

Based on the foregoing, net income decreased to $3,995,270 for the three months ended March 31, 2010, a decrease of $206,353, or 4.9%, from $4,201,623 for the three months ended March 31, 2009. Net margin decreased from 22.7% during the three months ended March 31, 2009 to 20.6% during the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity have consisted of cash generated from our operations, debt financing and equity offerings. In 2008, we sold senior notes with a face value of $40 million to Abax Lotus Ltd. in September 2009, the Company also completed a secondary offering with gross proceeds of approximately $57 million. Our principal uses of cash have been, and are expected to continue to be, for operational purposes as well as for constructing our LNG plant.

As of March 31, 2010, the Company had $30,172,391 of cash and cash equivalents on hand compared to $48,177,794 of cash and cash equivalents as of December 31, 2009. The decrease was primarily attributable to the construction of the LNG plant, additions of fueling stations, and market development initiatives.

Net cash provided by operating activities was $4,848,146 for the three months ended March 31, 2010 compared to net cash provided by operations of $6,238,521 for the three months ended March 31, 2009. The primary reason for the change was due to the lower net income, adjusted for non-cash expenses of $1,187,121, and an increase in working capital of $334,345.

Net cash used in investing activities increased from $3,028,317 during the three months ended March 31, 2009 to $22,812,134 for the same period in 2010 primarily due to loan receivable to third party, prepayment to equipment suppliers and construction of the LNG plant, and construction addition of fueling stations during the three months ended March 31, 2010. The Company lent $14,259,140 to third parties during the first quarter of 2010 with one-year term at annum interest rate of 5.84%. As of May 7, 2010, $9,858,240 of the loan has been paid back and $4,400,900 is still outstanding.

The Company paid $1,369,805 to the LNG processing plant as a prepayment on equipment as well as addition to construction in progress during the three months ended March 31, 2010.

There was no cash provided by or used in financing activities for the three months ended March 31, 2010 and 2009.

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

CAPITAL EXPENDITURES

Our planned capital expenditures as of March 31, 2010 were $40 million, which we expect to be incurred in connection with the construction of our LNG facility, construction or acquisition of additional fueling stations and compressor stations,  joint-venture cooperation with CNPC Kunlun and to fund the expansion into Hubei Province. Phase I of the LNG plant is under construction and is expected to be completed by June 30, 2010.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations are as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 years		More than 5 years
	(in thousands)
Long-Term Debt Obligations	40,000	-	20,000	20,000			$-
Other Long-Term Liabilities Reflected on Company's Balance Sheet	17,500	-	-	17,500	(1)
Total	57,500	-	20,000	37,500		$

Note:

(1)
The $17,500,000 reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. Abax is entitled to require the Company purchase back the portion of warrants not exercised upon expiration.

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

Year ending December 31, 2010	$1,280,191
Year ending December 31, 2011	2,087,346
Year ending December 31, 2012	1,921,385
Year ending December 31, 2013	1,830,217
Year ending December 31, 2014	2,218,208
Thereafter	34,447,281
Total	$43,784,628

For the three months ended March 31, 2010 and 2009, the land use right and office lease expenses were $430,628 and $392,081, respectively.

Property and Equipment Purchase Commitments

The Company has purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other CIP projects.  The Company has future commitments as followings:

Year ending December 31, 2010	$10,343,316
Year ending December 31, 2011	2,143,287
Thereafter	-
Total	$12,486,603

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

FOREIGN CURRENCY TRANSLATIONS

As of March 31, 2010 and December 31, 2009, our accounts were maintained, and our consolidated financial statements were expressed in RMB.  Such consolidated financial statements were translated into USD with the RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income. Cash flows from the Company's operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity were translated RMB 6.82 to $1.00 at March 31, 2010 and December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2010 and 2009, were RMB 6.82 and RMB 6.83 to $1.00, respectively.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial position and results of operations contained in this Quarterly Report on Form 10-Q is based on our condensed consolidated unaudited financial statements, contained elsewhere herein. The preparation of these financial statements in conformity with GAAP requires that we make estimates. There have been no material changes in the development of our accounting estimates or the assumptions underlying those estimates, or the accounting policies that we disclosed as our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $40 million at March 31, 2010, all of which bears interest at fixed rates. The $40 million of fixed-rate debt is due on 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate in China local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities of which the functional currency is the China local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Cumulative Translation Adjustment in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $38,854 adjustment to decrease our equity account for the quarter ended March 31, 2010 to reflect the net impact of the fluctuating of Chinese currency against the U.S. dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15 (e)), as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

A former member of the board of directors filed a lawsuit on June 16, 2008 against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things, to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement. After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint. The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company. The current board of directors has complied with the court's decision by tendering an option agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal. On March 16, 2010, the Appellate Division, Second Department, modified the decision and order of the trial court and dismissed the action in its entirety. Subsequently, the plaintiff has sought leave to appeal the appellate court's decision in New York state's highest court.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 10, 2010. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Other Information

None

Item 5.  Exhibits

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

China Natural Gas, Inc.

May 7, 2010	By:	/s/ Qinan Ji

Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

May 7, 2010	By:	/s/ David She

David She
Chief Financial Officer
(Principal Financial and Accounting Officer)