Form 10-Q
period 2010-06-30
China Natural Gas, Inc.
filed 2010-08-13
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

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

Number of shares of Common Stock outstanding as of August 6: 21,215,337

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

China Natural Gas, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December, 31
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$42,606,410	$48,177,794
Accounts receivable, net of allowance for doubtful accounts of $206,514 and $163,280 as of June 30, 2010 and December 31, 2009, respectively	1,174,673	1,289,116
Other receivables	36,942	709,741
Other receivable - employee advances	303,887	338,689
Inventories	842,259	841,837
Advances to suppliers	1,385,058	596,868
Prepaid expense and other current assets	3,769,977	1,076,915
Loans receivable	-	293,400
Total current assets	50,119,206	53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	1,467,000
PROPERTY AND EQUIPMENT, NET	80,342,000	72,713,012
CONSTRUCTION IN PROGRESS	78,363,718	52,918,236
DEFERRED FINANCING COSTS	1,132,082	1,336,998
OTHER ASSETS	17,262,417	15,854,910
TOTAL ASSETS	$228,686,423	$197,614,516
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,550,860	$2,081,261
Other payables	96,412	80,788
Unearned revenue	2,282,024	1,813,641
Accrued interest	706,065	786,052
Taxes payable	2,051,374	1,901,577
Notes payable, net of discount $11,135,111 and $0 as of June 30, 2010 and December 31, 2009, respectively	28,864,889	-
Redeemable liabilities - warrants	17,500,000	-
Total current liabilities	55,051,624	6,663,319

LONG TERM LIABILITIES:
Notes payable, net of discount $0 and $12,707,713 as of June 30, 2010 and December 31, 2009, respectively	-	27,292,287
Derivative liabilities - warrants	987,455	19,545,638
Long term debt	17,676,000	-
Total long term liabilities	18,663,455	46,837,925

Total liabilities	73,715,079	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,321,904 shares issued and outstanding at June 30, 2010 and December 31, 2009	2,132	2,118
Additional paid-in capital	81,394,533	79,851,251
Cumulative other comprehensive gain	9,473,023	8,714,019
Statutory reserves	6,925,689	5,962,695
Retained earnings	57,175,967	49,583,189
Total stockholders' equity	154,971,344	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$228,686,423	$197,614,516

The accompanying notes are an integral part of these consolidated statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Natural gas revenue	$16,221,003	$15,720,679	$31,704,632	$30,686,498
Gasoline revenue	2,033,840	1,633,016	3,502,656	2,807,414
Installation and others	2,880,756	3,388,825	5,295,134	5,776,274
Total revenues	21,135,599	20,742,520	40,502,422	39,270,186

Cost of revenues
Natural gas cost	8,357,990	7,490,518	16,222,644	14,237,447
Gasoline cost	1,910,294	1,529,752	3,277,572	2,659,809
Installation and others	1,251,783	1,444,060	2,291,706	2,461,088
Total cost of revenues	11,520,067	10,464,330	21,791,922	19,358,344

Gross profit	9,615,532	10,278,190	18,710,500	19,911,842

Operating expenses
Selling expenses	3,054,992	2,596,784	5,946,782	5,177,609
General and administrative expenses	1,913,866	917,354	3,731,522	2,342,678
Total operating expenses	4,968,858	3,514,138	9,678,304	7,520,287

Income from operations	4,646,674	6,764,052	9,032,196	12,391,555

Non-operating income (expense):
Interest income	260,021	7,784	349,387	16,692
Interest expense	-	(388,618)	-	(970,110)
Other income (expense), net	(3,031)	(20,926)	43,538	(23,229)
Change in fair value of warrants	665,115	(1,312,834)	1,058,183	(1,115,783)
Foreign currency exchange loss	(34,665)	(19)	(42,775)	(50,807)
Total non-operating income (expense)	887,440	(1,714,613)	1,408,333	(2,143,237)

Income before income tax	5,534,114	5,049,439	10,440,529	10,248,318

Provision for income tax	973,611	1,186,683	1,884,756	2,183,939

Net income	4,560,503	3,862,756	8,555,773	8,064,379

Other comprehensive income
Foreign currency translation gain (loss)	797,858	(2,997)	759,004	(155,112)
Comprehensive income	$5,358,361	$3,859,759	$9,314,777	$7,909,267

Weighted average shares outstanding
Basic	21,246,771	14,600,154	21,215,337	14,600,154
Diluted	21,582,662	14,726,647	21,619,989	14,600,154

Earnings per share
Basic	$0.21	$0.26	$0.40	$0.55
Diluted	$0.21	$0.26	$0.40	$0.55

The accompanying notes are an integral part of these consolidated statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,555,773	$8,064,379
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,070,705	2,782,209
Loss on disposal of equipment	-	21,370
Provision for bad debt	42,390	-
Amortization of discount on senior notes	-	217,196
Amortization of financing costs	-	52,435
Stock based compensation	867,096	100,758
Change in fair value of warrants	(1,058,183)	1,115,783
Change in assets and liabilities:
Accounts receivable	76,830	(74,409)
Other receivable	658,742	(69,120)
Other receivable - employee advances	50,142	179,083
Inventories	3,008	(487,908)
Advances to suppliers	(782,495)	(268,922)
Prepaid expense and other current assets	(2,594,001)	157,372
Accounts payable and accrued liabilities	1,455,262	822,997
Other payables	15,266	73,210
Unearned revenue	459,057	1,026,693
Accrued interest	(79,987)	376,664
Taxes payable	141,433	306,975
Net cash provided by operating activities	10,881,038	14,396,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	-	41,305
Loan to third parties	(14,259,240)	-
Repayment from loan to third parties	14,552,620	-
Purchase of property and equipment	(6,260,885)	(21,033)
Additions to construction in progress	(14,317,621)	(10,372,858)
Return of acquisition deposit	1,613,590	449,910
Prepayment for long term assets	(6,520,371)	(110,836)
Payment for acquisition deposits	(3,637,912)	-
Payment for intangible assets	(4,869,242)	(66,971)
Payment for land use rights	(1,147,360)	(463,870)
Net cash used in investing activities	(34,846,421)	(10,544,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	17,602,800	-
Stock issued from exercise of stock options	676,201	-
Net cash provided by financing activities	18,279,001	-

Effect of exchange rate changes on cash and cash equivalents	114,998	(5,619)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(5,571,384)	3,846,793

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,177,794	5,854,383

CASH & CASH EQUIVALENTS, END OF PERIOD	$42,606,410	$9,701,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,288,328	$237,641
Income taxes paid	$2,030,575	$1,934,887

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$4,107,320	$-
Prepayment on long term assets transferred to construction in process	1,678,940	-
Capitalized interest - amortization of discount of notes payable and issuance cost	$1,777,516	$1,773,594

The accompanying notes are an integral part of these consolidated statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company” or “CHNG”) was incorporated in the state of Delaware on March 31, 1999. The Company through its wholly-owned subsidiaries and variable interest entities, located in HongKong, Shaanxi, Henan and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and modification of automobiles services for vehicles to be able to use natural gas.

Recent Developments

On September 8, 2009, Shaanxi Xilan Natural Gas Equipment Co., Ltd (“SXNGE”) increased its registered capital by $26,000,000 from $53,929,260 to $79,929,260. CHNG contributed $10,000,000 and $16,000,000 registered capital to SXNGE on September 29, 2009 and January 13, 2010, respectively.

On February 5, 2010 and April 23, 2010, Jingbian Liquefied Natural Gas Co., Ltd. (“JBLNG”) increased the registered capital by $6,026,343 and $11,668,376, respectively, which was invested by Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) in the form of equipment and cash.

During the second quarter of 2010, XXNGC effectively acquired 100% assets and operating rights of four natural gas stations in Xi’an, PRC, for a total combined cash consideration of $10,502,490 (RMB 71,300,000), which consists of approximately $5.6 million plant and equipment and approximately $4.9 million operating rights.

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statements of the results for the interim period presented. Operating results for the period ended June 30, 2010 are not necessary indicative of the results that may be expected for the year ended December 31, 2010. The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly owned subsidiaries, and its 100% variable interest entities (“VIE”).  All inter-company accounts and transactions have been eliminated in the consolidation.

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

On February 21, 2006, the Company formed SXNGE as a wholly-owned foreign enterprise (WOFE). Then through SXNGE, the Company entered into exclusive arrangements with XXNGC and its shareholders that give the Company the ability to substantially influence XXNGC’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. The Company memorialized these arrangements on August 17, 2007 and made retroactive to March 8, 2006. As a result, the Company consolidates the financial results of XXNGC as VIE. The arrangements consist of the following agreements:

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Foreign Currency Translation

The Company’s reporting currency is the US dollar. The functional currency of PRC subsidiaries is the Chinese Renminbi (“RMB”). Our results of operations and financial position of the PRC subsidiaries are translated to United States dollars using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. As a result, translation adjustments amount related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at June 30, 2010 were translated RMB 6.79 to $1.00 as compared to RMB 6.82 at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2010 and 2009 were RMB 6.82 to $1.00.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of June 30, 2010 and December 31, 2009, the Company had total deposits of $41,832,543 and $47,459,560, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Reserves are recorded primarily on a specific identification basis in the period of the related sales. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The

Company recorded allowance for bad debts of $206,514 and $163,280 as of June 30, 2010 and December 31, 2009, respectively.

Other Receivable – Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions are performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of June 30, 2010 and December 31, 2009, no allowance for the uncollectible accounts was deemed necessary.

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower. Inventories consist of materials used in the construction of pipelines and in repairing and modifying vehicles. Inventories also consist of gasoline.

The following are the details of the inventories:

	June 30, 2010 (Unaudited)	December 31, 2009
Materials and supplies	$414,639	$345,611
Gasoline	427,620	496,226
Total	$842,259	$841,837

Advances to Suppliers

The Company advances to certain vendors for purchase of its materials. The advances are interest-free and unsecured.

Loans Receivable

Loans receivable consists of the following:

	June 30, 2010 (unaudited)	December 31, 2009
Shanxi Yuojin Mining Company, due on November 30, 2009, extended to November 30, 2010, annual interest at 5.84% (1)	$-	$293,400
Shanxi JunTai Housing Purchase Ltd., due on January 10, 2011, annual interest at 5.84% (2)	-	-
Ms. Taoxiang Wang, due on February 19, 2011, annual interest at 5.84% (3)	-	-
	$-	$293,400

(1) Shanxi Yuojin Mining Company paid off this loan on March 11, 2010.

(2) On January 11, 2010, the Company extended a loan of $4,401,000 to Shanxi JunTai Housing Purchase Ltd., a third party with an interest rate of 5.84% and an term of one year. On May 26, 2010, the Company received the loan repayment of $4,488,923 from JunTai Housing Purchase Ltd, with whole principle of $4,401,000 and interest income of $87,923. As of May 26, 2010, this loan was paid off.

(3) On February 20, 2010, the Company extended a loan of $ 9,858,240 to Ms. TaoXiang Wang, a third party individual. On April 22 and April 27, 2010, Ms. Wang repaid $5,868,000 and $4,130,962, respectively, of which $140,722 was the interest payments. As of April 27, 2010, this loan was paid off.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the 49% interest in Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd. (“JV”), which is engaged in building and operating CNG compressor stations and fueling stations, sell CNG, provide vehicle conversion services from gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles and technical advisory work services in Henan, PRC. The investment in this company amounted to $1,467,000 at June 30, 2010 and December 31, 2009. The JV does not have any operations as of June 30, 2010.

The results of financial position of the JV as of June 30, 2010 are summarized below:

	June 30, 2010 (unaudited)	December 31, 2009
Condensed balance sheet information:
Current assets	$2,993,878	$2,993,878
Noncurrent assets	-	-
Total assets	$2,993,878	$2,993,878
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$2,993,878	$2,993,878
Total liabilities and equity	$2,993,878	$2,993,878

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

The following are the details of the property and equipment:

	June 30, 2010 (unaudited)	December 31, 2009
Office equipment	$496,376	$439,055
Operating equipment	67,798,379	61,350,503
Vehicles	2,899,475	2,486,614
Buildings and improvements	25,258,288	21,414,553
Total property and equipment	96,452,518	85,690,725
Less accumulated depreciation	(16,110,518)	(12,977,713)
Property and equipment, net	$80,342,000	$72,713,012

Depreciation expense for the three months ended June 30, 2010 and 2009 was $1,596,146 and $1,390,017, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $3,066,972 and $2,779,582, respectively.

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

As of June 30, 2010 and December 31, 2009, the Company had construction in progress in the amount of $78,363,718 and $52,918,236, respectively. Interest cost capitalized into construction in progress for the three months ended June 30, 2010 and 2009, amounted to $1,627,034 and $1,172,547, respectively. Interest cost capitalized into construction in progress for the six months ended June 30, 2010 and 2009, amounted to $2,990,697 and $2,030,926, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Construction in progress at June 30, 2010 consisted of the following:

No.	Project Description	Location	June 30,2010 (unaudited)	Commencement Date	Expected completion date	Estimated additional cost to complete
1	Jingbian LNG (1)	JBLNG	$68,708,384	Dec-06	Oct-10	$12,600,000
2	Sa Pu mother station	Henan Xilan Natural Gas Co., Ltd. (HXNGC)	873,043	Jul-08	Jun-11	6,300,000
3	International port	XXNGC	5,040,189	May-09	Dec-11	9,730,000
4	Other CIP projects	XXNGC	3,742,102	Various	Various	500,000
			$78,363,718			$29,130,000

(1)	Including $60,063,478 construction cost and $7,801,659 capitalized interest for phase I of the LNG project, and additional $13,443,247 in connection with phase II and phase III of the LNG plant.

Intangible Assets

The Intangible Assets mainly consist of operating rights for four newly acquired natural gas stations. The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely.

The operating right will not be amortized until its useful life is deemed to be no longer indefinite. The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.

Long-Lived Assets

The Company evaluates at least annually, more often when circumstances require, the carrying value of long-lived assets to be held and used. Impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2010, there were no significant impairments of its long-lived assets.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue upon the payments are received.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5,844,239 to beginning retained earnings and $1,014,308 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $987,455 and $2,045,638 on June 30, 2010 and December 31, 2009, respectively. The Company recognized a gain of $665,115 and a loss of $1,312,834 for the three months ended June 30, 2010 and 2009, respectively. The Company recognized a gain of $1,058,183 and a loss of $1,115,783 for the six months ended June 30, 2010 and 2009, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30, 2010 (unaudited)	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	2.32	2.82
Risk-free interest rate	0.74%	1.49%
Expected volatility	80%	90%

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of the derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Option Pricing Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010.

	Carrying Value at June 30,2010	Fair Value Measurement at June 30, 2010
	(unaudited)	Level 1	Level 2	Level 3
Long-term debt	$17,676,000	-	$-	$16,720,097
Derivative liability - warrants	987,455	-	987,455	-
Total liability measured at fair value	$18,663,455	$-	$987,455	$16,720,097

Other than the derivative liabilities - warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented its fair value on the balance sheet.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and six months ended June 30, 2010 and 2009, were insignificant.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2010 and 2009, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book and tax. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2010 and 2009.

Local PRC Income Tax

The Company’s subsidiary and VIEs operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. The Company’s VIE, XXNGC, is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Accordingly, except for income from SXNGE, JBLNG, Shaanxi Xilan Auto Bodyshop(SXABC), HXNGC, LBNGC and Hubei Xilan Natural Gas Co.,ltd (HBXNGC) which subjects to 25% PRC income tax rate, XXNGC’s income is subject to a reduced tax rate of 15%. A reconciliation of tax at the United States federal statutory rate to the provision for income tax recorded in the financial statements is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax provision (credit) at statutory rate	34%	34%	34%	34%
Foreign tax rate difference	(9)%	(9)%	(9)%	(9)%
Effect of favorable tax rate	(9)%	(9)%	(8)%	(9)%
Other item (1)	2%	8%	1%	5%
Total provision for income taxes	18%	24%	18%	21%

(1)
The 2% represents $366,824 in expenses incurred by CHNG are not deductible in PRC for the three months ended June 30, 2010. The 8% represents $2,198,394 expenses incurred by CHNG that are not deductible in PRC for the three months ended June 30, 2009. The 1% represents $655,016 in expenses incurred by CHNG that are not deductible in PRC for the six months ended June 30, 2010. The 5% represents $3,124,589 expenses incurred by CHNG that are not deductible in PRC for the six months ended June 30, 2009.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

The estimated tax savings for the three months ended June 30, 2010 and 2009, amounted to approximately $527,818 and $721,445, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the three months ended June 30, 2010 and 2009, from $0.21 to $0.19 and $0.26 to $0.21, respectively.

The estimated tax savings for the six months ended June 30, 2010 and 2009, amounted to approximately $1,026,442 and $1,231,776 respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the six months ended June 30, 2010 and 2009, from $0.40 to $0.35 and $0.55 to $0.47, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended June 30, 2010. The estimated net operating loss carry forwards for United States income tax purposes amounted to $3,033,370 and $2,699,276 as of June 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follow:

Valuation allowance	For the six months end June 30, 2010 (unaudited)	Year ended December 31, 2009
Balance, beginning of period	$917,754	$563,541
Increase	113,592	354,213
Balance, end of period	$1,031,346	$917,754

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $38,037,669 as of June 30, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Taxes Payable

Taxes payable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010 (unaudited)	December 31, 2009
Value added tax payable	$1,028,769	$740,772
Business tax payable	-	1,540
Income tax payable	977,411	1,127,961
Urban maintenance tax payable	41,384	27,442
Income tax for individual payable	3,810	3,862
Total tax payable	$2,051,374	$1,901,577

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
JUNE 30, 2010
(Unaudited)

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
JUNE 30, 2010
(Unaudited)

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Reclassification

Certain prior period expense amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Other Assets

Other assets consisted of the following:

	June 30, 2010 (unaudited)	December 31, 2009
Prepaid rent – natural gas stations	$315,333	$340,211
Prepayment for acquiring land use right	3,136,017	1,936,440
Prepayment for acquisition deposit	3,653,040	-
Advances on purchasing equipment and construction in progress	3,703,622	12,056,964
Refundable security deposits	1,394,648	1,264,283
Intangible assets	5,059,757	257,012
Total	$17,262,417	$15,854,910

All land in the PRC is government owned. However, the government grants users land use rights. As of June 30, 2010 and December 31, 2009, the Company prepaid $3,136,017 and 1,936,440 respectively, to the PRC local government to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not yet been granted to the Company. Therefore, the Company did not amortize the prepaid land use rights.

Prepayment for acquisition deposit represents the payment of $3,653,040 (RMB 24,800,000) made for acquisition of Hanchuan Makou Yuntong Compress Natural Gas Co., Ltd. (“Makou”) by Hubei Xilan Natural Gas Co., Ltd.  As of June 30, 2010, the transfer of the assets was under progress and the company has not exercised full control over its operations. The Company takes full control of the operations in Makou in July, 2010.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

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

Intangible assets represent operating rights acquired during acquisition of four natural gas stations, consisting of following:

	June 30, 2010 (unaudited)	December 31, 2009
Operating rights	$4,886,575	$-
Other intangible assets	173,182	257,012
Total	$5,059,757	$257,012

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
JUNE 30, 2010
(Unaudited)

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

The Senior Notes were issued pursuant to an indenture between the Company and DB Trustees (Hong Kong) Limited, as trustee, at the closing. The Senior Notes will mature on January 30, 2014 and will initially bear interest at the stated interest rate of 5.00% per annum, subject to an increase in the event of certain circumstances. The Company is required to make mandatory repayments on the Senior Notes on the following dates and in the following amounts, expressed as a percentage of the aggregate principal amount of Notes that will be outstanding on the first such payment date:

Date	Repayment Percentage
July 30, 2011	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%
January 30, 2014	25.0000%

During the twelve month period commencing January 30 of the years set forth below, the Company may redeem the Senior Notes at the following principal amount:

Year	Principal
2010	$42,400,000
2011	41,600,000
2012	40,800,000
2013 and thereafter	40,000,000

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
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

The indenture limits the Company's ability to incur debt and liens, make dividend payments and stock repurchases, make investments, reinvest proceeds from asset sales and enter into transactions with affiliates, among other things. The indenture also requires the Company to maintain certain financial ratios. On February 26, 2010, JBLNG entered into a fixed assets loan contract (see Note 5) with Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,676,000 to JBLNG. SPDB transferred $13,257,000 and $4,419,000 to JBLNG on March 17, 2010 and May 31, 2010, respectively. This loan is secured by Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipments and vehicles located within PRC. The lien incurred with this loan is in violation of the Indenture of the Senior Notes with Abax Lotus Ltd. Under the terms of the Indenture for the 5.00% Guaranteed Senior Notes issued to Abax Lotus Ltd. dated January 20, 2008, the Company and its subsidiaries including XXNGC, are prohibited from entering into such pledge of assets and guaranty agreements. As a result, Abax Lotus Ltd. has the right to declare a default under the Indenture after written notice and the Company’s 30 days right to cure. Upon an event of default, Abax may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. As of the date of this report, the Company has not received a notice of default from Abax Lotus Ltd. nor does the Company receive a notice of wavier from Abax Lotus Ltd. As the payment date of the indenture become dues on demands, the Company reclassified the indenture to short term liability.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

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

In connection with the issuance of the Securities Purchase Agreement, the Company paid $2,122,509 in debt issuance costs which is being amortized over the life of the Senior Notes. For the three months ended June 30, 2010 and 2009, the Company amortized $0 and $13,857 of the aforesaid issuance costs, net of capitalized interest. For the six months ended June 30, 2010 and 2009, the Company amortized $0 and $52,435 of the aforesaid issuance costs, net of capitalized interest.

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

The warrants granted to the Investor on January 29, 2008 are considered derivative instruments that need to be bifurcated from the original security. If the Warrants have not been exercised within the seven year period, then the Investor can have the Company purchase the Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the three months ended June 30, 2010 and 2009, the Company amortized $811,397 and $676,981 of the aforesaid discounts, of which $811,397 and $630,497, respectively, were capitalized into construction in progress. For the six months ended June 30, 2010 and 2009, the Company amortized $1,572,602 and $1,311,061 of the aforesaid discounts, of which $1,572,602 and $1,093,865, respectively, were capitalized into construction in progress.

The warrants have been determined to be derivative liabilities instruments because there is a redemption requirement if the holder does not exercise the Warrants. However, the warrants are not required to be valued at fair value, rather, to be at its undiscounted redemption amount of $17.5 million in the aggregate. Under the terms of the Warrant Agreement, in the event of a default under the indenture for the Senior Notes, the warrants holders are entitled to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holder. As the redemption requirement of the warrants become due on demands in connection to the default under the indenture, the Company reclassified the redemption value to short term liability.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Note 5- Long term Loan

The Company’s long term bank loan as of June 30, 2010 and December 31, 2009 are as following:

	June 30, 2010 (unaudited)	December 31, 2009
Loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014. Interest at 5.76% for the first year and subject to adjustment after the second year, secured by equipment	$17,676,000	$-

The above loan is secured by Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipments and vehicles located within PRC. The carrying net value of the asset pledged is $12,435,247 as of June 30, 2010. Interest expense for the three months and six months ended in June 30, 2010 were $212,625, of which all expenses were capitalized into construction in progress. XXNGC also entered into a guaranty with SPDB to guaranty the repayment of the loans. The Company is required to make mandatory prepayments on the long term loan in the following date and amounts:

Date	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$ 4,419,000
March 5, 2013	25%	4,419,000
March 5, 2014	25%	4,419,000
December 5, 2014	25%	4,419,000

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Note 6 – Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,994,242	$14.28	-
Granted	-	-	-
Forfeited	(160,588)	7.20	-
Exercised	-	-	-
Outstanding, December 31, 2009	1,833,654	$8.93	$4,008,434
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2010 (unaudited)	1,833,654	$8.93	$1,384,750

Following is a summary of the status of warrants outstanding at June 30, 2010:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	4.58
$14.86	383,654	2.09
$8.93	1,833,654	4.06

Note 7 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations. The Company contributes 100RMB per employee per month to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14% of the current salary expense. The total contribution for the above plan was $58,435 and $33,891 for the three months ended June 30, 2010 and 2009, respectively. The total contribution for the above plan was $248,783 and $81,079 for the six months ended June 30, 2010 and 2009, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Note 8 – Secondary Public Offering

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

Note 9 – Statutory Reserve

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

As of June 30, 2010, the remaining reserve needed to fulfill the 50% registered capital requirement was approximately $75,053,000.

Note 10– Accounting for Stock-based Compensation

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $22,008 and $14,842 of compensation expense was recorded during the three months ended June 30, 2010 and 2009, respectively. $44,016 and $29,685 of compensation expense were recorded during the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, $22,008 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately three months.

2) 2009 stock option plan

On March 11, 2009, the board of directors approved by written consent the Company’s stock option plan for its employees, directors and consultants. Pursuant to the plan, the total stock option pool will equal to 10% of the Company’s total shares outstanding as of March 11, 2009. Among the option pool approved, 4% shall be awarded in 2009 and another 4% shall be awarded in 2010, and 2% reserved for future awards. For the 2009 stock option award, the CEO and former CFO were granted total options of 1% and 0.6% of the common shares outstanding, 50% as Non-qualified Stock Options (NSO) and 50% as Incentive Stock Awards (ISA), for a vesting period of four years. The Company granted the former CFO, Veronica Chen, options to purchase 75,000 shares of the Company’s common stock, representing approximately 0.5% of the Company’s outstanding shares as of March 11, 2009, which forfeited as Veronica Chen resigned as CFO. 5,000 option shares per year will be granted to each non-executive board member and 6,000 option shares per year granted to the Audit Committee Chairman. Other senior management and employees will be granted total options of 2.11% of the Company’s common shares. On April 1, 2009, the Company issued 243,850 stock options pursuant to the Company's 2009 employee stock option and stock award plan. During the six months ended June 30, 2010, options exercisable 61,700 shares of the Company's common stock were forfeit. On May 5, 2010, the company issued 380,850 stock options, including 87,600 stock options to the CFO, David She. The strike price for the options was $4.90 per share.

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using risk-free rates. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the current and expected dividend policy. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have sufficient historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it feels that it has sufficient historical experience to provide a reasonable estimate of expected terms. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. Compensation expense of $770,242 and $823,080 was recorded during the three and six months ended June 30, 2010, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

As of June 30, 2010, $2,048,326 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 3 years.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	-	$-	$-
Granted	318,850	4.90	1,983,247
Forfeited	(75,000)	4.90	466,500
Exercised	-	-	-
Outstanding, December 31, 2009	243,850	$4.90	$1,516,747
Granted	380,850
Forfeited	(61,700)
Exercised	(138,000)	-	-
Outstanding, June 30, 2010 (unaudited)	425,000	$4.90	$1,453,500

Following is a summary of the status of stock options outstanding at June 30, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price		Number	Average Remaining Contractual Life
$4.90	425,000	4.75		$4.90	2,750	4.75

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Note 11 – Earnings per Share

Earnings per share for three and six months ended June 30, 2010 and 2009 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with FASB’s accounting standard.

The following demonstrates the calculation for earnings per share for the periods ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
Basic earnings per share	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$4,560,503	$3,862,756	$8,555,773	$8,064,379

Weighted shares outstanding-Basic	21,246,771	14,600,154	21,215,337	14,600,154

Earnings per share-Basic	$0.21	$0.26	$0.40	$0.55

Diluted earnings per share

Net income	$4,560,503	$3,862,756	$8,555,773	$8,064,379

Weighted shares outstanding-Basic	21,246,771	14,600,154	21,215,337	14,600,154
Effect of diluted securities-Warrants	137,044	126,493	287,917
Effect of diluted securities-Options	198,847		116,734
Weighted shares outstanding-Diluted	21,582,662	14,726,647	21,619,988	14,600,154

Earnings per share –Diluted	$0.21	$0.26	$0.40	$0.55

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

The Company had outstanding warrants of 1,833,654 at June 30, 2010 and 2009.  For the three months ended June 30, 2010 and 2009, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 137,044 and 126,493, respectively; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the six months ended June 30, 2010, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 287,917; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the six months ended June 30, 2009, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti dilutive.

The Company had outstanding employee’s stock options of 425,000 at June 30, 2010. For the three and six months ended June 30, 2010, the average stock price was greater than the exercise prices options which resulted in additional weighted average common stock equivalents of 198,847 and 116,734, respectively.

Note 12 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numbers of natural gas vendors	4	4	4	4
Percentage of total natural gas purchases	96%	97%	96%	90%

As of June 30, 2010 and December 31, 2009, the Company has $108,454 and $82,146 payable due to its major suppliers.

The Company maintains long-term natural gas minimum purchase agreements with one of its vendors as of June 30, 2010. There are no minimum purchase requirements by the Company. Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government and have remained stable over the past three years.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
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

Note 13 – Commitments and Contingencies

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

Year ending December 31, 2010	$1,219,507
Year ending December 31, 2011	2,087,346
Year ending December 31, 2012	1,921,385
Year ending December 31, 2013	1,830,217
Year ending December 31, 2014	2,218,208
Thereafter	34,447,281
Total	$43,723,944

For the three months ended June 30, 2010 and 2009, the land use right and office lease expenses were $405,785 and $406,016, respectively. For the six months ended June 30, 2010 and 2009, the land use right and office lease expenses were $836,413 and $798,097, respectively.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

(b) Property and Equipment Purchase Commitments

The Company has purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other CIP projects. The Company has future commitments as followings:

Year ending December 31, 2010	$12,215,777
Year ending December 31, 2011	382,887
Thereafter	-
Total	$12,598,664

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

Note 14- Subsequent Event

On May 29, 2010, the Company agreed to purchase the 100% ownership in Hanchuan Makou Yuntong Compress Natural Gas Co., Ltd. (“Makou”) from eight individuals. The Company prepaid $3,653,040 (RMB 24,800,000) for the acquisition. As of June 30, 2010, the company has not exercised full control over its operating and financial policies and thus did not consolidate Makou into its consolidated financial statements dated June 30, 2010.

In July 2010, HBXNGC has obtained full control of the assets, operating and financial policies of Makou. The Company will consolidate the assets of Makou in its quarterly financial report for the third quarter of 2010.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of June 30, 2010.

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

Overview

We are an integrated natural gas operator in The People’s Republic of China (“China” or the “PRC”), primarily involved in distribution of compressed natural gas (“CNG”) through our VIE-owned CNG fueling stations. As of June 30, 2010, our VIE operated 28 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan province. Our VIE own the CNG fueling stations while we lease the land upon which our VIE owned CNG fueling stations operate. For the three and six months ended June 30, 2010, we sold 42,955,867 and 83,548,324 cubic meters of CNG through our fueling stations, compared to 41,152,513 and 80,446,633 cubic meters for the three and six months ended June 30, 2009. Our VIE also transport, distribute and sell piped natural gas to residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province.

We operate four main business lines:

•	Distribution and sale of compressed natural gas through our VIE owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (40 stations as of June 30, 2010,);

•
Installation, distribution and sale of piped natural gas to residential and commercial customers through our VIE owned pipelines. We distributed and sold piped natural gas to 112,343 residential customers as of June 30, 2010;

•
Distribution and sale of gasoline through our VIE owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (eight of our VIE owned CNG fueling stations sold gasoline as of June 30, 2010);

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our auto conversion sites.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so during the next 12 months. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

On October 24, 2006, our variable interest entity XXNGC, formed a wholly-owned subsidiary, SJLNG, for the purpose of constructing a LNG facility to be located in Jingbian, Shaanxi province. We planned to invest approximately $81 million to construct this facility, with approximately $60 million in phase I construction and installations, $8 million in capitalized interest and $13 million associated with phase II and III of the plant. The construction is funded through the sale of senior notes to Abax and our September 2009 equity financing, as well as cash flows from operations. The LNG plant is under test run currently. The test run is expected to be completed by third quarter 2010. Once test run is completed, the plant is expected to have a processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

We had total revenues of $21,135,599 and $20,742,520 for the three months ended June 30, 2010 and 2009 respectively and revenues of $40,502,422 and $39,270,186 for the six months ended June 30, 2010 and 2009. We had net income of $4,560,503 and $3,862,756 for the three months ended June 30, 2010 and 2009 respectively and net income of $8,555,773 and $8,064,379 for the six months ended June 30, 2010 and 2009 respectively.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG fueling station business in our target markets. Our revenue increased by 1.9% during the three months ended June 30, 2010 from the three months ended June 30, 2009 and by 3.1% during the six months ended June 30, 2010 from the six months ended June 30, 2009 largely because of the addition of 5 new fueling stations added in third quarter of 2009 and first half of 2010, as well as the increase of pipeline natural gas customers. As of June 30, 2010, we operated 40 CNG fueling stations in total and, in Shaanxi alone, we operated 28 CNG fueling stations. We believe we are the largest provider of CNG fueling stations in Xi’an, one of our core target markets for CNG. As of June 30, 2010, we operated 12 CNG fueling stations in Henan province, another of our core target markets. The successful expansion of our CNG fueling station business in Xi’an and Henan province has been a significant factor driving our revenue growth and results of operations for the period reviewed. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

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

Government policies encouraging the adoption of cleaner burning fuels. Our results of operations for the periods reviewed have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas for vehicles. As an enterprise engaged in the natural gas industry, our VIE benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas in various policy pronouncements such as by officially including CNG/gasoline hybrid vehicles in the country's "encouraged development" category. These policies have benefited our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we plan to expand into the LNG business, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technology.

The overall economic growth of China’s economy. We do not export our products outside China and our results of operations are thus substantially affected by the growth of the industrial base, the increase in residential, commercial and vehicular consumption and the overall economic growth of China. While China's economy has experienced a slowdown in 2008 and a recovery period in 2009 and 2010, Although the government has initiated extensive domestic stimulus spending, expanded bank lending, increases in the speed of regulatory approvals of new construction projects and other economic policies, we are currently unable to predict the overall direction of PRC economy. Our results of operations rely on the overall success of China’s economy and may be affected by the macro economic trends.

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the period ended June 30, 2010, and the estimated net operating loss carry forwards for United States income tax purposes amounted to $3,033,370 and $2,699,276 as of June 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2030. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at June 30, 2010.

The PRC

Our subsidiary, VIE and its subsidiaries operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western portions of China such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from SXNGE, SJLNG, XXABC, HXNGC, LBNGC, and HBXNGC are subject to the 25% PRC income tax rate. Our effective income tax rate for the three months ended June 30, 2010 and 2009 were approximately 17.6% and 23.5%, respectively. Our effective income tax rate for the six months ended June 30, 2010 and 2009 were approximately 18.1% and 21.3%, respectively.

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

All revenues from XXABC are subject to a Chinese VAT at a rate of 17%. This VAT also can be offset with VAT paid for materials included in the cost of revenues.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table represents the consolidated operating results for the three months period ended June 30, 2010 and 2009:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	June 30, 2010	June 30, 2009	Increase in Dollar amount	Increase in percentage
Natural gas from fueling stations	$15,490,300	$15,051,319	$438,981	2.9%

Natural gas from pipelines	730,703	669,360	61,343	9.2%

Gasoline	2,033,840	1,633,016	400,824	24.5%

Installation	2,341,553	2,690,164	(348,611)	(13.0)%

Auto conversion	539,203	698,661	(159,458)	(22.8)%

Total	$21,135,599	$20,742,520	$393,079	1.9%

Overall. Total revenue for the three months ended June 30, 2010 increased to $21,135,599 from $20,742,520 for the three months ended June 30, 2009, an increase of $393,079 or 1.9%. This increase was mainly due to the addition of 5 new fueling stations added in third quarter of 2009 and first half of 2010, as well as an increase in the number of residential and commercial pipeline customers to 112,343 as of June 30, 2010 from 103,343 as of June 30, 2009, We sold natural gas of 46,033,415 cubic meters during the three months ended June 30, 2010, compared to 44,090,672 cubic meters during the three months ended June 30, 2009. We also sold gasoline of 2,584,827 liters during the three months ended June 30, 2010, compared to 2,707,531 liters during the three months ended June 30, 2009. For the three months ended June 30, 2010, 86.4% of our revenue was generated from the sale of natural gas and gasoline, and the other 13.6% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 2.9% or $438,981 to $15,490,300 during the three months ended June 30, 2010, from $15,051,319 during the three months ended June 30, 2009, and contributed to 73.3% of our total revenue, which was the largest among our four major business lines. During the three months ended June 30, 2010, we sold 42,955,867 cubic meters of compressed natural gas, compared to 41,152,513 cubic meters during the three months ended June 30, 2009 through our fueling stations. In terms of average station sales value and volume, in the three months ended June 30, 2010, we sold approximately $387,257 and 1,073,897 cubic meters of compressed natural gas per station, compared to approximately $430,038 and 1,175,786 cubic meters in the three months ended June 30, 2009. Unit selling price remained stable at $0.34 (RMB2.34) and $0.42 (RMB2.83) net of VAT in Shaanxi and Henan province, respectively, or $0.37 (RMB 2.49) on an average basis.

Natural Gas from Pipelines. Natural gas revenue from our pipelines increased by 9.2%, or $61,343 to $730,703 during the three months ended June 30, 2010, from $669,360 during the three months ended June 30, 2009, and contributed to 3.5% of our total revenue. As of June 30, 2010, the Company had 112,343 pipeline customers, an increase of 9,000 customers comparing to as of June 30, 2009. We also sold 3,077,548 cubic meters of natural gas through our pipelines during the three months ended June 30, 2010, compared to 2,938,159 cubic meters during the three months ended June 30, 2009.

Gasoline. Revenue from gasoline sales increased by 24.5 % or $400,824, to $2,033,840 during the three months ended June 30, 2010 from $1,633,016 during the three months ended June 30, 2009, and contributed 9.6% to our total revenue. The gasoline revenue increase was due to 31.7% increase of unit sales price from $ 0.60 (RMB4.11) per liter in the three months ended June 30, 2009 to $0.79 (RMB 5.36) per liter in the three months ended June 30, 2010, mainly attributable to the increase of international oil price, partially offset by the sales volume decrease of 4.5% from 2,707,531 liters to 2,567,364 liters.

Installation Services. Revenue from installation services decreased by 13.0%, or $348,611 to $ 2,341,553 during the three months ended June 30, 2010, from $2,690,164 during the three months ended June 30, 2009, and contributed 11.1% to our total revenue. Installation services to our top four customers contributed to 19.4%, 19.4%, 16.6% and 16.6% of our installation revenue for the three months ended June 30, 2010.

Auto Conversion Services. Revenue from our auto conversion division decreased by 22.8%, or $159,458 to $539,203 during the three months ended June 30, 2010, from $698,661 during the three months ended June 30, 2009, and contributed 2.6% to our total revenue.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	June 30, 2010	June 30, 2009	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$7,847,102	$7,023,175	$823,927	11.7%

Natural gas from pipelines	510,888	467,343	43,545	9.3%

Gasoline	1,910,294	1,529,752	380,542	24.9%

Installation	925,145	1,039,116	(113,971)	(11.0)%

Auto conversion	326,638	404,944	(78,306)	(19.3)%

Total	$11,520,067	$10,464,330	$1,055,737	10.1%

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

Our cost of revenue for the three months ended June 30, 2010 was $11,520,067, an increase of $1,055,737, or 10.1%, from $ 10,464,330 for the three months ended June 30, 2009, mainly attributable to increase in procurement cost in Henan Province. Our revenue increased by 1.9% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 11.7%, or $823,927, to $7,847,102 during the three months ended June 30, 2010, as compared to $7,023,175 during the three months ended June 30, 2009. Procurement price for natural gas remained stable at $0.16 (RMB 1.12) in Shaanxi since 2008. In Henan Province, the Company started to use coal bed methane (‘CBM’) as an alternative to regular natural gas to supply its fueling station in July 2008. The price for CBM is historically at a discount compared with natural gas, as a result the average cost of fueling station revenue in Henan decreased from $0.22 (RMB 1.55) to $0.14 (RMB 1.0) in July 2008. However, due to uncertainty in the production capacity of CBM as a byproduct of coal mines as well as the increasing demand of both CBM and natural gas, average cost of fueling station revenue in Henan increased to $0.19 (RMB 1.30) in June 2009 and $0.23 (RMB 1.58) in second quarter of 2010. The cost, however, is still significantly below the retail price at $0.42 (RMB 2.83) in Henan Province.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 9.3%, or $43,545 to $510,888 during the three months ended June 30, 2010, as compared to $467,343 during the three months ended June 30, 2009, which was in line with the sales increase.

Gasoline. Cost of our gasoline revenue increased by 24.9% or $380,542, to $1,910,294 during the three months ended June 30, 2010, from $1,529,752 for the three months ended June 30, 2009. The increase of cost of gasoline revenue was due to the effect of the increase of average unit cost from $0.56 (RMB 3.85) per liter during the three months ended June 30, 2009 to $0.74 (RMB 5.06) per liter during the three months ended June 30, 2010 mainly attributable to the increase of international oil price, partially offset by the decrease in sales volume.

Installation Services. Cost of revenue from our installation services decreased by 11.0% or $113,971, to $ 925,145 during the three months ended June 30, 2010, as compared to $1,039,116 during the three months ended June 30, 2009, which was in line with the sales decrease.

Auto Conversion Services. Cost of our auto conversion revenue decreased by 19.3%, or $78,306, to $326,638 during the three months ended June 30, 2010, as compared to $404,944 during the three months ended June 30, 2009.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	June 30, 2010	June 30, 2009	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$7,643,198	$8,028,144	$(384,946)	(4.8)%

Natural gas from pipelines	219,815	202,017	17,798	8.8%

Gasoline	123,546	103,264	20,282	19.6%

Installation	1,416,408	1,651,048	(234,640)	(14.2)%

Auto conversion	212,565	293,717	(81,152)	(27.6)%

Total	$9,615,532	$10,278,190	$(662,658)	(6.4)%

We earned a gross profit of $9,615,532 for the three months ended June 30, 2010, a decrease of $662,658 or 6.4%, compared to $10,278,190 for the three months ended June 30, 2009. Gross profit decreased mainly due to increased procurement cost of natural gas for fueling stations in Henan Province.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 53.3% in the three months ended June 30, 2009 to 49.3 % in the three months ended June 30, 2010 due to increased procurement cost of natural gas for fueling stations in Henan Province.

Gross margin for natural gas sold through pipelines was 30.1% during the three months ended June 30, 2010, as compared to 30.2% during the three months ended June 30, 2009.

Gross margin for gasoline sales was 6.3% during the three months ended June 30, 2009 and 6.1% during the three months ended June 30, 2010, respectively.

Gross margin for our installation business was 60.5% in the three months ended June 30, 2010 as compare to 61.4% in the three months ended June 30, 2009.

Gross margin for our auto conversion business decreased from 42.0% in the three months ended June 30, 2009 to 39.4% in the three months ended June 30, 2010 due to increase of material costs.

Due to higher procurement cost of natural gas for fueling stations in Henan Province, our total gross margin decreased from 49.6% for the three months ended June 30, 2009 to 45.5% for the three months ended June 30, 2010.

Operating expenses

We incurred operating expenses of $4,968,858 for the three months ended June 30, 2010, an increase of $1,454,720 or 41.4%, compared to $3,514,138 for the three months ended June 30, 2009.

Sales and marketing costs increased $458,208, or 17.6% from $2,596,784 for three months ended June 30, 2009 to $3,054,992 for the three months ended June 30, 2010, primarily related to increase in depreciation, transportation expense, electricity, and salaries associated with existing stations as well as the addition of 5 new fueling stations in third quarter of 2009 and first half of 2010. The increase also reflects costs related to social security benefit for our employees commenced in the third quarter of 2009 and our continued efforts to obtain new residential and commercial, and fueling station customers. Transportation cost per million cubic meters of natural gas during the three months ended June 30, 2010 was approximately $4,915.

General and administrative expenses increased $996,512, or 108.6% from $917,354 for the three months ended June 30, 2009 to $1,913,866 for the three months ended June 30, 2010, primarily reflecting increased $699,169 in stock option expense, $101,523 in legal fee, $59,339 in consulting fee, $40,271 in training expense and $35,436 in advertisement. The increase of $699,169 in stock option compensation was due to 380,850 stock options issued on May 5, 2010.

Income from Operations and Operating Margin

Largely impacted by the increase in procurement cost and operating expenses, income from operations decreased by $2,117,378, or 31.3%, to $4,646,674 for the three months ended June 30, 2010, from $6,764,052 for the three months ended June 30, 2009. Our operating margin for the three months ended June 30, 2010 was 22.0%, compared to 32.6% for the three months ended June 30, 2009.

Non-Operating Income (Expense)

Non-operating income was $887,440 for the three months ended June 30, 2010, compared with $1,714,613 non-operating expense for the three months ended June 30, 2009, primarily due to the $665,115 gain associated with change in fair value of the Company’s outstanding warrants. Meanwhile, for the three months ended June 30, 2009, the Company incurred a $1,312,834 loss of change in fair value of warrants. In addition, the Company capitalized $1,627,034 interest expense for the three months ended June 30, 2010 while only $1,172,547 was capitalized for the same period of 2009.

Provision for Income Tax

Income tax was $973,611 for the three months ended June 30, 2010, as compared to $1,186,683 for the three months ended June 30, 2009. Decrease of tax provision was mainly due to the lower operating income compared to the same period prior year and non-operating income of change in fair value of warrants was not subject to income tax as CHNG has incurred net operating loss for income tax purpose for the three months ended June 30, 2010.

Net Income

Based on the foregoing, net income increased to $4,560,503 for the three months ended June 30, 2010, an increase of $697,747, or 18.1%, from $3,862,756 for the three months ended June 30, 2009. Net margin increased from 18.6% during the three months ended June 30, 2009 to 21.6% during the three months ended June 30, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table represents the consolidated operating results for the six month period ended June 30, 2010 and 2009:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	June 30, 2010	June 30, 2009	Increase in dollar	Increase in Percentage
Natural gas from fueling stations	$30,119,910	$29,309,243	$810,667	2.8%

Natural gas from pipelines	1,584,722	1,377,255	207,467	15.1%

Gasoline	3,502,656	2,807,414	695,242	24.8%

Installation	4,349,327	4,604,043	(254,716)	(5.5)%

Auto conversion	945,807	1,172,231	(226,424)	(19.3)%

Total	$40,502,422	$39,270,186	$1,232,236	3.1%

Overall. Total revenue for the six months ended June 30, 2010 increased to $40,502,422 from $39,270,186 for the six months ended June 30, 2009, an increase of $1,232,236 or 3.1%. This increase was mainly due to the addition of 5 new fueling stations added in third quarter of 2009 and first half of 2010, and an increase in the number of residential and commercial pipeline customers to 112,343 as of June 30, 2010 from 103,343 as of June 30, 2009. We sold natural gas of 86,373,816 cubic meters during the six months ended June 30, 2009, compared to 90,194,696 cubic meters during the six months ended June 30, 2010. For the six months ended June 30, 2010, 86.9% of our revenue was generated from the sale of natural gas and gasoline, and the other 13.1% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 2.8%, or $810,667, to $30,119,910 during the six months ended June 30, 2010, from $ 29,309,243 during the six months ended June 30, 2009, and contributed to 74.4% of our total revenue, which was the largest among our four major business lines. The increase of natural gas revenue was mainly due to the increase of sales volume generated from the newly added fueling stations since the third quarter of 2009. During the six months ended June 30, 2009, we sold compressed natural gas of 80,446,633 cubic meters, compared to 83,548,324 cubic meters during the six months ended June 30, 2010 through our fueling stations. In terms of average station sales value and volume, in the six months ended June 30, 2009, we sold approximately $837,407 and 2,298,475 cubic meters of compressed natural gas per station, compared to approximately $792,629 and 2,198,640 cubic meters in the six months ended June 30, 2010. The reason for the decline in per station sales was due to the construction of main subway lines in Xi'an, which caused certain bus routes to deviate from our stations. Unit selling price remained stable at $0.34 (RMB2.34) and $0.42 (RMB2.83) net of VAT in Shaanxi and Henan province, respectively, or $0.37 (RMB 2.49) on an average basis.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 15.1%, or $207,467, to $1,584,722 during the six months ended June 30, 2010, from $1,377,255 during the six months ended June 30, 2009, and contributed to 3.9% of our total revenue. As of June 30,2010, the Company had 112,343 pipeline customers, an increase of 9,000 customers comparing to as of June 30, 2009.We also sold 6,646,372 cubic meters of natural gas through our pipelines during the six months ended June 30, 2010, compared to 5,927,183 cubic meters during the six months ended June 30, 2009.

Gasoline. Revenue from gasoline sales increased by 24.8%, or $695,242, to $3,502,656 during the six months ended June 30, 2010, from $2,807,414 during the six months ended June 30, 2009, and contributed 8.6% to our total revenue. The gasoline revenue increase was due to 36.8% increase of unit sales price from $0.57 (RMB3.93) per liter in the six months ended June 30, 2009 to $0.78 (RMB 5.29) per liter in the six months ended June 30, 2010, mainly attributable to the increase of international oil price, partially offset by the sales volume decrease of 7.5% from 4,878,763 liters to 4,513,861 liters.

Installation Services. Revenue from installation services decreased by 5.5%, or $254,716, to $4,349,327 during the six months ended June 30, 2010, from $4,604,043 during the six months ended June 30, 2009, and contributed 10.7% to our total revenue. Installation services to our top four customers contributed to 13.0%, 12.2%, 10.4% and 10.4% of our installation revenue for the six months ended June 30, 2010.

Auto Conversion Services. Revenue from our auto conversion division decreased by 19.3%, or $226,424, to $945,807 during the six months ended June 30, 2010, from $1,172,231 during the six months ended June 30, 2009, and contributed 2.3% to our total revenue.

Cost of Revenue:

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	June 30, 2010	June 30, 2009	Increase(Decrease) in dollar amount	Increase in percentage
Natural gas from fueling stations	$15,119,238	$13,267,616	$1,851,622	14.0%

Natural gas from pipelines	1,103,406	969,831	133,575	13.8%

Gasoline	3,277,572	2,659,809	617,763	23.2%

Installation	1,723,199	1,761,979	(38,780)	(2.2)%

Auto conversion	568,507	699,109	(130,602)	(18.7)%

Total	$21,791,922	$19,358,344	$2,433,578	12.6%

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

Our cost of revenue for the six months ended June 30, 2010 was $21,791,922, an increase of $2,433,578, or 12.6%, from$19,358,344 for the six months ended June 30, 2009; while our revenue increased by 3.1% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 14.0%, or $1,851,622, to $15,119,238 during the six months ended June 30, 2010, as compared to $13,267,616 for the six months ended June 30, 2009.The increase for cost of natural gas for our fueling stations was primarily due to the increase of procurement price in coal bed methane in Henan province from $0.15(RMB1.00) in first half of 2009 to $0.22(RMB1.53) in first half of 2010.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 13.8%, or $133,575, to $1,103,406 during the six months ended June 30, 2010, as compared to $969,831 during the six months ended June 30, 2009, which was in line with the sales growth.

Gasoline. Cost of our gasoline revenue increased by 23.2% or $ 617,763, to $3,277,572 during the six months ended June 30, 2010, from $2,659,809 for the six months ended June 30, 2009. The increase of cost of gasoline revenue was due to the increase of average unit cost from $0.55 (RMB 3.72) per liter during the six months ended June 30, 2009 to per liter $0.73 (RMB4.95) during the six months ended June 30, 2010 due to the increase price of the international fuel market, offset by the effect of the decrease in sales volume.

Installation Services. Cost of revenue from our installation services decreased by 2.2%, or $38,780, to $1,723,199 during the six months ended June 30, 2010, as compared to$1,761,979 during the six months ended June 30, 2009, as a result of the increase of pipeline customers.

Auto Conversion Services. Cost of our auto conversion revenue decreased by 18.7%, or $130,602, to $568,507 during the six months ended June 30, 2010, as compared to $699,109 during the six months ended June 30, 2009.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	June 30, 2010	June 30, 2009	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$15,000,672	$16,041,627	$(1,040,955)	(6.5)%

Natural gas from pipelines	481,316	407,424	73,892	18.1%

Gasoline	225,084	147,605	77,479	52.5%

Installation	2,626,128	2,842,064	(215,936)	(7.6)%

Auto conversion	377,300	473,122	(95,822)	(20.3)%

Total	$18,710,500	$19,911,842	$(1,201,342)	(6.0)%

We earned a gross profit of $18,710,500 for the six months ended June 30, 2010, a decrease of $1,201,342 or 6.0%, compared to $19,911,842 for the six months ended June 30, 2009. In summary, gross profit decrease was mainly due to increased cost of fueling station revenue in Henan Province.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 54.7% in the six months ended June 30, 2009 to 49.8% in the six months ended June 30, 2010, due to increased procurement cost of natural gas for fueling stations in Henan Province.

Gross margin for natural gas sold through pipelines was 30.4% during the six months ended June 30, 2010, and increased slightly as compared to 29.6% during the six months ended June 30, 2009.

Gross margin for gasoline sales increased from 5.3% during the six months ended June 30, 2009 to 6.4% during the six months ended June 30, 2010, due to larger increase in gasoline retail price compared with procurement price.

Gross margin for our installation business decreased to 60.4% in the six months ended June 30, 2010 from 61.7% in the six months ended June 30, 2009 due to increase of material costs.

Gross margin for our auto conversion business decreased from 40.4% in the six months ended June 30, 2009 to 39.9% in the six months ended June 30, 2010 due to increase of material costs.

Due to higher procurement cost of natural gas for fueling stations in Henan Province, our total gross margin decreased from 50.7% for the six months ended June 30, 2009 to 46.2% for the six months ended June 30, 2010.

Operating Expenses

We incurred operating expenses of $9,678,304 for the six months ended June 30, 2010, an increase of $2,158,017 or 28.7%, compared to $7,520,287 for the six months ended June 30, 2009.

Sales and marketing costs increased 14.9% or $769,173, from $5,177,609 for the six months ended June 30, 2009 to $5,946,782 for the six months ended June 30, 2010, primarily due to $267,231 increase in depreciation expense, $158,716 increase in transportation expense, and $107,180 increase in utility expense, primarily related to the addition of 5 new fueling stations since the third quarter of 2009. In addition, we also increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. The increase also reflect costs related to social security benefit for our employees commenced in the third quarter of 2009 and our continued efforts to obtain new residential and commercial, and fueling station customers. Transportation cost per million cubic meters of natural gas during the six months ended June 30, 2010 was approximately $4,507.

General and administrative expenses increased $1,388,844, or 59.3% from $2,342,678 for the six months ended June 30, 2009 to $3,731,522 for the six months ended June 30, 2010 primarily reflecting $752,008 increase in stock option expense for the Company’s employee stock option plan, increase in costs related to market development initiatives in Hubei Province and other regions, social security benefit for our employees commenced in the third quarter of 2009, travel expenses for investor conferences to Beijing, Shanghai and US, as well as increased Delaware franchise tax due to the Company’s increased shares outstanding and asset base.

Income from Operations and Operating Margin

Largely impacted by the increase in procurement cost and operating expenses, income from operations decreased by $3,359,359, or 27.1%, to $9,032,196 for the six months ended June 30, 2010, from $12,391,555 for the six months ended June 30, 2009. Our operating margin for the six months ended June 30, 2010 was 22.3%, compared to 31.6% for the six months ended June 30, 2009.

Non-Operating Income (Expense)

Our non-operating income was $1,408,333 for the six months ended June 30, 2010, compared to non-operating expense of $2,143,237 for the six months ended June 30, 2009. The fluctuation is primarily due to the $1,058,183 gain associated with change in fair value of the Company’s outstanding warrants. Meanwhile, for the six months ended June 30, 2009, the Company incurred a $1,115,783 loss of change in fair value of warrants. In addition, the Company capitalized $2,990,697 interest expense for the six months ended June 30, 2010 while only $2,030,926 was capitalized for the same period of 2009.

Provision for Income Tax

Income tax was $1,884,756 for the six months ended June 30, 2010, as compared to $2,183,939 for the six months ended June 30, 2009. Decrease of tax provision was mainly due to the lower operating income, and non-operating income of change in fair value of warrants was not subject to income tax because CHNG has incurred net operating loss for income tax purpose for the six months ended June 30, 2010.

Net Income

Based on the foregoing, net income increased to $8,555,773 for the six months ended June 30, 2010, an increase of $491,394, or 6.1%, from $8,064,379 for the six months ended June 30, 2009. Net margin has a slightly increase to 21.1% in the six months ended June 30, 2010 from 20.5% in the six months ended June 30, 2009.

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

As of June 30, 2010, the Company had $42,606,410 of cash and cash equivalents on hand compared to $48,177,794 of cash and cash equivalents as of December 31, 2009. The decrease was primarily attributable to the construction of the LNG plant, additions of fueling stations, and market development initiatives.

Net cash provided by operating activities was $10,881,038 for the six months ended June 30, 2010 compared to net cash provided by operations of $14,396,765 for the six months ended June 30, 2009. The primary reason for the change was due to the lower operating income, and an increase in change in asset & liability of $596,743.

Net cash used in investing activities increased from $10,544,353 during the six months ended June 30, 2009 to $34,846,421 for the same period in 2010 primarily due to prepayment to equipment suppliers and construction of the LNG plant, and addition of fueling stations during the six months ended June 30, 2010.

The Company paid $17,140,962 to the LNG processing plant as a prepayment on equipment as well as addition to construction in progress during the six months ended June 30, 2010.

Net cash provided by financing activities was $18,279,001 for the six months ended June 30, 2010 compared to net cash provided by financing of $0 for the six months ended June 30, 2009. The primary reason for the change was due to $17,602,800 domestic loan.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash from financing activities; will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

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

CAPITAL EXPENDITURES

Our planned capital expenditures as of June 30, 2010 were $39 million, which we expect to be incurred in connection with the LNG facility, construction or acquisition of additional fueling stations and compressor stations, joint-venture cooperation with CNPC Kunlun and to fund the expansion into Hubei Province.

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

On February 26, 2010, JBLNG entered into a fixed assets loan contract (see long-term loan below) with Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,676,000 to JBLNG. SPDB transferred $13,257,000 and $4,419,000 to JBLNG on March 17, 2010 and May 31, 2010, respectively. This loan is secured by Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipments and vehicles located within PRC. The lien incurred with this loan is in violation of the Indenture of the Senior Notes with Abax Lotus Ltd. Under the terms of the Indenture for the 5.00% Guaranteed Senior Notes issued to Abax Lotus Ltd. dated January 20, 2008, the Company and its subsidiaries including XXNGC, are prohibited from entering into such pledge of assets and guaranty agreements. As a result, Abax Lotus Ltd. has the right to declare a default under the Indenture after written notice and the Company’s 30 days right to cure. Upon an event of default, Abax may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. As of the date of this report, the Company has not received a notice of default from Abax Lotus Ltd. nor does the Company receive a notice of wavier from Abax Lotus Ltd. As the payment date of the indenture become dues on demands, the Company reclassified the indenture to short term liability.

Long-term loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,676,000 to JBLNG. SPDB transferred $13,257,000 and $4,419,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the People’s Bank of China’s standard three to five year rate, 5.76% for the first year and subject to adjustment commencing the second year. The loan period is 58 months from the date of effectiveness of the contract, and will be repaid annually, with the last repayment no later than December 5, 2014. The loan is secured by XXNGC’s equipments and vehicles located within PRC.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$40,000	$40,000	$-	$-	$-
Other Long-Term Liabilities Reflected on Company's Balance Sheet(1)	17,500	17,500	-	-	-
Long-term loan	17,676	-	8,838	8,838	-
Total	$75,176	$57,500	$8,838	$8,338	$-

Note:

(1)
The $17,500,000 reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. Abax is entitled to require the Company purchase back the portion of warrants not exercised upon expiration.  Under the terms of the Warrant Agreement, in the event of a default under the indenture for the Senior Notes, the warrants holders are entitled to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holder.  As the redemption requirement of the warrants become due on demands in connection to the default under the indenture, the Company reclassified the redemption value to short term liability.

COMMITMENTS AND CONTINGENCIES

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

Year ending December 31, 2010	$1,219,507
Year ending December 31, 2011	2,087,346
Year ending December 31, 2012	1,921,385
Year ending December 31, 2013	1,830,217
Year ending December 31, 2014	2,218,208
Thereafter	34,447,281
Total	$43,723,944

For the three months ended June 30, 2010 and 2009, the land use right and office lease expenses were $405,785 and $406,016, respectively. For the six months ended June 30, 2010 and 2009, the land use right and office lease expenses were $836,413 and $798,097, respectively.

Property and Equipment Purchase Commitments

The Company has purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other CIP projects. The Company has future commitments as followings:

Year ending December 31, 2010	$12,215,777
Year ending December 31, 2011	382,887
Thereafter	-
Total	$12,598,664

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

FOREIGN CURRENCY TRANSLATIONS

As of June 30, 2010 and December 31, 2009, our accounts were maintained, and our consolidated financial statements were expressed in RMB. Such consolidated financial statements were translated into USD with the RMB as the functional currency. All assets and liabilities were translated at the exchange rate as of the balance sheet date, stockholders’ equity were translated at the historical rates and statement of income and cash flow items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income. Cash flows from the Company's operations is calculated based upon the local currencies and translated to USD at average translation rates for the period. As a result, translation adjustments amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet.

The balance sheet amounts with the exception of equity at June 30, 2010 were translated 6.79 RMB to $1.00 as compared to 6.82 RMB at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2010 and 2009 were RMB 6.82 to $1.00.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $57,676,000 at June 30, 2010, all of which bears interest at fixed rates. The $40,000,000 fixed-rate debt is due on demand. The $17, 676,000 of flexible-rate debt is due from 2012-2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate in China local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities of which the functional currency is the China local currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as Cumulative Translation Adjustment in the shareholders’ equity section on our Consolidated Balance Sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $759,004 adjustment to increase our equity account for the six month ended June 30, 2010 to reflect the net impact of the fluctuating of Chinese currency against the U.S. dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (b) accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15 (e)), as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were ineffective for the reasons discussed below.

In light of the material weaknesses referred to below, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the three and six month periods ended June 30, 2010 are fairly presented, in all material respects, in accordance with GAAP and has undertaken remediation initiatives as discussed below.

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

Due to the following mentioned material weaknesses or significant deficiencies, we have revaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 and through the date of this filing. This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the management’s evaluation of the effectiveness of internal control over financial reporting, we have identified the following material weaknesses or significant deficiencies as of December 31, 2009 and through the date of this filing, which require the Company to adopt remedial measures.

Key executives entered into the following material transactions without pre-approval from the Company’s board of directors:

•	Extended loans to unrelated third parties in the amount of $14 million;

•	Entered into a bank loan agreement in the amount of $17.7 million in February, 2010; and

•	Acquired 4 natural gas fueling stations without pre-approval on the final acquisition price.

The failure to obtain board pre-approval of the foregoing transactions constitutes a significant deficiency or material weakness.

In addition, as a result of the following, management identified further deficiencies in our internal controls over financial reporting and disclosure controls:

•
The Bank loan of $17.7 million was not disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as a subsequent event on the consolidated financial statements footnotes.  Immediately after the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, the Company will amend its Annual Report on Form 10-K for the year ended December 31, 2009 to disclose the Bank loan of $17.7 million as a material subsequent event.

•
The Company understated its restricted cash in the amount of $17.7 million and did not report the bank loans of $17.7 million in its consolidated balance sheet as of March 31, 2010.  Immediately after the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, the Company will amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2010 to include the restatement.

•
Improper reclassification from short term liabilities to long term liabilities for the senior notes payable and fair value of the redeemable warrants in the amount of $45.6 million in our consolidated balance sheet as of March 31, 2010.  Immediately after the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, the Company will amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2010 to include the restatement.

Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of June 30, 2010.

Management’s Remediation Initiatives

We are in the process of seeking to hire external qualified internal control consultants to implementing stronger internal controls surrounding our approval and authorization policies and procedures and are prepared to establish policies to remediate such deficiencies and reviewing our financial reporting process to strengthen controls in terms of preventing omission or improper disclosures of our consolidated financial statements.

The Audit Committee has directed management to develop and present to the Committee a plan and timetable for the implementation of the remediation measures described above (to the extent not already implemented), and the Committee intends to monitor such implementation. We believe that the actions described above will remediate the material weakness control deficiencies we have identified and strengthen our internal control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in internal control over financial reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Other Information

On February 26, 2010, the Company through its subsidiary, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which SPDB agreed to lend the Company up to $17,676,000 at the annual interest rate of 5.76% (the “Loan”). The Company was entitled to borrow amounts under the loan between March 1, 2010 and June 30, 2010.

In addition, in connection with the Loan, XXNGC, the variable interest entity of the Company, entered into a pledge agreement with SPDB, pursuant to which XXNGC’s equipment and vehicles located within the PRC were pledged to secure the repayment of the Loan. XXNGC also entered into a guaranty with SPDB to guaranty the repayment of the Loan.

As of June 30, 2010, the Company has borrowed the entire amount of the Loan and is required to make mandatory payments on the Loan on dates and in amounts as follows:

March 5, 2012	$4,419,000
March 5, 2013	$4,419,000
March 5, 2014	$4,419,000
December 5, 2014	$4,419,000

Under the terms of the Indenture for the 5.00% Guaranteed Senior Notes issued to Abax Lotus Ltd. dated January 20, 2008 (the “Senior Notes”), the Company and its subsidiaries including XXNGC, are prohibited from entering into such pledge and guaranty agreements.  As a result, Abax Lotus Ltd. has the right to declare a default under the Indenture after written notice and the Company’s 30 days right to cure.  Upon an event of default, Abax may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment.

In addition, in connection with the Senior Notes, the Company also issued certain warrants to purchase the Company’s common stock pursuant to a Warrant Agreement and Warrant Certificates. Under the terms of the Warrant Agreement, in the event of a default under the Indenture for the Senior Notes, the warrants holders are entitled to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holder.

As of the date of this report, the Company has not received a notice of default from Abax Lotus Ltd.

Item 5.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit

10.1*	Loan Contract of Fixed Asset dated February 26, 2010, by the between Jingbian Xi’an Xilan Liquefied Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

10.2*	Mortgage Contract of Movables dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

10.3*	Contract of Guarantee dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*   Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Natural Gas, Inc.

August 13, 2010	By:	/s/ Qinan Ji
Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

August 13, 2010	By:	/s/ David She
David She
Chief Financial Officer
(Principal Financial and Accounting Officer)