Form 10-K/A
period 2009-12-31
China Natural Gas, Inc.
filed 2010-08-20
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Filing”) amends the annual report on Form 10-K for the year ended December 31, 2009, originally filed on March 10, 2010 (the “Original Filing”), of China Natural Gas, Inc. (the “Company”). The purpose of this amendment is to disclose the bank loan entered into by the Company on February 26, 2010 in the amount of $17.7 million (the “Bank Loan”) which requires the revision of (i) Part II, Item 8, Financial Statements to disclose the Bank Loan as a subsequent event in a footnote to the financial statements and to record  the effects of the Bank Loan which include the reclassification of the Company senior notes payable and the fair value of the redeemable warrants and (ii) Part II, Item 9A, Controls and Procedures as a result of the failure to disclose the Bank Loan.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

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

	Year ended December 31
	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS:

Revenues
Natural gas revenue	62,236,342	55,746,893	28,278,033	13,713,145	1,687,154
Gasoline revenue	6,384,172	4,616,052	38,486	-	-
Installation and others	12,445,604	7,357,714	7,075,534	5,115,645	3,163,545
Total revenues	81,066,118	67,720,659	35,392,053	18,828,790	4,850,699

Cost of revenues
Natural gas cost	29,478,854	27,234,508	14,838,997	7,663,060	1,293,585
Gasoline cost	5,993,207	4,277,458	34,747	-	-
Installation and others	5,432,978	3,469,671	3,151,331	2,054,940	1,110,452
Total cost of revenues	40,905,039	34,981,637	18,025,075	9,718,000	2,404,037

Gross profit	40,161,079	32,739,022	17,366,978	9,110,790	2,446,662

Operating expenses
Selling expenses	9,566,387	7,651,948	3,451,161	1,308,464	474,855
General and administrative expenses	5,541,885	4,024,882	2,837,768	1,287,735	500,228
Total operating expenses	15,108,272	11,676,830	6,288,929	2,596,199	975,083

Income from operations	25,052,807	21,062,192	11,078,049	6,514,591	1,471,579

Non-operating income (expense):
Interest income	125,287	209,502	70,697	41,109	2,131
Interest expense	(747,172)	(2,228,244)	-	-	-
Foreign currency exchange loss	(69,077)	(397,299)	(150,729)	-	-
Other income (expense)	(186,805)	111,859	31,976	(79,021)	(671)
Change in fair value of warrants	(1,031,330)
Total non-operating income (expense)	(1,909,097)	(2,304,182)	(48,056)	(37,912)	1,460

Income before income tax	23,143,710	18,758,010	11,029,993	6,476,679	1,473,039

Provision for income tax	4,312,923	3,567,642	1,913,923	1,025,584	220,956
Net income	18,830,787	15,190,368	9,116,070	5,451,095	1,252,083

Other comprehensive income
Foreign currency translation gain	52,959	5,184,035	2,637,573	610,705	228,175
Comprehensive income	18,883,746	20,374,403	11,753,643	6,061,800	1,480,258

Weighted average shares
outstanding
Basic	16,624,294	14,600,154	13,100,340	11,936,468	8,149,735
Diluted	16,830,907	14,645,070	13,150,901	11,936,468	8,149,735

Earnings per share
Basic	1.13	1.04	0.70	0.46	0.15
Diluted	1.12	1.04	0.69	0.46	0.15

BALANCE SHEETS DATA
(at end of period):

PROPERTY AND EQUIPMENT, net	72,713,012	76,028,272	32,291,995	17,193,728	8,267,897
Working Capital	1,868,754	4,989,448	13,581,900	5,289,220	(320,253)
TOTAL ASSETS	197,614,516	118,262,291	53,289,998	28,466,351	10,911,062
Long Term Debt	2,045,638	42,021,605	-	-	-
Stockholders ’ Equity	144,113,272	71,648,421	51,207,314	25,630,204	9,675,550

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

Overall . Revenue increased by $32,328,606, or 91.3%, to $67,720,659 for the year ended December 31, 2008, from $35,392,053 for year ended December 31, 2007. This increase was mainly due to the newly added fueling stations in 2007 contributing a full year of revenue in 2008, and an increase in the number of residential and commercial pipeline customers to 96,033 as of December 31, 2008, from 84,500 as of December 31, 2007. We sold natural gas of 160,696,902 cubic meters during the year ended December 31, 2008, compared to 92,147,935 cubic meters during the year ended December 31, 2007. For the year ended December 31, 2008, 89.1% of our revenue was generated from the sale of natural gas and gasoline, and the other 10.9% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations . Natural gas revenue from our fueling stations increased by $26,454,604, or 98.8%, to $53,219,853 for the year ended December 31, 2008 from $26,765,249 for the year ended December 31, 2007, and contributed to78.6% of our total revenue, which was the largest among our four major business lines. The increase of natural gas revenue was mainly due to adding 11 fueling stations in 2008 compared to 2007. During the year ended December 31, 2008, we sold compressed natural gas of 149,412,144 cubic meters, compared to 83,739,106 cubic meters during the year ended December 31, 2007 through our VIE-owned fueling stations. In terms of average station sales value and volume, in the year ended December 31, 2008, we sold approximately $1,694,001 and 4,755,824cubic meters of compressed natural gas per station, remaining flat as compared to approximately $1,543,998 and 4,889,113 cubic meters in the year ended December 31, 2007. Average unit selling price increased from $0.32 (RMB 2.42) during the year ended December 31, 2007 to $0.36 (RMB 2.5) during the year ended December 31, 2008, primarily due to revenue in Henan where selling price is $0.47 (RMB 2.83), higher than $0.34 (RMB 2.33) in Xi’an, contributing 33.1% to total volume sold during the year ended December 31, 2008, compared to 18.3% to total volume sold during the year ended December 31, 2007.

Natural Gas from Pipelines .  Revenue from sales of piped natural gas increased by $1,014,256, or 67.0%, to $2,527,040 for the year ended December 31, 2008, from $1,512,784 for the year ended December 31, 2007, and contributed to 3.7% of our total revenue. Our residential customers of piped natural gas increased to 96,033 as of December 31, 2008, from 84,500 as of December 31, 2007. We also sold 11,284,758 cubic meters of natural gas through our VIE-owned pipelines during the year ended December 31, 2008, compared to 7,403,314 cubic meters during the year ended December 31, 2007.

Gasoline . Revenue from gasoline sales increased by $4,577,566 to $4,616,052 for the year ended December 31, 2008 from $38,486 for the year ended December 31, 2007, and contributed 6.8% to our total revenue. The gasoline revenue increase was due to the sales volume increased from 58,649 liters to 6,891,030 liters, offset by 2.2% increase of unit sales price from $0.66 (RMB 4.98) per liter in the year ended December 31, 2007 to $0.67 (RMB 4.65) per liter in the year ended December 31, 2008, due to the change of translation rate. The increased sales volume was due to three stations began selling gasoline in 2007 contributing full year revenue in 2008.

Installation Services . Revenue from our pipeline installation business decreased by $1,268,015, or 20.7%, to $4,854,438 for the year ended December 31, 2008, from $6,122,453 for the year ended December 31, 2007, and contributed 7.2% to our total revenue. The decrease of installation sales was mainly due to the slowing down properties market in 2008 compared with 2007.

Auto Conversion Services . Revenue from our automobile conversion business increased by $1,550,195, or 162.6%, to $2,503,276 for the year ended December 31, 2008, from $953,081 for the year ended December 31, 2007, and contributed 3.7% to our total revenue.

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

Overall . Our cost of revenue consists of the cost of natural gas and gasoline sold, as well as installation and other costs. Cost of natural gas and gasoline sold consists of the cost of purchases from our suppliers. Cost of installation and other costs include certain expenditures for the connection of customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Our cost of revenue for the year ended December 31, 2008 was $34,981,637, an increase of $16,956,562, or 94.1%, from $18,025,075 for the year ended December 31, 2007, while our revenue increased by 91.3% during the same period.

Natural Gas from Fueling Stations . Cost of revenue of our natural gas for our VIE owned fueling stations increased by 85.0%, or $11,683,458, to $25,420,764 during the year ended December 31, 2008, as compared to $13,737,306 for the year ended December 31, 2007. The low growth rate for cost of natural gas for our VIE owned fueling stations was primarily due to the low procurement price in coal bed methane we obtained from July 2008 in Henan province that reduced our unit cost from one of our major supplier by approximately 35%, from $0.22 (RMB1.55) to $0.14 (RMB1.00). Our overall average unit cost was reduced by 4.0% during the year ended December 31, 2008.

Natural Gas from Pipelines . Cost of revenue of our natural gas sold through our VIE owned pipelines increased by 64.6%, or $712,053 to $1,813,744 during the year ended December 31, 2008, as compared to $1,101,691 during the year ended December 31, 2007, which was in line with the sales growth.

Gasoline . Cost of our gasoline revenue increased to $4,277,458 during the year ended December 31, 2008, from $34,747 for the year ended December 31, 2007. The increase of cost of gasoline revenue was due to the increase in sales volume, offset by the effect of the increase of average unit cost from $0.59 (RMB 4.50) per liter during the year ended December 31, 2007 to $0.62 (RMB 4.28) per liter during the year ended December 31, 2008 due to the change of translation rate.

Installation Services . Cost of revenue from our installation services decreased by 23.8%, or $613,694, to $1,961,300 during the year ended December 31, 2008, as compared to $2,574,994 during the year ended December 31, 2007, which was in line with the sales change.

Auto Conversion Services . Cost of our auto conversion revenue increased by 161.7%, or $932,034, to $1,508,371 during the year ended December 31, 2008, as compared to $576,337 during the year ended December 31, 2007.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Long-Term Debt Obligations	$40,000	$40,000	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations(1)	32,303	1,583	3,218	3,176	24,326
Purchase Obligations (2)	13,679	11,536	2,143	-	-
Other Long-Term Liabilities Reflected on Company's Balance Sheet (3)	17,500	17,500	-	-	-
Total	$103,482	$70,619	$5,361	$3,176	$24,326

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

(3) The $17,500,000 reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. If Abax does not exercise the warrants by January 29, 2015, Abax will be entitled to require that we purchase the warrants for $17,500,000 at that time. Under the terms of the Warrant Agreement, in the event of a default under the indenture for the Senior Notes, the warrants holders are entitled to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holder. As the redemption requirement of the warrants become due on demand in connection to the default under the indenture, the Company reclassified the redemption value as a short term liability

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB ’ s accounting standard regarding debt and equity securities requires to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this guidance does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

ITEM 9A CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures (Restated)

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

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer originally concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were effective.

In connection with the restatement of our financial statements for the year ended December 31, 2009 and the three months ended March 31, 2010, the Company’s management has reevaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of December 31, 2009 and through the date of this filing. Solely as a result of these material weakness discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have revised their conclusions regarding the effectiveness of our internal control over financial reporting as of December 31, 2009. Accordingly, management now concludes that our disclosure controls and procedures were not effective at a reasonable assurance level as December 31, 2009 and through the date of this filing.

In light of the material weaknesses referred to below, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the year ended December 31, 2009 are fairly presented, in all material respects, in accordance with GAAP and has undertaken remediation initiatives as discussed below.

(b) Management’s Annual Report on Internal Control over Financial Reporting (Restated)

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

      Key executives entered into the following material transactions without pre-approval from the Company’s board of directors:

•	Extended loans to unrelated third parties in the amount of $14 million in the first quarter of 2010;

•	Entered into a bank loan agreement in the amount of $17.7 million in February, 2010; and

•	Acquired 4 natural gas fueling stations without pre-approval on the final acquisition price in the second quarter of 2010.

The failure to obtain board pre-approval of the foregoing transactions constitutes a significant deficiency or material weakness.

In addition, as a result of the following, management identified further deficiency in our internal controls over financial reporting and disclosure controls:

•	Failure to disclose as a subsequent event for the bank loan of $17.7 million on the consolidated financial statements footnotes for the year ended December 31, 2009.

•	Understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans of $13.2 million in its consolidated balance sheet as of March 31, 2010.

•
 Misclassification from short term liabilities to long term liabilities for the senior notes payable and fair value of the redeemable warrants in the amount of $45.6 million in our consolidated balance sheet as of March 31, 2010.

These material weaknesses have caused us to restate our consolidated financial statements as of and for the year ended December 31, 2009 and our consolidated financial statement as of the quarterly period ended March 31, 2010.

Based on its assessment, including consideration of the aforementioned material weaknesses and the criteria discussed above, management has revised its conclusion relative to the effectiveness of our internal control over financial reporting as of December 31, 2009. Accordingly, management now concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2009 and through the date of this filing.

Frazer Frost, LLP, the independent registered public accounting firm that audited the consolidated financial statements, has issued an attestation report on our internal control over financial reporting which is included herein.

Management’s Remediation Initiatives

We are in the process of hiring to hire external qualified internal control consultants to recommend and to help implement stronger internal controls surrounding our approval and authorization policies and procedures and are prepared to establish policies to remediate such deficiencies and reviewing our financial reporting process to strengthen controls in terms of preventing omission or improper disclosures of our consolidated financial statements.

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

In our report dated March 10, 2010, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2009.  As described in the following paragraph, the Company subsequently indentified material misstatements in its financial statements, which caused the annual financial statements to be restated.  Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses because certain material transactions were entered into without pre-approval from the Company’s board of directors which resulted in management’s override of its internal control over financial reporting and disclosure controls. Therefore, these transactions were not recorded and reported in the consolidated financial statements. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated March 10, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2 and Note 15, as to which the date is August 19, 2010, on those consolidated financial statements (as restated).

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, China Natural Gas, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, stockholders’ equity , and cash flows of China Natural Gas, Inc. and subsidiaries, and our report dated March 10, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2 and Note 15, as to which the date is August 19, 2010, expressed an unqualified opinion.

/s/ Frazer Frost, LLP

Brea, California
March 10, 2010, except for the effects of the
material weakness described in the sixth paragraph
above, as to which the date is August 19, 2010

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

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, except for Zhiqiang Wang who did not timely file a Form 3 when he was appointed to the Company’s Board of Directors and David She who did not timely file a Form 3 when he was appointed as the Company ’ s Acting Chief Financial Officer.

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
	Fees
	Earned
	or Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($) (2)	($)	($)
Qinan Ji (1)	-	-	-	-	-
Zhiqiang Wang	5,279	-	3,250	-	22,614
Donald Yang	36,000	-	3,250	-	53,335
Carl Yeung	36,000	-	3,900	-	56,802
Lawrence Leighton	36,000	-	3,250	-	53,335

(1) Ji Qinan, our Chief Executive Officer, did not receive any compensation for his service as a director.

(2) Details of stock options are as follows:
	Number of
	securities to be
	issued upon exercise	Exercise or Base			Grant Date Fair Value
	of outstanding	Price of			of Stock
	options and rights	Option Awards			and Option
Name	(#)	($/Sh)	Grant Date	Expiration Date	Awards($)
Carl Yeung	6,000	4.90	04/01/2009	04/01/2015	20,802

Lawrence Leighton	5,000	4.90	04/01/2009	04/01/2015	17,335
Donald Yang	5,000	4.90	04/01/2009	04/01/2015	17,335
Zhiqiang Wang	5,000	4.90	04/01/2009	04/01/2015	17,335

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

Date: August 19, 2010

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

/s/ Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	August 19, 2010
Qinan Ji

/s/ Zhiqiang Wang	Director	August 19, 2010
Zhiqiang Wang

/s/ Donald Yang	Director	August 19, 2010
Donald Yang

/s/ David She	Chief Financial Officer (Principal Financial and Accounting Officer)	August 19, 2010
David She

/s/ Carl Yeung	Director	August 19, 2010
Carl Yeung

/s/ Lawrence Leighton	Director	August 19, 2010
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

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 10, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2 and 15, as to which the date is August 19, 2010

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 and 2008

	2009	2008
	(As Restated see Note 2)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$48,177,794	$5,854,383
Accounts receivable, net of allowance for doubtful accounts of $163,280 and $0 as of December 31, 2009 and 2008, respectively	1,289,116	906,042
Other receivable	709,741	60,784
Other receivable - employee advances	338,689	332,263
Inventories	841,837	519,739
Advances to suppliers	596,868	837,592
Prepaid expense and other current assets	1,076,915	777,510
Loan receivable	293,400	293,400
Total current assets	53,324,360	9,581,713

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	-
PROPERTY AND EQUIPMENT, NET	72,713,012	76,028,272
CONSTRUCTION IN PROGRESS	52,918,236	22,061,414
DEFERRED FINANCING COSTS	1,336,998	1,746,830
OTHER ASSETS	15,854,910	8,844,062

TOTAL ASSETS	$197,614,516	$118,262,291

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,081,261	$800,013
Other payables	80,788	124,151
Unearned revenue	1,813,641	944,402
Accrued interest	786,052	861,114
Taxes payable	1,901,577	1,862,585
Notes payable, net of discount of $12,707,713 and $0 as of December 31, 2009 and 2008,
respectively	27,292,287	-
Redeemable liabilities-warrants	17,500,000	-
Total current liabilities	51,455,606	4,592,265

LONG TERM LIABILITIES:
Notes payable, net of discount of $0 and $15,478,395 as of December 31, 2009 and 2008, respectively	-	24,521,605
Derivative liabilities - warrants	2,045,638	17,500,000
Total long term liabilities	2,045,638	42,021,605

Total liabilities	53,501,244	46,613,870

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,183,904 shares and 14,600,154 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,118	1,460
Additional paid-in capital	79,851,251	32,115,043
Accumulative other comprehensive gain	8,714,019	8,661,060
Statutory reserves	5,962,695	3,730,083
Retained earnings	49,583,189	27,140,775
Total stockholders' equity	144,113,272	71,648,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$197,614,516	$118,262,291

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

Note 2- Restatement of Previously Reported Consolidated Financial Statement

The Company has restated its annual consolidated financial statements as of December 31, 2009.

The determination to restate the aforementioned consolidated financial statements was made by the Company’s Audit Committee upon the board of directors and management’s recommendation following the identification of errors related to the Company’s misclassification from short term liabilities to long term liabilities for the senior notes payable and fair value of the redeemable warrants. The general nature and scope of the errors and adjustments are summarized as follows:

(1)
Misclassification of senior notes payable—— on February 26, 2010, the Company entered into a bank loan of $17.7 million with Pudong Development Bank Xi’an Branch (“SPDB”) (the “Bank Loan”).  The loan is secured by the Company’s variable interest entity Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipment and vehicles located with PRC.  The Company was entitled to borrow amounts under the loan between March 1, 2010 to June 30, 2010.  In connection with the Bank Loan, XXNGC pledged its equipment and vehicles located in PRC to secure the Bank Loan (the “Pledge”) and guaranteed the repayment of the Bank Loan.  The Pledge is prohibited by the Indenture for the 5% Guaranteed Senior Note issued to Abax Lotus Ltd., (“Abax”) dated January 26, 2008 (the “Senior Notes”).  As a result, Abax has the right to declare a default under the Indenture after written notice and the Company’s 30 days right to cure.  Upon an event of default, Abax may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment.  Due to the potential event of default and the Company has not received a notice of default from Abax Lotus Ltd. nor has the Company received a waiver from Abax Lotus Ltd. waiving this default as of the date of this report, the Company did not properly reclassify the Senior Notes in an amount of $27.3 million from long term liabilities to short term liabilities.

(2)
Misclassification of fair value of the redeemable warrants—— in connection with the Senior Notes, the Company issued certain warrants to purchase the Company’s common stock pursuant to a Warrant Agreement and Warrant Certificates.  Under the terms of the Warrant Agreement, in the event of a default under the Indenture for the Senior Notes, the warrant holders are entitled to require the Company to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holders.  Due to the potential event of default and the Company has not received a notice of default from Abax Lotus Ltd. nor has the Company receive a notice of waiver from Abax Lotus Ltd waiving this default as of the date of this report, the Company did not properly reclassify the redeemable warrants in an amount of $17.5 million from long term liabilities to short term liabilities.

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated balance sheet as of December 31, 2009 and the financing activities

	Consolidated Balance Sheet December 31, 2009
	Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$48,177,794	$		$48,177,794
Accounts receivable,	1,289,116			1,289,116
Other receivable	709,741			709,741
Other receivable - employee advances	338,689			338,689
Inventories	841,837			841,837
Advances to suppliers	596,868			596,868
Prepaid expense and other current assets	1,076,915			1,076,915
Loan receivable	293,400			293,400
Total current assets	53,324,360			53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000			1,467,000
PROPERTY AND EQUIPMENT, NET	72,713,012			72,713,012
CONSTRUCTION IN PROGRESS	52,918,236			52,918,236
DEFERRED FINANCING COSTS	1,336,998			1,336,998
OTHER ASSETS	15,854,910			15,854,910
TOTAL ASSETS	$197,614,516			$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,081,261			$2,081,261
Other payables	80,788			80,788
Unearned revenue	1,813,641			1,813,641
Accrued interest	786,052			786,052
Taxes payable	1,901,577			1,901,577
Notes Payable	-	(1)	27,292,287	27,292,287
Redeemable liabilities- warrants	-	(2)	17,500,000	17,500,000
Total current liabilities	6,663,319		44,792,287	51,455,606

LONG TERM LIABILITIES:
Notes payable	27,292,287	(1)	(27,292,287)	-
Derivative liabilities - warrants	19,545,638	(2)	(17,500,000)	2,045,638
Total long term liabilities	46,837,925		(44,792,287)	2,045,638
TOTAL LIABILITIES	53,501,244		-	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock	-			-
Common stock	2,118			2,118
Additional paid-in capital	79,851,251			79,851,251
Accumulative other comprehensive gain	8,714,019			8,714,019
Statutory reserves	5,962,695			5,962,695
Retained earnings	49,583,189			49,583,189
	144,113,272			144,113,272
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$197,614,516			$197,614,516

Note 3 – Summary of Significant Accounting Policies

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

	Carrying Value at December	Fair Value Measurement at December 31, 2009
	31, 2009	Level 1	Level 2	Level 3
Derivative liability - warrants	2,045,638	-	2,045,638	-
Total liability measured at fair value	$2,045,638	$-	$2,045,638	$-

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

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Note 4 – Other Assets

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

Note 5 – Senior Notes Payable

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

The indenture limits the Company's ability to incur debt and liens, make dividend payments and stock repurchases, make investments, reinvest proceeds from asset sales and enter into transactions with affiliates, among other things. The indenture also requires the Company to maintain certain financial ratios.  On February 26, 2010, JBLNG entered into a fixed assets loan contract (see Note 15) with Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,676,000 to JBLNG. This loan is secured by Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipments and vehicles located within PRC. The lien incurred with this loan is in violation of the Indenture of the Senior Notes with Abax Lotus Ltd. Under the terms of the Indenture for the 5.00% Guaranteed Senior Notes issued to Abax Lotus Ltd. dated January 20, 2008, the Company and its subsidiaries including XXNGC, are prohibited from entering into such pledge of assets and guaranty agreements. As a result, Abax Lotus Ltd. has the right to declare a default under the Indenture after written notice and the Company has 30 days to cure the default. Upon an event of default, Abax may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. As of the date of this report, the Company has not received a notice of default from Abax Lotus Ltd. nor has the Company received a waiver from Abax Lotus Ltd waiving this default.  The Company has reclassified the Abax notes as short term liabilities at this time until this matter has been resolved with Abax.

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

The warrants have been determined to be derivative liabilities instruments because there is a required redemption requirement if the holder does not exercise the Warrants.  However, the warrants are not required to be valued at fair value, rather, to be at its undiscounted redemption amount of $17.5 million.  Under the terms of the Warrant Agreement, in the event of a default under the indenture for the Senior Notes, the warrants holders are entitled to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holder. As the redemption requirement of the warrants become due on demands in connection to the default under the indenture, the Company has  reclassified the redemption value as a short term liability.

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

Note 10 – Accounting for Stock-based Compensation

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

Note 11 – Earnings per Share

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

Note 14 – Quarterly Financial Information (Unaudited)

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

Note 15 – Subsequent Event (Restated)

In connection with the preparation of the Company’s consolidated financial statements for the quarterly ended June 30, 2010, the below omission disclosure were identified by the Company.

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

In addition, in connection with the Senior Notes, the Company also issued certain warrants to purchase the Company’s common stock pursuant to a Warrant Agreement and Warrant Certificates. Under the terms of the Warrant Agreement, in the event of a default under the Indenture for the Senior Notes, the warrants holders are entitled to require the Company to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holder.

With the exception of the subsequent events noted above, as of the date of this report, the Company has not received a notice of default from Abax Lotus Ltd.

The Company has performed an evaluation of subsequent events through March 10, 2010, which is the date the financial statements were issued, and did not identify major events that have a material impact on the Company’s financial statements.

See report of independent registered public accounting firm.