Form 10-Q/A
period 2010-03-31
China Natural Gas, Inc.
filed 2010-08-20
CIK 1120830

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

In dicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Number of shares of Common Stock outstanding as of May 6, 2010: 21,183,904

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

EXLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q for the quarter ended March 31, 2010, originally filed on May 7, 2010 (the “Original Filing”), of China Natural Gas, Inc. (the “Company”). The purpose of this amendment is to disclose the bank loan entered into by the Company on February 26, 2010 in the amount of $17.7 million (the “Bank Loan”) which requires the revision of (i) Part I, Item 1, Financial Statements to record the Bank Loan, and the effects of the Bank Loan which include the reclassification of the Company senior notes payable and the fair value of the redeemable warrants; (ii) Part I, Item 4, Controls and Procedures; (iii) Part II, Item 4, Other Information to disclose the terms of the Bank Loan; and (iv) Part II, Item 5, Exhibits, to include by reference the Bank Loan and related agreements.

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

China Natural Gas, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December, 31
	2010	2009
	(Unaudited) (As Restated – See Note 2)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$30,172,391	$48,177,794
Restricted cash	13,203,000	-
Accounts receivable, net of allowance for doubtful accounts of $196,138 and $163,280 as of March 31, 2010 and December 31, 2009, respectively.	1,514,070	1,289,116
Other receivables	491,020	709,741
Other receivable - employee advances	190,045	338,689
Inventories	874,678	841,837
Advances to suppliers	1,302,568	596,868
Prepaid expense and other current assets	1,546,556	1,076,915
Loans receivable	14,259,240	293,400
Total current assets	63,553,568	53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	1,467,000
PROPERTY AND EQUIPMENT, NET	75,603,216	72,713,012
CONSTRUCTION IN PROGRESS	57,102,317	52,918,236
DEFERRED FINANCING COSTS	1,234,540	1,336,998
OTHER ASSETS	16,937,089	15,854,910

TOTAL ASSETS	$215,897,730	$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,970,228	$2,081,261
Other payables	85,082	80,788
Unearned revenue	2,199,805	1,813,641
Accrued interest	200,509	786,052
Taxes payable	2,888,511	1,901,577
Notes payable, net of discount $11,946,508 and $0 as of March 31, 2010 and December 31, 2009, respectively	28,053,492	-
Redeemable liabilities-warrants	17,500,000	-
Total current liabilities	52,897,627	6,663,319

LONG TERM LIABILITIES:
Notes payable, net of discount $0 and $12,707,713 as of March 31, 2010 and December 31, 2009, respectively	-	27,292,287
Derivative liabilities - warrants	1,652,570	19,545,638
Long term debt	13,203,000
Total long term liabilities	14,855,570	46,837,925

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,183,904 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,118	2,118
Additional paid-in capital	79,926,097	79,851,251
Cumulative other comprehensive gain	8,675,165	8,714,019
Statutory reserves	6,425,074	5,962,695
Retained earnings	53,116,079	49,583,189
Total stockholders' equity	148,144,533	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,897,730	$197,614,516

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(As Restated – See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,995,270	$4,201,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,472,595	1,389,565
Provision for bad debt	32,847	-
Amortization of discount on senior notes	-	170,712
Amortization of financing costs	-	38,578
Stock based compensation	74,847	14,842
Change in fair value of warrants	(393,068)	(197,051)
Change in assets and liabilities:
Accounts receivable	(257,812)	(41,244)
Other receivable - employee advances	148,593	151,617
Inventories	(32,830)	30,812
Advances to suppliers	(705,460)	151,828
Prepaid expense and other current assets	(167,213)	(100,912)
Accounts payable and accrued liabilities	(111,007)	304,860
Other payables	4,296	212,961
Unearned revenue	386,032	195,435
Accrued interest	(585,543)	(330,003)
Taxes payable	986,599	44,898
Net cash provided by operating activities	4,848,146	6,238,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to third parties	(14,259,140)	-
Repayment of loans receivable	293,300	-
Purchase of property and equipment	(253,844)	(13,484)
Additions to construction in progress	(7,425,192)	(2,552,098)
Prepayment on long term assets	(1,047,327)	(426,913)
Return of acquisition deposit	(124,653)	-
Payment for intangible assets	-	(35,822)
Payment for land use rights	4,722	-
Net cash used in investing activities	(22,812,134)	(3,028,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	13,198,500	-
Increase in restricted cash	(13,198,500)	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(41,415)	(6,226)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(18,005,403)	3,203,978

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,177,794	5,854,383

CASH & CASH EQUIVALENTS, END OF PERIOD	$30,172,391	$9,058,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,085,543	$1,084,130
Income taxes paid	$-	$997,257

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$4,106,200	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$863,662	$-

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

Note 2 – Restatement of Previously Reported Consolidated Financial Statement

The Company has restated its quarterly consolidated financial statements as of March 31, 2010.

The determination to restate the aforementioned consolidated financial statements was made by the Company’s Audit Committee upon the board of directors and management’s recommendation following the identification of errors related to the Company’s omission of recording the bank loan and restricted cash and misclassification from short term liabilities to long term liabilities for the senior notes payable and fair value of the redeemable warrants. The general nature and scope of the errors and adjustments are summarized as follows:

•
(1) Omission of recording the bank loan and restricted cash—— on February 26, 2010, the Company entered into a bank loan of $17.7 million with Pudong Development Bank Xi’an Branch (“SPDB”) (the “Bank Loan”).  The loan is secured by the Company’s variable interest entity Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipment and vehicles located with PRC.  The Company was entitled to borrow amounts under the loan between March 1, 2010 to June 30, 2010.  $13.2 million of temporarily restricted cash was received on March 17, 2010. However, the Company did not properly record the Bank Loan and restricted cash , resulting in an understatement of long term liabilities and restricted cash in an amount of $13.2 million in the consolidated balance sheet as of March 31, 2010 and  did not properly reflect the financing activities in consolidated statements of cash flow for three months ended in March 31, 2010.

•
(2)Misclassification of senior notes payable—— in connection with the Bank Loan, XXNGC pledged its equipment and vehicles located in PRC to secure the Bank Loan (the “Pledge”) and guaranteed the repayment of the Bank Loan.  The Pledge is prohibited by the Indenture for the 5% Guaranteed Senior Note issued to Abax Lotus Ltd., (“Abax”) dated January 26, 2008 (the “Senior Notes”).  As a result, Abax has the right to declare a default under the Indenture after written notice and the Company’s 30 days right to cure.  Upon an event of default, Abax may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment.  Due to the potential event of default and the Company has not received a notice of default from Abax Lotus Ltd. nor has the Company received a waiver from Abax Lotus Ltd. waiving this default as of the date of this report, the Company did not properly reclassify the Senior Notes in an amount of $28 million from long term liabilities to short term liabilities.

•
(3)Misclassification of fair value of the redeemable warrants—— in connection with the Senior Notes, the Company issued certain warrants to purchase the Company’s common stock pursuant to a Warrant Agreement and Warrant Certificates.  Under the terms of the Warrant Agreement, in the event of a default under the Indenture for the Senior Notes, the warrant holders are entitled to require the Company to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holders.  Due to the potential event of default and the Company has not received a notice of default from Abax Lotus Ltd. nor has the Company receive a notice of waiver from Abax Lotus Ltd waiving this default as of the date of this report, the Company did not properly reclassify the redeemable warrants in an amount of $17.5 million from long term liabilities to short term liabilities.

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated balance sheet as of March 31, 2010 and the financing activities of the consolidated statement of cash flow for the three months ended in March 31, 2010.

	Consolidated Balance Sheet March 31, 2010
	Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$30,172,391		$-	$30,172,391
Restricted cash	-	(1)	13,203,000	13,203,000
Accounts receivable	1,514,070		-	1,514,070
Other receivables	491,020		-	491,020
Other receivable - employee advances	190,045		-	190,045
Inventories	874,678		-	874,678
Advances to suppliers	1,302,568		-	1,302,568
Prepaid expense and other current assets	1,546,556		-	1,546,556
Loans receivable	14,259,240		-	14,259,240
Total current assets	50,350,568		13,203,000	63,553,568

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000		-	1,467,000
PROPERTY AND EQUIPMENT, NET	75,603,216		-	75,603,216
CONSTRUCTION IN PROGRESS	57,102,317		-	57,102,317
DEFERRED FINANCING COSTS	1,234,540		-	1,234,540
OTHER ASSETS	16,937,089		-	16,937,089

TOTAL ASSETS	$202,694,730		13,203,000	$215,897,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,970,228		-	$1,970,228
Other payables	85,082		-	85,082
Unearned revenue	2,199,805		-	2,199,805
Accrued interest	200,509		-	200,509
Taxes payable	2,888,511		-	2,888,511
Notes payable	-	(2)	28,053,492	28,053,492
Redeemable liabilities-warrants	-	(3)	17,500,000	17,500,000
Total current liabilities	7,344,135		45,553,492	52,897,627

LONG TERM LIABILITIES:
Notes payable	28,053,492	(2)	(28,053,492)	-
Derivative liabilities - warrants	19,152,570	(3)	(17,500,000)	1,652,570
Long term debt	-	(1)	13,203,000	13,203,000
Total long term liabilities	47,206,062		(32,350,492)	14,855,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock	-		-	-
Common stock	2,118		-	2,118
Additional paid-in capital	79,926,097		-	79,926,097
Cumulative other comprehensive gain	8,675,165		-	8,675,165
Statutory reserves	6,425,074		-	6,425,074
Retained earnings	53,116,079		-	53,116,079
Total stockholders' equity	148,144,533		-	148,144,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,694,730		13,203,000	$215,897,730

	Consolidated Statement of Cash Flow For the three months ended March 31, 2010
	Previously Report		Adjustments	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	-	(1)	13,198,500	$13,198500
Increase in restricted cash	-	(1)	(13,198,500)	(13,198,500)
Net cash provided by financing activities	-		-	-

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

Restricted Cash

Restricted cash represents $13.2 million received by the Company pursuant to the Bank Loan with SPDB on March 17, 2010.  This cash amount is temporally held by SPDB due to the pending of loan processing and the Company is not entitled to use these proceeds as of March 31, 2010.  Due to the short-term nature of the pending period, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of the  derivative liabilities was modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Option Pricing Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010.

	Carrying Value at March 31, 2010	Fair Value Measurement at March 31, 2010
	(unaudited)	Level 1	Level 2	Level 3
Long-term debt	$13,203,000	$-	$-	$12,530,130
Derivative liability - warrants	1,652,570	-	1,652,570	-
Total liability measured at fair value	$14,855,570	$-	$1,652,570	$12,530,130

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

Note 4 – Other Assets

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

The indenture limits the Company's ability to incur debt and liens, make dividend payments and stock repurchases, make investments, reinvest proceeds from asset sales and enter into transactions with affiliates, among other things. The indenture also requires the Company to maintain certain financial ratios.  On February 26, 2010, JBLNG entered into a fixed assets loan contract (see Note 6) with Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,676,000 to JBLNG. SPDB transferred $13,2 million to JBLNG on March 17, 2010. This loan is secured by Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipments and vehicles located within PRC. The lien incurred with this loan is in violation of the Indenture of the Senior Notes with Abax Lotus Ltd. Under the terms of the Indenture for the 5.00% Guaranteed Senior Notes issued to Abax Lotus Ltd. dated January 20, 2008, the Company and its subsidiaries including XXNGC, are prohibited from entering into such pledge of assets and guaranty agreements. As a result, Abax Lotus Ltd. has the right to declare a default under the Indenture after written notice and the Company has 30 days to cure the default. Upon an event of default, Abax may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. As of the date of this report, the Company has not received a notice of default from Abax Lotus Ltd. nor has the Company received a waiver from Abax Lotus Ltd waiving this default.  The Company has reclassified the Abax notes as short term liabilities at this time until this matter has been resolved with Abax.

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

Note 6- Long term Loan (As Restated)

The Company’s long term bank loan as of March 31, 2010 and December 31, 2009 are as following:

	March 31,2010 (unaudited) (As Restated)	December 31,2009
Loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014. Interest at 5.76% for the first year and subject to adjustment after the second year, secured by equipment	$13,203,000	$-

The above loan is secured by Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipments and vehicles located within PRC. The carrying net value of the asset pledged is $12,701,756 as of March 31, 2010. XXNGC also entered into a guaranty with SPDB to guarantee the repayment of the loans. The Company is required to make mandatory prepayments on the long term loan in the following date and amounts:

Date	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$4,401,000
March 5, 2013	25%	4,401,000
March 5, 2014	25%	4,401,000

Note 7 – Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,994,242	$14.28	-
Granted	-	-	-
Forfeited	(160,588)	7.20	-
Exercised	-	-	-
Outstanding, December 31, 2009	1,833,654	$8.93	$4,008,434
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2010 (unaudited)	1,833,654	$8.93	$1,607,507

Following is a summary of the status of warrants outstanding at March 31, 2010:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	4.83
$14.86	383,654	2.34
$8.93	1,833,654	4.31

Note 8 – Defined Contribution Plan

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

Note 9 – Secondary Public Offering

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

Note 10 – Statutory Reserve

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

Note 11 – Accounting for Stock-based Compensation

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

Note 12 – Earnings per Share

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

Note 13 – Current Vulnerability Due to Certain Concentrations

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

Note 14 – Commitments and Contingencies

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

Note 15 – Subsequent Event

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

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG fueling station business in our target markets . Our revenue increased by 4.5% during the three months ended March 31, 2010 from the three months ended March 31, 2009 largely because of the addition of 2 new fueling stations added since the third quarter of 2009, as well as the increase of pipeline natural gas customers. As of March 31, 2010, we operated 37 CNG fueling stations in total and, in Shaanxi alone, we operated 25 CNG fueling stations. We believe we are the largest provider of CNG fueling stations in Xi’an, one of our core target markets for CNG.  As of March 31, 2010, we operated 12 CNG fueling stations in Henan province, another of our core target markets. The successful expansion of our CNG fueling station business in Xi’an and Henan province has been a significant factor driving our revenue growth and results of operations for the period reviewed. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

Regulation of natural gas prices in the PRC . The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission (“NDRC”), and the local state price bureaus have the discretion to set natural gas prices within the boundaries set by the PRC central government.  In addition, natural gas procurement and sale prices are not uniform across China and can vary across provinces. For example, the prices at which we procure and sell CNG and piped natural gas are lower in Shaanxi than in Henan. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors which are outside of our control. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulation of natural gas prices in the PRC.

Government policies encouraging the adoption of cleaner burning fuels . Our results of operations for the periods reviewed have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas for vehicles. As an enterprise engaged in the natural gas industry, our VIE benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas in various policy pronouncements such as by officially including CNG/gasoline hybrid vehicles in the country's "encouraged development" category. These policies have benefited our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we expand into the LNG business, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technology.

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

Overall . Total revenue for the three months ended March 31, 2010 increased to $19,366,823 from $18,527,666 for the three months ended March 31, 2009, an increase of $839,157 or 4.5%. This increase was mainly due to the addition of 2 new fueling stations added in third quarter 2009 and first quarter 2010, respectively, as well as an increase in the number of residential and commercial pipeline customers to110,713 as of March 31, 2010 from 98,754 as of March 31, 2009. We sold natural gas of 44,161,281 cubic meters during the three months ended March 31, 2010, compared to 42,283,144 cubic meters during the three months ended March 31, 2009. We also sold gasoline of 1,929,034 liters during the three months ended March 31, 2010, compared to 2,171,232 liters during the three months ended March 31, 2009. For the three months ended March 31, 2010, 87.5% of our revenue was generated from the sale of natural gas and gasoline, and the other 12.5% was generated from our installation and auto conversion services.

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

Natural Gas from Pipelines .  Natural gas revenue from our pipelines increased by 20.6%, or $146,124, to $854,019 during the three months ended March 31, 2010, from $707,895 during the three months ended March 31, 2009, and contributed to 4.4% of our total revenue. As of March 31, 2010, the Company had 110,713 pipeline customers, an increase of 11,959 customers comparing to as of March 31, 2009.  We also sold 3,285,286 cubic meters of natural gas through our pipelines during the three months ended March 31, 2010, compared to 2,989,024 cubic meters during the three months ended March 31, 2009.

Gasoline . Revenue from gasoline sales increased by 25.1%, or $294,418, to $1,468,816 during the three months ended March 31, 2010, from $1,174,398 during the three months ended March 31, 2009, and contributed 7.6% to our total revenue. The gasoline revenue increase was due to 41.9% increase of unit sales price from $ 0.54 (RMB3.69) per liter in the three months ended March 31, 2009 to $0.77 (RMB 5.23) per liter in the three months ended March 31, 2010, mainly attributable to the increase of international oil price, partially offset by the sales volume decrease of 11.9% from 2,171,232 liters to 1,929,034 liters.

Installation Services . Revenue from installation services increased by 5.6%, or $106,740 to $ 2,007,774 during the three months ended March 31, 2010, from $1,901,034 during the three months ended March 31, 2009, and contributed 10.4% to our total revenue. Installation services to our top four customers contributed to 28.1%, 26.3%, 19.2% and 17.8% of our installation revenue for the three months ended March 31, 2010.

Auto Conversion Services . Revenue from our auto conversion division decreased by 16.4%, or $79,810,to $406,604 during the three months ended March 31, 2010, from $486,414 during the three months ended March 31, 2009, and contributed 2.1% to our total revenue.

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

Installation Services . Cost of revenue from our installation services increased by 10.4%, or $75,192, to $798,054 during the three months ended March 31, 2010, as compared to $722,862 during the three months ended March 31, 2009, as a result of the increase of pipeline customers.

Auto Conversion Services . Cost of our auto conversion revenue decreased by 17.8%, or $52,296, to $241,869 during the three months ended March 31, 2010, as compared to $294,165 during the three months ended March 31, 2009.

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

Net cash from financing activities was zero for the three months ended March 31, 2010.  The proceeds from the long term loan of $13.2 million were offset by the increase in restricted cash of the same amount.  There was no cash provided by or used in financing activities for the three months ended March 31, 2009.

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

On February 26, 2010, JBLNG entered into a fixed assets loan contract (see long-term loan below) with Pudong Development Bank Xi’an Branch (“SPDB”),pursuant to which the SPDB agreed to lend $17,676,000 to JBLNG. SPDB transferred $13,2 million to JBLNG on March 17, 2010. This loan is secured by Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipments and vehicles located within PRC. The lien incurred with this loan is in violation of the Indenture of the Senior Notes with Abax Lotus Ltd. Under the terms of the Indenture for the 5.00% Guaranteed Senior Notes issued to Abax Lotus Ltd. dated January 20, 2008, the Company and its subsidiaries including XXNGC, are prohibited from entering into such pledge of assets and guaranty agreements. As a result, Abax Lotus Ltd. has the right to declare a default under the Indenture after written notice and the Company has 30 days to cure the default. Upon an event of default, Abax may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment. As of the date of this report, the Company has not received a notice of default from Abax Lotus Ltd. nor has the Company received a notice of waiver from Abax Lotus Ltd. waiving this default.  The Company has reclassified the notes to Abax as a short term liability.

Long-term loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,676,000 to JBLNG. SPDB transferred $13,2 million to JBLNG on March 17. The applicable interest rate of this loan is the People’s Bank of China’s standard three to five year rate, 5.76% for the first year and subject to adjustment commencing the second year. The loan period is 58 months from the date of effectiveness of the contract, and will be repaid annually. The loan is secured by XXNGC’s equipment and vehicles located within PRC and a guarantee from XXNGC.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years		3-5 years		More than 5 years
	(in thousands)
Long-Term Debt Obligations	$40,000	$40,000	$		$			$-
Long-term loan	13,203			8,802		4,401
Other Long-Term Liabilities Reflected on Company's Balance Sheet(1)	17,500	17,500
Total	$70,703	$57,500		$8,802		$4,401	$

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $53,203,000 at March 31, 2010, the $40,000,000 fixed-rate debt is due on demand. The $13.2 million of flexible-rate debt is due from 2012-2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

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

In light of the material weaknesses referred to below, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the three months ended March 31, 2010 are fairly presented, in all material respects, in accordance with GAAP and has undertaken remediation initiatives as discussed below.

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

          Key executives entered into the following material transactions without pre-approval from the Company’s board of directors:

•	Extended loans to unrelated third parties in the amount of $14 million;

•	Entered into a bank loan agreement in the amount of $17.7 million in February, 2010 ; and

•	Acquired 4 natural gas fueling stations without pre-approval on the final acquisition price in the second quarter of 2010.

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

Based on its assessment, including consideration of the aforementioned significant deficiencies or material weaknesses, and the criteria discussed above, management concludes that our internal control over financial reporting was not effective at a reasonable assurance level as of March 31, 2010.

Management’s Remediation Initiatives

We are in the process of hiring external qualified internal control consultants to recommend and help implement stronger internal controls surrounding our approval and authorization policies and procedures and are prepared to establish policies to remediate such deficiencies and reviewing our financial reporting process to strengthen controls in terms of preventing omission or improper disclosures if our consolidated financial statements.

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

As of March 31, 2010, the Company has obtained $13.2 million of the $17.7 million loan amount and is required to make mandatory payments on the Loan on dates and in amounts as follows:

March 5, 2012	$4,419,000
March 5, 2013	$4,419,000
March 5, 2014	$4,419,000

Under the terms of the Indenture for the 5.00% Guaranteed Senior Notes issued to Abax Lotus Ltd. dated January 20, 2008 (the “Senior Notes”), the Companyand its subsidiaries including XXNGC, are prohibited from entering into such pledge and guaranty agreements. As a result, Abax Lotus Ltd. has the right to declare a default under the Indenture after written notice and the Company’s 30 days right to cure. Upon an event of default, Abax may accelerate the outstanding indebtedness together with all accrued interest thereon and demand immediate repayment.

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

As of the date of this report, the Company has not received a notice of default from Abax Lotus Ltd.

Item 5.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit
10.1*	Loan Contract of Fixed Asset dated February 26, 2010, by the between Jingbian Xi’an Xilan Liquefied Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

10.2*	Mortgage Contract of Movables dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

10.3*	Contract of Guarantee dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*Filed as exhibits to the Company’s quarterly report on Form 10-Q filed with the SEC on August 13, 2010.

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Natural Gas, Inc.

August 19, 2010	By:	/s/ Qinan Ji

Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

August 19, 2010	By:	/s/ David She

David She
Chief Financial Officer
(Principal Financial and Accounting Officer)