Form 10-K/A
period 2009-12-31
China Natural Gas, Inc.
filed 2010-10-01
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amended Filing”) amends Amendment No. 1 to the Annual Report of China Natural Gas, Inc. (the “Company”) (as amended, the "Amended 10-K"), which in turn had amended the annual report on Form 10-K for the year ended December 31, 2009,  originally filed on March 10, 2010 (the “Original Filing”).

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, in February 2010, the Company obtained a bank loan in the amount of $17.7 million (the "Loan") and, in connection with the Loan, Xi'an Xilan Natural Gas Co. Ltd., the Company's variable interest entity, pledged its equipment and vehicles located within China to secure the Loan (the "Pledge") and guaranteed the repayment of the Loan (the "Guarantee").

By August 8, 2010, the Company’s former outside counsel determined that the Pledge was prohibited by the indenture (the "Indenture") for the Company's 5% guaranteed senior note issued to Abax Lotus Ltd. ("Abax") dated January 29, 2008 (the "Senior Notes"). As a result, the Company believed that Abax had the right to declare a default under the Indenture and could thereafter accelerate the Senior Notes, which would cause a simultaneous default under the warrant agreement governing the Company's warrants issued in connection with the Senior Notes, thereby entitling the warrant holders to require the Company to redeem their warrants. In view of the potential default under the Indenture and warrant agreement, the Board, in consultation with management and the Audit Committee, determined that the Company was required to restate its annual financial statements for the year ended December 31, 2009 and the quarter ended March 31, 2010 to reclassify from long term liabilities to short term liabilities the Senior Notes and the fair value of the redeemable warrants (the “Reclassification”).

Therefore, the Company filed a Current Report on Form 8-K on August 19, 2010 to disclose that its financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 (the "Annual Report") and its Quarterly Report for the quarter ended March 31, 2010 (the "Quarterly Report") should not be relied upon, and, on August 20, 2010, the Company filed:

•
the Amended 10-K to (i) restate the financial statements contained therein to make the Reclassification and disclose as subsequent events the Loan, the Pledge and the Guarantee as well as the initial determination that the Pledge was not permitted under the Indenture, (ii) make other amendments to the Annual Report to give effect to the foregoing and (iii) amend Part II, Item 9A, Controls and Procedures, of the Annual Report; and

•
Amendment No. 1 to the Quarterly Report (as amended, the "Amended 10-Q") to (i) amend Part II, Item 4, Other Information, of the Quarterly Report to disclose the Loan, the Pledge and the Guarantee as well as the initial determination that the Pledge was not permitted under the Indenture, (ii) restate the financial statements contained therein to make the Reclassification, record the Loan as a long term liability and record an increase in restricted cash as a result of obtaining the proceeds of the Loan; (iii) make other amendments to the Quarterly Report to give effect to the foregoing; (iv) amend Part I, Item 4, Controls and Procedures, of the Quarterly Report; and (v) file the Loan, the Pledge and the Guarantee as exhibits to the Amended 10-Q.

Also, in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, the Company (i) recorded the Senior Notes and warrants, which were described as redeemable, as current liabilities in the financial statements contained therein; (ii) made other disclosures in such quarterly report to give effect to the foregoing; and (iii) disclosed in Part II, Item 4, Other Information, of such quarterly report the Loan, the Pledge and the Guarantee as well as the initial determination that the Pledge was not permitted under the Indenture.

Subsequent to restating its financial statements and filing the Amended 10-K and Amended 10-Q, management of the Company internally revisited the analysis of whether the Pledge was indeed prohibited by the Indenture and determined that it was not. In late August 2010, the Company engaged the law firm DLA Piper, which had not previously advised the Company or management on these matters, to review the Company's analysis, and DLA Piper subsequently confirmed the Company's analysis. At the request of the Company's independent auditors, the Company engaged another law firm with no prior relationship to the Company to review the Company's analysis, and that law firm subsequently confirmed the Company's analysis. The Company engaged DLA Piper as its regular outside counsel for SEC reporting and other public company matters in early September 2010. The Board of Directors of the Company, in consultation with management and the Audit Committee, determined on September 15, 2010, that none of the Loan, the Pledge or the Guarantee, individually or together, were prohibited by the Indenture.

The purpose of this Amended Filing is to reverse all disclosure in the Amended 10-K related to the Reclassification and to further amend Part II, Item 9A, Controls and Procedures. With respect to the former, the amendments herein include: (i) reversal of the reclassification of the Company’s Senior Notes payable and the fair value of the redeemable warrants from current liabilities back to long term liabilities, (ii) removal of the statements indicating that the Pledge was not permitted under the Indenture, and (iii) other amendments to the Amended 10-K to give effect to the foregoing.

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

Contractual Obligations

Our contractual obligations are as follows:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Long-Term Debt Obligations	$40,000	$-	$13,333	$26,667	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations(1)	32,303	1,583	3,218	3,176	24,326
Purchase Obligations (2)	13,679	11,536	2,143	-	-
Other Long-Term Liabilities Reflected on Company's Balance Sheet (3)	17,500	-	-	-	17,500
Total	$103,482	$13,119	$18,694	$29,843	$41,826

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

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures (Restated)

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and after considering the material weaknesses in our internal control over financial reporting discussed below in "Management's Report on Internal Control over Financial Reporting (Restated)," our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2009 were not effective because the Company failed to implement policies and procedures that would have prevented the Company's:

•	failure to disclose the Loan, the Pledge and the Guarantee as subsequent events in the footnotes to its consolidated financial statements included in the Original Filing;

•
failure to disclose the Loan, the Pledge and the Guarantee in the Quarterly Report, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

•	failure to file a Current Report on Form 8-K within four days after entry into the Loan, the Pledge and the Guarantee;

•
incorrect determination that the Pledge constituted a breach of the Indenture, which led the Company to erroneously (i) make the Reclassification and related amendments in the Amended 10-K and Amended 10-Q, (ii) disclose in the Amended 10-K, the Amended 10-Q and the Quarterly Report for the quarter ended June 30, 2010 that the Pledge constituted a breach of the indenture and (iii) classify the Senior Notes and warrants as current liabilities instead of long term liabilities in the Quarterly Report for the quarter ended June 30, 2010; and

•
failure to document and communicate to the Board of Directors and members of management the evaluation of disclosure requirements in connection with acquisitions of four natural gas stations in the second quarter of 2010 and the acquisition of Hanchun Makou Yuntong Compressed Natural Gas Co., Ltd. in the third quarter of 2010.

Although the foregoing events occurred subsequent to the end of the reporting period covered by this Amended Filing, management concluded that these events indicated that the Company's policies and procedures in place as of December 31, 2009 were not sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, nor were such policies and procedures sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting (Restated)

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is defined under Rule 13a-15(f) as a process designed by, or under the supervision of, an issuer's principal executive officer and principal financial officer, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the financial statements.

In connection with this Amended Filing, management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its evaluation under the Internal Control - Evaluation Framework and due to the material weaknesses evidenced by the events described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2009. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this Amended Filing, management concluded that the Company had material weaknesses in its internal control over financial reporting as of December 31, 2009 because control deficiencies resulted in key executives of the Company executing agreements on behalf of the Company or its variable interest entity to:

•	extend loans to third parties in the amount of $14 million in the first quarter of 2010 without pre-approval of the Board;

•	enter into the Loan, the Pledge and the Guarantee without pre-approval of the Board; and

•	acquire four natural gas fueling stations in the second quarter of 2010 without pre-approval of the Board of the final acquisition price.

Although the foregoing events occurred subsequent to the end of the reporting period covered by this Amended Filing, management concluded that these events indicated that the Company's policies and procedures in place as of December 31, 2009 were not sufficient to provide reasonable assurance that as of December 31, 2009 transactions were being recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company were being made only in accordance with authorizations of the Company's Board, nor were such policies and procedures sufficient to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's financial statements that could have had a material effect on the Company's financial statements.

Frazer Frost, LLP, the independent registered public accounting firm that audited the consolidated financial statements, has issued an attestation report on our internal control over financial reporting which is included herein.

Management’s Remediation Initiatives

In response to the above identified material weaknesses and to strengthen our internal control over financial reporting, we have taken the following remediation initiatives:

•
our Audit Committee and Board of Directors held meetings promptly after being notified of the material weaknesses in internal controls identified above to address such weaknesses, and determined to meet regularly specifically for the purpose of monitoring and discussing with management the remediation of such weaknesses;

•
in early September 2010, we re-engaged Ernst & Young through February 2011 to review and test our existing internal controls procedures, evaluate and identify inadequacies with our existing internal control procedures, and recommend changes as necessary and appropriate for the improvement of internal controls; and

•
our Audit Committee and Board of Directors adopted a written internal authorization policy establishing approval procedures for various corporate actions. The policy lists various operational, administrative and financial corporate events and actions and for each such event and action, identifies whether prior approval or discussion with particular executive officers, the Board of Directors or legal counsel is required. The policy also sets quantitative limits on specific types of transactions that management may approve without Board approval. After adopting such policy, our Audit Committee and Board of Directors discussed the policy with management.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses because certain material transactions were entered into without pre-approval from the Company’s board of directors which resulted in management’s override of its internal control over financial reporting and disclosure controls. Therefore, these transactions were not recorded and reported in the consolidated financial statements. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated March 10, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2 and Note 15, as to which the date is September 30, 2010, on those consolidated financial statements (as restated).

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, stockholders’ equity , and cash flows of China Natural Gas, Inc. and subsidiaries, and our report dated March 10, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2 and Note 15, as to which the date is September 30, 2010, expressed an unqualified opinion.

/s/ Frazer Frost, LLP

Brea, California
March 10, 2010, except for the effects of the
material weaknesses described in the sixth paragraph
above, as to which the date is September 30, 2010

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

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

16.1	Letter of Moore Stephens Wurth Frazer and Torbet, LLP dated January 7, 2010 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 7, 2010).

21.1**	List of Subsidiaries.

23.1	Written consent of Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to the exhibits to Registrant’s Form S-3/A filed on July 2, 2009).

23.2	Written consent of Kabani & Company, Inc. (incorporated by reference to the exhibits to Registrant’s Form S-3/A filed on July 2, 2009).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Filed herewith
** Filed with the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2010

CHINA NATURAL GAS, INC.

/s/ Qinan Ji	/s/ David She
Name: Qinan Ji	Name: David She
Title: Chief Executive Officer (Principal Executive Officer)	Title: Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2010
Qinan Ji

/s/ Zhiqiang Wang	Director	September 30, 2010
Zhiqiang Wang

/s/ Donald Yang	Director	September 30, 2010
Donald Yang

/s/ David She	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2010
David She

/s/ Carl Yeung	Director	September 30, 2010
Carl Yeung

/s/ Lawrence Leighton	Director	September 30, 2010
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Natural Gas, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010, except for the effects of the material weaknesses described in the six paragraph of that report, as to which the date is September 30, 2010, expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 10, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2 and 15, as to which the date is September 30, 2010

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

Note 2- Restatement of Previously Reported Consolidated Financial Statement

On August 20, 2010, the Company restated its annual consolidated financial statements as of December 31, 2009. The Company is hereby restating its annual consolidated financial statements as of December 31, 2009 to reverse the August 20, 2010 restatement in relation to the classification of the senior notes payable and the fair value of the redeemable warrants as well as the disclosures related to the violation of the Indenture.

The Company’s Audit Committee made a decision to restate the consolidated financial statements to reverse the August 20, 2010 restatement upon the recommendation of the board of directors and management and following the confirmation by two different independent law firms that the opinion on which the Company had previously relied – the basis of its conclusion that the August 20, 2010 restatement was necessary – was incorrect. The general nature and scope of the errors and adjustments are summarized as follows:

(1)
Reverse of reclassification of senior notes payable—— on February 26, 2010, the Company entered into a bank loan of $17.7 million with Pudong Development Bank Xi’an Branch (“SPDB”) (the “Bank Loan”).  The loan is secured by the Company’s variable interest entity Xi’an Xilan Natural Gas Co., Ltd.’s (“XXNGC”) equipment and vehicles located within the PRC.  The Company was entitled to borrow amounts under the loan between March 1, 2010 to June 30, 2010.  In connection with the Bank Loan, XXNGC pledged its equipment and vehicles located in PRC to secure the Bank Loan (the “Pledge”) and guaranteed the repayment of the Bank Loan.  The original opinion on which the Company relied when concluding that the August 20, 2010 restatement was necessary indicated that the Pledge was prohibited by the Indenture for the Company’s 5% Guaranteed Senior Note issued to Abax Lotus Ltd., (“Abax”) dated January 26, 2008 (the “Senior Notes”).  As a result, the Company believed that Abax had the right to declare a default under the Indenture and could thereafter accelerate the Senior Notes, and consequently, that the Company was required to  reclassify from long term liabilities to short term liabilities the Senior Notes. Subsequent to the August 20, 2010 restatement, management of the Company internally revisited the analysis of whether the Pledge was indeed prohibited by the Indenture and determined that it was not. The Company engaged two additional independent law firms who reviewed and confirmed this determination. As a result, the Company reverses the August 20, 2010 reclassification of the Senior Notes in an amount of $28 million from long term liabilities to short term liabilities.

(2)
Reverse of reclassification of fair value of the redeemable warrants—— in connection with the Senior Notes, the Company issued certain warrants to purchase the Company’s common stock pursuant to a Warrant Agreement and Warrant Certificates.  Under the terms of the Warrant Agreement, in the event of a default under the Indenture for the Senior Notes, the warrant holders are entitled to require the Company to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holders.  As described above, in connection with the August 20, 2010 restatement, the Company believed the Pledge was prohibited by the Indenture and that Abax had a right to declare an event of default under the Indenture. Accordingly, the Company also believed that the warrant holders were entitled to require the Company to redeem their warrants and, consequently, that the Company was required to reclassify from long term liabilities to short term liabilities the fair value of the redeemable warrants. As a result of the Company’s conclusion that the Pledge was not prohibited by the Indenture, the Company reverses the August 20, 2010 reclassification of the warrants in an amount of $17.5 million from long term liabilities to short term liabilities.

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated balance sheet as of December 31, 2009 and the financing activities

	Consolidated Balance Sheet December 31, 2009
	Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$48,177,794	$		$48,177,794
Accounts receivable,	1,289,116			1,289,116
Other receivable	709,741			709,741
Other receivable - employee advances	338,689			338,689
Inventories	841,837			841,837
Advances to suppliers	596,868			596,868
Prepaid expense and other current assets	1,076,915			1,076,915
Loan receivable	293,400			293,400
Total current assets	53,324,360			53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000			1,467,000
PROPERTY AND EQUIPMENT, NET	72,713,012			72,713,012
CONSTRUCTION IN PROGRESS	52,918,236			52,918,236
DEFERRED FINANCING COSTS	1,336,998			1,336,998
OTHER ASSETS	15,854,910			15,854,910
TOTAL ASSETS	$197,614,516			$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,081,261			$2,081,261
Other payables	80,788			80,788
Unearned revenue	1,813,641			1,813,641
Accrued interest	786,052			786,052
Taxes payable	1,901,577			1,901,577
Notes Payable	27,292,287	(1)	(27,292,287)	-
Redeemable liabilities- warrants	17,500,000	(2)	(17,500,000)	-
Total current liabilities	51,455,606		(44,792,287)	6,663,319

LONG TERM LIABILITIES:
Notes payable	-	(1)	27,292,287	27,292,287
Derivative liabilities - warrants	2,045,638	(2)	17,500,000	19,545,638
Total long term liabilities	2,045,638		44,792,287	46,837,925
TOTAL LIABILITIES	53,501,244		-	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock	-			-
Common stock	2,118			2,118
Additional paid-in capital	79,851,251			79,851,251
Accumulative other comprehensive gain	8,714,019			8,714,019
Statutory reserves	5,962,695			5,962,695
Retained earnings	49,583,189			49,583,189
	144,113,272			144,113,272
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$197,614,516			$197,614,516

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

	Carrying Value at	Fair Value Measurement at
	December	December 31, 2009
	31, 2009	Level 1	Level 2	Level 3
Senior notes	27,292,287			35,366,128
Redeemable liability - warrants	17,500,000			15,308,170
Derivative liability - warrants	2,045,638	-	2,045,638	-
Total liability measured at fair value	$46,837,925	$-	$2,045,638	$50,674,298

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

Note 15 – Subsequent Event (Restated)

On February 26, 2010, the Company through its subsidiary, JBLNG, entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which SPDB agreed to lend the Company up to $17,676,000 at the annual interest rate of 5.76% (the “Loan”). The Company was entitled to borrow amounts under the loan between March 1, 2010 and June 30, 2010.

In addition, in connection with the Loan, XXNGC, the variable interest entity of the Company, entered into a pledge agreement with SPDB, pursuant to which XXNGC’s equipment and vehicles located within the PRC were pledged to secure the repayment of the Loan. XXNGC also entered into a guaranty with SPDB to guarantee the repayment of the Loan.

The Company has performed an evaluation of subsequent events through March 10, 2010, which is the date the financial statements were issued, and did not identify major events that have a material impact on the Company’s financial statements.

See report of independent registered public accounting firm.