Form 10-Q/A
period 2010-03-31
China Natural Gas, Inc.
filed 2010-10-01
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the “Amended Filing”) amends Amendment No. 1 to the Quarterly Report of China Natural Gas, Inc. (the “Company”) (as amended, the "Amended 10-Q"), which in turn had amended the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, originally filed on May 7, 2010 (the “Original Filing”).

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

Therefore, the Company filed a Current Report on Form 8-K on August 19, 2010 to disclose that its financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 (the "Annual Report") and the Original Filing should not be relied upon, and, on August 20, 2010, the Company filed:

•
Amendment No. 1 to the Annual Report (as amended, the “Amended 10-K”) to (i) restate the financial statements contained therein to make the Reclassification and disclose as subsequent events the Loan, the Pledge and the Guarantee as well as the initial determination that the Pledge was not permitted under the Indenture, (ii) make other amendments to the Annual Report to give effect to the foregoing and (iii) amend Part II, Item 9A, Controls and Procedures of the Annual Report; and

•
the Amended 10-Q to (i) amend Part II, Item 4, Other Information, of the Original Filing to disclose the Loan, the Pledge and the Guarantee as well as the initial determination that the Pledge was not permitted under the Indenture, (ii) restate the financial statements contained therein to make the Reclassification, record the Loan as a long term liability and record an increase in restricted cash as a result of obtaining the proceeds of the Loan; (iii) make other amendments to the Original Filing to give effect to the foregoing; (iv) amend Part I, Item 4, Controls and Procedures, of the Original Filing; and (v) file the Loan, the Pledge and the Guarantee as exhibits to the Amended 10-Q.

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

Subsequent to restating its financial statements and filing the Amended 10-K and Amended 10-Q, management of the Company internally revisited the analysis of whether the Pledge was indeed prohibited by the Indenture and determined that it was not. In late August 2010, the Company engaged the law firm DLA Piper, which had not previously advised the Company or management on these matters, to review the Company's analysis, and DLA Piper subsequently confirmed the Company's analysis. At the request of the Company's independent auditors, the Company engaged another law firm with no prior relationship to the Company to review the Company's analysis, and that law firm subsequently confirmed the Company's analysis. The Company engaged DLA Piper as its regular outside counsel for SEC reporting and other public company matters in early September 2010. The Board of Directors of the Company, in consultation with management and the Audit Committee, determined on September 15, 2010, that none the Loan, the Pledge or the Guarantee, individually or together, were prohibited by the Indenture.

The purpose of this Amended Filing is to reverse all disclosure in the Amended 10-Q related to the Reclassification and to further amend Part I, Item 4, Controls and Procedures. With respect to the former, the amendments herein include: (i) reversal of the reclassification of the Company’s Senior Notes payable and the fair value of the redeemable warrants from current liabilities back to long term liabilities, (ii) removal of the statements indicating that the Pledge was not permitted under the Indenture, and (iii) other amendments to the Amended 10-Q to give effect to the foregoing. The Company is not restating the Amended 10-Q’s restatement of long term liabilities and restricted cash on the Company’s consolidated balance sheet as of March 31, 2010 or the restatement of financing activities in consolidated statements of cash flow for the three months ended March 31, 2010, which restatements were made to record the Loan as a long term liability and record an increase in restricted cash as a result of obtaining the proceeds of the Loan, and are described in the Amended 10-Q.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing, as amended by the Amended 10-Q, that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, as amended by the Amended 10-Q, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing, as amended by the Amended 10-Q, affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing, as amended by the Amended 10-Q. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including the Amended 10-Q and any other amendments to those filings. Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

China Natural Gas, Inc.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December, 31
	2010	2009
	(Unaudited) (As Restated – See Note 2)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$30,172,391	$48,177,794
Restricted cash	13,203,000	-
Accounts receivable, net of allowance for doubtful accounts of $196,138 and $163,280 as of March 31, 2010 and December 31, 2009, respectively.	1,514,070	1,289,116
Other receivables	491,020	709,741
Other receivable - employee advances	190,045	338,689
Inventories	874,678	841,837
Advances to suppliers	1,302,568	596,868
Prepaid expense and other current assets	1,546,556	1,076,915
Loans receivable	14,259,240	293,400
Total current assets	63,553,568	53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	1,467,000
PROPERTY AND EQUIPMENT, NET	75,603,216	72,713,012
CONSTRUCTION IN PROGRESS	57,102,317	52,918,236
DEFERRED FINANCING COSTS	1,234,540	1,336,998
OTHER ASSETS	16,937,089	15,854,910

TOTAL ASSETS	$215,897,730	$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,970,228	$2,081,261
Other payables	85,082	80,788
Unearned revenue	2,199,805	1,813,641
Accrued interest	200,509	786,052
Taxes payable	2,888,511	1,901,577
Total current liabilities	7,344,135	6,663,319

LONG TERM LIABILITIES:
Notes payable, net of discount $11,946,508 and $12,707,713 as of March 31, 2010 and December 31, 2009, respectively	28,053,492	27,292,287
Derivative liabilities - warrants	19,152,570	19,545,638
Long term debt	13,203,000
Total long term liabilities	60,409,062	46,837,925

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,183,904 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,118	2,118
Additional paid-in capital	79,926,097	79,851,251
Cumulative other comprehensive gain	8,675,165	8,714,019
Statutory reserves	6,425,074	5,962,695
Retained earnings	53,116,079	49,583,189
Total stockholders' equity	148,144,533	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,897,730	$197,614,516

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

Note 2 – Restatement of Previously Reported Consolidated Financial Statement

On August 20, 2010, the Company restated its quarterly consolidated financial statements as of March 31, 2010. The Company is hereby restating the August 20, 2010 restatement of its quarterly consolidated financial statements as of March 31, 2010 to reverse all disclosure related to the reported violation of the Indenture for the Company’s 5% Guaranteed Senior Notes (the “Senior Notes”) issued to Abax Lotus Ltd. (“Abax”).

The Company’s Audit Committee made a decision to restate the consolidated financial statements upon the recommendation of the board of directors and management following the confirmation by two different independent law firms that the opinion on which the Company had previously relied – the basis of its conclusion that it had violated the Indenture – was incorrect. The general nature and scope of the adjustments are summarized as follows:

•
(1) Reverse of reclassification of senior notes payable—— on February 26, 2010, the Company entered into a bank loan of $17.7 million with Pudong Development Bank Xi’an Branch (“SPDB”) (the “Bank Loan”).  The loan is secured by the Company’s variable interest entity Xi’an Xilan Natural Gas Co., Ltd.’s (“XXNGC”) equipment and vehicles located within the PRC.  The Company was entitled to borrow amounts under the loan between March 1, 2010 to June 30, 2010.  In connection with the Bank Loan, XXNGC pledged its equipment and vehicles located in PRC to secure the Bank Loan (the “Pledge”) and guaranteed the repayment of the Bank Loan.  The original opinion on which the Company relied indicated that the Pledge was prohibited by the Indenture for the Company’s 5% Guaranteed Senior Note issued to Abax Lotus Ltd., (“Abax”) dated January 26, 2008 (the “Senior Notes”).  As a result, the Company believed that Abax had the right to declare a default under the Indenture and could thereafter accelerate the Senior Notes, and consequently, that the Company was required to reclassify from long term liabilities to short term liabilities the Senior Notes. Subsequent to the August 20, 2010 restatement, management of the Company internally revisited the analysis of whether the Pledge was indeed prohibited by the Indenture and determined that it was not. The Company engaged two additional independent law firms who reviewed and confirmed this determination. As a result, the Company reverses the August 20, 2010 reclassification of the Senior Notes in an amount of $28 million from long term liabilities to short term liabilities.

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

The Company is not restating the August 20, 2010 restatement of long term liabilities and restricted cash on the Company’s consolidated balance sheet as of March 31, 2010 or the restatement of financing activities in consolidated statements of cash flow for the three months ended March 31, 2010, which restatements were made to record the Loan as a long term liability and record an increase in restricted cash as a result of obtaining the proceeds of the Loan, and are described in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

The following tables present the adjustments due to the restatements made herein of the Company’s previously issued consolidated balance sheet as of March 31, 2010.

	Consolidated Balance Sheet March 31, 2010 (Unaudited)
	Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$30,172,391		$-	$30,172,391
Restricted cash	13,203,000		-	13,203,000
Accounts receivable	1,514,070		-	1,514,070
Other receivables	491,020		-	491,020
Other receivable - employee advances	190,045		-	190,045
Inventories	874,678		-	874,678
Advances to suppliers	1,302,568		-	1,302,568
Prepaid expense and other current assets	1,546,556		-	1,546,556
Loans receivable	14,259,240		-	14,259,240
Total current assets	63,553,568		-	63,553,568

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000		-	1,467,000
PROPERTY AND EQUIPMENT, NET	75,603,216		-	75,603,216
CONSTRUCTION IN PROGRESS	57,102,317		-	57,102,317
DEFERRED FINANCING COSTS	1,234,540		-	1,234,540
OTHER ASSETS	16,937,089		-	16,937,089

TOTAL ASSETS	$215,897,730			$215,897,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,970,228		-	$1,970,228
Other payables	85,082		-	85,082
Unearned revenue	2,199,805		-	2,199,805
Accrued interest	200,509		-	200,509
Taxes payable	2,888,511		-	2,888,511
Notes payable	28,053,492	(1)	(28,053,492)	-
Redeemable liabilities-warrants	17,500,000	(2)	(17,500,000)	-
Total current liabilities	52,897,627		(45,553,492)	7,344,135

LONG TERM LIABILITIES:
Notes payable	-	(1)	28,053,492	28,053,492
Derivative liabilities - warrants	1,652,570	(2)	17,500,000	19,152,570
Long term debt	13,203,000		-	13,203,000
Total long term liabilities	14,855,570		45,553,492	60,409,062

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock	-		-	-
Common stock	2,118		-	2,118
Additional paid-in capital	79,926,097		-	79,926,097
Cumulative other comprehensive gain	8,675,165		-	8,675,165
Statutory reserves	6,425,074		-	6,425,074
Retained earnings	53,116,079		-	53,116,079
Total stockholders' equity	148,144,533		-	148,144,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,897,730		-	$215,897,730

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

	Carrying Value at March 31, 2010	Fair Value Measurement at March 31, 2010
	(unaudited)	Level 1	Level 2	Level 3
Long-term debt	$13,203,000	$-	$-	$12,530,130
Senior notes	28,053,492			35,764,078
Redeemable liability - warrants	17,500,000			15,468,681
Derivative liability - warrants	1,652,570	-	1,652,570	-
Total liability measured at fair value	$60,409,062	$-	$1,652,570	$63,762,889

Other than the table set forth above, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet.

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

Note 6- Long term Loan

The Company’s long term bank loan as of March 31, 2010 and December 31, 2009 are as following:

	March 31,2010 (unaudited)	December 31,2009
Loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014. Interest at 5.76% for the first year and subject to adjustment after the second year, secured by equipment	$13,203,000	$-

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which SPDB agreed to lend $17,676,000 to JBLNG. SPDB transferred $13.2 million to JBLNG on March 17, 2010. The loan is secured by Xi’an Xilan Natural Gas Co., ltd (“XXNGC”)’s equipments and vehicles located within PRC. The carrying net value of the asset pledged is $12,701,756 as of March 31, 2010. XXNGC also entered into a guaranty with SPDB to guarantee the repayment of the loans. The Company is required to make mandatory prepayments on the long term loan in the following date and amounts:

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

Note 15 – Subsequent Event

As disclosed in Note 3, Ms. Taoxiang has paid off the principal of $9,858,240 and interest of $140,722 as of April 27, 2010.

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

We had total revenues of $19,366,823 and $18,527,666 for the three months ended March 31, 2010 and 2009 respectively. We had net income of $3,995,270 and $4,201,623 for the three months ended March 31, 2010 and 2009 respectively.

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

Long-term loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,676,000 to JBLNG. SPDB transferred $13.2 million to JBLNG on March 17, 2010. The applicable interest rate of this loan is the People’s Bank of China’s standard three to five year rate, 5.76% for the first year and subject to adjustment commencing the second year. The loan period is 58 months from the date of effectiveness of the contract, and will be repaid annually. The loan is secured by XXNGC’s equipment and vehicles located within PRC and a guarantee from XXNGC.

CONTRACTUAL OBLIGATIONS

Our contractual obligations are as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$40,000	$-	$20,000	$20,000		$-
Long-term loan	13,203		8,802	4,401
Other Long-Term Liabilities Reflected on Company's Balance Sheet(1)	17,500			17,500
Total	$70,703	$-	$28,802	$41,901	$

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures (Restated)

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and after considering the material weaknesses in our internal control over financial reporting discussed in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 under the heading "Management's Report on Internal Control over Financial Reporting (Restated)," our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2010 were not effective because the Company failed to implement policies and procedures that would have prevented the Company's:

•	failure to disclose the Loan, the Pledge and the Guarantee as subsequent events in the footnotes to its consolidated financial statements included in the Annual Report;

•
failure to disclose the Loan, the Pledge and the Guarantee in the Original Filing, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

•	failure to file a Current Report on Form 8-K within four days after entry into the Loan, the Pledge and the Guarantee;

•
incorrect determination that the Pledge constituted a breach of the Indenture, which led the Company to erroneously (i) make the Reclassification and related amendments in the Amended 10-K and Amended 10-Q, (ii) disclose in the Amended 10-K, the Amended 10-Q and the Quarterly Report for the quarter ended June 30, 2010 that the Pledge constituted a breach of the indenture and (iii) classify the Senior Notes and warrants as current liabilities instead of long term liabilities in the Quarterly Report for the quarter ended June 30, 2010; and

•
failure to document and communicate to the Board of Directors and all members of management the evaluation of disclosure requirements in connection with acquisitions of four natural gas stations in the second quarter of 2010 and the acquisition of Hanchun Makou Yuntong Compressed Natural Gas Co., Ltd. in the third quarter of 2010.

Changes in internal control over financial reporting

Other than as disclosed in Amendment No. 2 to the Annual Report, filed on September 30, 2010, under the headings “Item 9A. Controls and Procedures – Management’s Report on Internal Control over Financial Reporting (Restated)” and “– Management’s Remediation Initiatives,” there was no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

A former member of the board of directors filed a lawsuit on June 16, 2008 against the Company in New York State Supreme Court, Nassau County, in which he sought, among other things, to recover a portion of his monthly compensation plus 20,000 options that he alleged were due to him pursuant to a written agreement. After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint. The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company. The current board of directors complied with the court's decision by tendering an option agreement to the plaintiff consistent with the court's decision, but the plaintiff refused to execute the agreement, and instead filed an appeal. On March 16, 2010, the Appellate Division, Second Department, modified the decision and order of the trial court and dismissed the action in its entirety. Subsequently, the plaintiff has sought leave to appeal the appellate court's decision in New York state's highest court.

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

Item 4.  (Removed and Reserved)

Item 5.  Other Information

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

Item 6.  Exhibits

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

China Natural Gas, Inc.

September 30, 2010	By:	/s/ Qinan Ji

Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

September 30, 2010	By:	/s/ David She

David She
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)