Form 10-Q/A
period 2010-06-30
China Natural Gas, Inc.
filed 2010-10-01
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
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

EXLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends the Quarterly Report of China Natural Gas, Inc. (the “Company”) for the quarter ended June 30, 2010, originally filed on August 13, 2010 (the “Original Filing”).

As previously disclosed in the Original Filing, in February 2010, the Company obtained a bank loan in the amount of $17.7 million (the "Loan") and, in connection with the Loan, Xi'an Xilan Natural Gas Co. Ltd., the Company's variable interest entity, pledged its equipment and vehicles located within China to secure the Loan (the "Pledge") and guaranteed the repayment of the Loan (the "Guarantee").

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

Therefore, the Company filed a Current Report on Form 8-K on August 19, 2010 to disclose that its financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 (the "Annual Report") and its Quarterly Report for the quarter ended March 31, 2010 (the “Quarterly Report”) should not be relied upon, and, on August 20, 2010, the Company filed:

•
Amendment No. 1 to the Annual Report (as amended, the “Amended 10-K”) to (i) restate the financial statements contained therein to make the Reclassification and disclose as subsequent events the Loan, the Pledge and the Guarantee as well as the initial determination that the Pledge was not permitted under the Indenture, (ii) make other amendments to the Annual Report to give effect to the foregoing and (iii) amend Part II, Item 9A, Controls and Procedures of the Annual Report; and

•
Amendment No. 1 to the Quarterly Report (as amended, the “Amended 10-Q”) to (i) amend Part II, Item 4, Other Information, of the Quarterly Report to disclose the Loan, the Pledge and the Guarantee as well as the initial determination that the Pledge was not permitted under the Indenture, (ii) restate the financial statements contained therein to make the Reclassification, record the Loan as a long term liability and record an increase in restricted cash as a result of obtaining the proceeds of the Loan; (iii) make other amendments to the Quarterly Report to give effect to the foregoing; (iv) amend Part I, Item 4, Controls and Procedures, of the Quarterly Report; and (v) file the Loan, the Pledge and the Guarantee as exhibits to the Amended 10-Q.

Also, in the Original Filing, the Company (i) recorded the Senior Notes and warrants, which were described as redeemable, as current liabilities in the financial statements contained therein; (ii) made other disclosures in the Original Filing to give effect to the foregoing; and (iii) disclosed in Part II, Item 4, Other Information, of the Original Filing the Loan, the Pledge and the Guarantee as well as the initial determination that the Pledge was not permitted under the Indenture.

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

The purpose of this Amended Filing is to reverse all disclosure in the Original Filing related to the Reclassification and to further amend Part I, Item 4, Controls and Procedures. With respect to the former, the amendments herein include: (i) reclassification of the Company’s Senior Notes payable and the fair value of the redeemable warrants from current liabilities to long term liabilities, (ii) removal of the statements indicating that the Pledge was not permitted under the Indenture, and (iii) other amendments to the Original Filing to give effect to the foregoing.

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

China Natural Gas, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December, 31
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$42,606,410	$48,177,794
Accounts receivable, net of allowance for doubtful accounts of $206,514 and $163,280 as of June 30, 2010 and December 31, 2009, respectively	1,174,673	1,289,116
Other receivables	36,942	709,741
Other receivable - employee advances	303,887	338,689
Inventories	842,259	841,837
Advances to suppliers	1,385,058	596,868
Prepaid expense and other current assets	3,769,977	1,076,915
Loans receivable	-	293,400
Total current assets	50,119,206	53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	1,467,000
PROPERTY AND EQUIPMENT, NET	80,342,000	72,713,012
CONSTRUCTION IN PROGRESS	78,363,718	52,918,236
DEFERRED FINANCING COSTS	1,132,082	1,336,998
OTHER ASSETS	17,262,417	15,854,910
TOTAL ASSETS	$228,686,423	$197,614,516
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,550,860	$2,081,261
Other payables	96,412	80,788
Unearned revenue	2,282,024	1,813,641
Accrued interest	706,065	786,052
Taxes payable	2,051,374	1,901,577
Total current liabilities	8,686,735	6,663,319

LONG TERM LIABILITIES:
Notes payable, net of discount $11,135,111 and $12,707,713 as of June 30, 2010 and December 31, 2009, respectively	28,864,889	27,292,287
Derivative liabilities - warrants	18,487,455	19,545,638
Long term debt	17,676,000	-
Total long term liabilities	65,028,344	46,837,925

Total liabilities	73,715,079	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,321,904 shares issued and outstanding at June 30, 2010 and December 31, 2009	2,132	2,118
Additional paid-in capital	81,394,533	79,851,251
Cumulative other comprehensive gain	9,473,023	8,714,019
Statutory reserves	6,925,689	5,962,695
Retained earnings	57,175,967	49,583,189
Total stockholders' equity	154,971,344	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$228,686,423	$197,614,516

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

Note 2 - Restatement of Previously Reported Consolidated Financial Statement

The Company has restated its quarterly consolidated financial statements as of June 30, 2010.

The purpose of restating the aforementioned consolidated financial statements is to reverse all disclosures related to the reported violation of the Indenture for the Company’s 5% Guaranteed Senior Notes (the “Senior Notes”) issued to Abax Lotus Ltd. (“Abax”). The Company’s Audit Committee made a decision to restate the consolidated financial statements upon the recommendation of the board of directors and management following the confirmation by two different independent law firms that the opinion on which the Company had previously relied – the basis of its conclusion that it had violated the Indenture – was incorrect. The general nature and scope of the adjustments are summarized as follows:

•
(1) Reclassification of senior notes payable——on February 26, 2010, the Company entered into a bank loan of $17.7 million with Pudong Development Bank Xi’an Branch (“SPDB”) (the “Bank Loan”).  The loan is secured by the Company’s variable interest entity Xi’an Xilan Natural Gas Co., Ltd.’s (“XXNGC”) equipment and vehicles located within the PRC.  The Company was entitled to borrow amounts under the loan between March 1, 2010 to June 30, 2010.  In connection with the Bank Loan, XXNGC pledged its equipment and vehicles located in PRC to secure the Bank Loan (the “Pledge”) and guaranteed the repayment of the Bank Loan.  The original opinion on which the Company relied indicated that the Pledge was prohibited by the Indenture for the Senior Notes.  As a result, the Company believed that Abax had the right to declare a default under the Indenture and could thereafter accelerate the Senior Notes, and consequently, that the Company was required to classify the Senior Notes as short term liabilities in its consolidated financial statements as of June 30, 2010. Subsequent to preparing such financial statements, management of the Company internally revisited the analysis of whether the Pledge was indeed prohibited by the Indenture and determined that it was not. The Company engaged two additional independent law firms who reviewed and confirmed this determination. As a result, the Company reclassifies the Senior Notes in an amount of $28 million from short term liabilities to long term liabilities.

•
(2) Reclassification of fair value of the redeemable warrants—— in connection with the Senior Notes, the Company issued certain warrants to purchase the Company’s common stock pursuant to a Warrant Agreement and Warrant Certificates.  Under the terms of the Warrant Agreement, in the event of a default under the Indenture for the Senior Notes, the warrant holders are entitled to require the Company to redeem the warrants for a price equal to the pro rata portion of the aggregate redemption price of $17,500,000 applicable to the warrants tendered by such holders.  As described above, in connection with the preparation of the consolidated financial statements as of June 30, 2010, the Company believed the Pledge was prohibited by the Indenture and that Abax had a right to declare an event of default under the Indenture. Accordingly, the Company also believed that the warrant holders were entitled to require the Company to redeem their warrants and, consequently, that the Company was required to classify from long term liabilities to short term liabilities the fair value of the redeemable warrants. As a result of the Company’s conclusion that the Pledge was not prohibited by the Indenture, the Company reclassifies the warrants in an amount of $17.5 million from short term liabilities to long term liabilities.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

The following tables present the adjustments due to the restatements of the Company’s previously issued consolidated balance sheet as of June 30, 2010.

	Consolidated Balance Sheet
	30-Jun-10
	Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$42,606,410		$-	$42,606,410
Accounts receivable	1,174,673		-	1,174,673
Other receivables	36,942		-	36,942
Other receivable - employee advances	303,887		-	303,887
Inventories	842,259		-	842,259
Advances to suppliers	1,385,058		-	1,385,058
Prepaid expense and other current assets	3,769,977		-	3,769,977
Loans receivable	-		-	-
Total current assets	50,119,206		-	50,119,206

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000		-	1,467,000
PROPERTY AND EQUIPMENT, NET	80,342,000		-	80,342,000
CONSTRUCTION IN PROGRESS	78,363,718		-	78,363,718
DEFERRED FINANCING COSTS	1,132,082		-	1,132,082
OTHER ASSETS	17,262,417		-	17,262,417

TOTAL ASSETS	$228,686,423			$228,686,423

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,550,860		-	$3,550,860
Other payables	96,412		-	96,412
Unearned revenue	2,282,024		-	2,282,024
Accrued interest	706,065		-	706,065
Taxes payable	2,051,374		-	2,051,374
Notes payable	28,864,889	(1)	(28,864,889)	-
Redeemable liabilities-warrants	17,500,000	(2)	(17,500,000)	-
Total current liabilities	55,051,624		(46,364,889)	8,686,735

LONG TERM LIABILITIES:
Notes payable	-	(1)	28,864,889	28,864,889
Derivative liabilities - warrants	987,455	(2)	17,500,000	18,487,455
Long term debt	17,676,000		-	17,676,000
Total long term liabilities	18,663,455		46,364,889	65,028,344

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock	-		-	-
Common stock	2,132		-	2,132
Additional paid-in capital	81,394,533		-	81,394,533
Cumulative other comprehensive gain	9,473,023		-	9,473,023
Statutory reserves	6,925,689		-	6,925,689
Retained earnings	57,175,967		-	57,175,967
Total stockholders' equity	154,971,344		-	154,971,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$228,686,423		-	$228,686,423

Note 3 - Summary of Significant Accounting Policies

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

	Carrying Value at June 30, 2010	Fair Value Measurement at June 30, 2010
	(unaudited)	Level 1	Level 2	Level 3
Long-term debt	$17,676,000	-	$-	$16,720,097
Senior notes	28,864,889			36,821,779
Redeemable liability - warrants	17,500,000			16,115,013
Derivative liability - warrants	987,455	-	987,455	-
Total liability measured at fair value	$65,028,344	$-	$987,455	$69,656,889

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

Note 6 - Long term Loan

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

Note 12 – Earnings per Share

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

Note 15 - Subsequent Event

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations are as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations	$40,000	$-	$20,000	$20,000	$-
Other Long-Term Liabilities Reflected on Company's Balance Sheet(1)	17,500	-	-	17,500	-
Long-term loan	17,676	-	8,838	8,838	-
Total	$75,176	$-	$28,838	$46,338	$-

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and after considering the material weaknesses in our internal control over financial reporting discussed in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 under the heading "Management's Report on Internal Control over Financial Reporting (Restated)," our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on June 30, 2010 were not effective because the Company failed to implement policies and procedures that would have prevented the Company's:

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

•	failure to file a Current Report on Form 8-K within four days after entry into the Loan, the Pledge and the Guarantee; and

•
incorrect determination that the Pledge constituted a breach of the Indenture, which led the Company to erroneously (i) make the Reclassification and related amendments in the Amended 10-K and Amended 10-Q, (ii) disclose in the Amended 10-K, the Amended 10-Q and the Original Filing that the Pledge constituted a breach of the indenture and (iii) classify the Senior Notes and warrants as current liabilities instead of long term liabilities in the Original Filing; and

•
failure to document and communicate to the Board of Directors and all members of management the evaluation of disclosure requirements in connection with acquisitions of four natural gas stations in the second quarter of 2010 and the acquisition of Hanchun Makou Yuntong Compressed Natural Gas Co., Ltd., in the third quarter of 2010.

Changes in internal control over financial reporting

Other than as disclosed in Amendment No. 2 to the Annual Report, filed on September 30, 2010, under the headings “Item 9A. Controls and Procedures – Management’s Report on Internal Control over Financial Reporting (Restated)” and “– Management’s Remediation Initiatives,” there was no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2010, the Company has borrowed the entire amount of the Loan and is required to make mandatory payments on the Loan on dates and in amounts as follows:

March 5, 2012	$4,419,000
March 5, 2013	$4,419,000
March 5, 2014	$4,419,000
December 5, 2014	$4,419,000

Item 6.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit

10.1**	Loan Contract of Fixed Asset dated February 26, 2010, by the between Jingbian Xi’an Xilan Liquefied Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

10.2**	Mortgage Contract of Movables dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

10.3**	Contract of Guarantee dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*   Filed herewith
** Filed with the Original Filing.

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