Form 10-Q
period 2010-09-30
China Natural Gas, Inc.
filed 2010-11-15
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number: 001-31539

CHINA NATURAL GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0231607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19th Floor, Building B, Van Metropolis
35 Tang Yan Road, Hi-Tech Zone
Xi’an, 710065, Shaanxi Province, China
+86-29-8832-7391
 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s common stock as of November 10, 2010 was 21,321,904.

CHINA NATURAL GAS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$36,340,993	$48,177,794
Accounts receivable, net of allowance for doubtful accounts of $298,069 and
$163,280 as of September 30, 2010 and December 31, 2009, respectively	1,388,340	1,289,116
Other receivables	152,828	709,741
Other receivable - employee advances	304,257	338,689
Inventories	942,683	841,837
Advances to suppliers	2,637,902	596,868
Prepaid expense and other current assets	4,011,747	1,076,915
Loans receivable	-	293,400
Total current assets	45,778,750	53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,497,000	1,467,000
PROPERTY AND EQUIPMENT, NET	81,451,064	72,713,012
CONSTRUCTION IN PROGRESS	90,032,715	52,918,236
DEFERRED FINANCING COSTS	1,029,624	1,336,998
OTHER ASSETS	17,512,159	15,854,910

TOTAL ASSETS	$237,301,312	$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,832,686	$2,081,261
Other payables	109,981	80,788
Other payable - related party	1,347,300	-
Unearned revenue	2,220,352	1,813,641
Accrued interest	135,415	786,052
Taxes payable	1,870,183	1,901,577
Notes payable - current maturities, net of discount $856,949 and $0 as of
September 30, 2010 and December 31, 2009, respectively	2,476,384	-
Total current liabilities	11,992,301	6,663,319

LONG TERM LIABILITIES:
Notes payable, net of discount $9,426,443 and $12,707,713 as of
September 30, 2010 and December 31, 2009, respectively	27,240,224	27,292,287
Derivative liabilities - warrants	18,037,635	19,545,638
Long term debt	17,964,000	-
Total long term liabilities	63,241,859	46,837,925

Total liabilities	75,234,160	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued;	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,321,904 and 21,183,904 shares
issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,132	2,118
Additional paid-in capital	81,602,751	79,851,251
Cumulative other comprehensive gain	12,775,770	8,714,019
Statutory reserves	7,326,855	5,962,695
Retained earnings	60,359,644	49,583,189
Total stockholders' equity	162,067,152	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$237,301,312	$197,614,516

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues
Natural gas revenue	$17,836,178	$15,454,386	$49,540,810	$46,140,884
Gasoline revenue	1,904,357	1,633,478	5,407,013	4,440,892
Installation and others	2,585,939	3,037,320	7,881,073	8,813,594
Total revenues	22,326,474	20,125,184	62,828,896	59,395,370

Cost of revenues
Natural gas cost	9,904,265	7,536,188	26,126,909	21,773,635
Gasoline cost	1,798,825	1,534,806	5,076,397	4,194,615
Installation and others	1,234,189	1,336,498	3,525,895	3,797,586
Total cost of revenues	12,937,279	10,407,492	34,729,201	29,765,836

Gross profit	9,389,195	9,717,692	28,099,695	29,629,534

Operating expenses
Selling expenses	3,663,654	2,668,175	9,610,436	7,845,784
General and administrative expenses	1,732,058	1,160,587	5,463,580	3,503,265
Total operating expenses	5,395,712	3,828,762	15,074,016	11,349,049

Income from operations	3,993,483	5,888,930	13,025,679	18,280,485

Non-operating income (expense):
Interest income	49,403	7,248	398,790	23,940
Interest expense	-	(68,407)	-	(745,064)
Other income (expense), net	(18,914)	178,728	24,624	(137,954)
Change in fair value of warrants	449,820	(357,979)	1,508,003	(1,473,762)
Foreign currency exchange gain (loss)	(54,167)	280	(96,942)	(50,527)
Total non-operating income (expense)	426,142	(240,130)	1,834,475	(2,383,367)

Income before income tax	4,419,625	5,648,800	14,860,154	15,897,118

Provision for income tax	834,783	1,001,281	2,719,539	3,185,220

Net income	3,584,842	4,647,519	12,140,615	12,711,898

Other comprehensive income
Foreign currency translation gain	3,302,747	195,040	4,061,751	39,928
Comprehensive income	$6,887,589	$4,842,559	$16,202,366	$12,751,826

Weighted average shares outstanding
Basic	21,321,904	15,754,696	21,251,882	14,985,001
Diluted	21,422,527	16,139,820	21,532,612	15,035,172

Earnings per share
Basic	$0.17	$0.29	$0.57	$0.85
Diluted	$0.17	$0.29	$0.56	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Accumulative	Retained Earnings		Total
	Common Stock		Paid-in	Other Comprehensive	Statutory		Stockholders'
	Shares	Amount	Capital	Gain	Reserve	Unrestricted	Equity
Balance as of December 31, 2008	14,600,154	$1,460	$32,115,043	$8,661,060	$3,730,083	$27,140,775	$71,648,421

Cumulative effect of reclassification of warrants			(6,858,54)			5,844,239	(1,014,308)
Stock issuance for cash at $8.75	6,583,750	658	57,607,155				57,607,813
Offering costs			(3,237,452)				(3,237,452)
Options issued for services			44,526				44,526
Stock Based Compensation			142,146				142,146
Cumulative translation adjustment				39,928			39,928
Net Income						12,711,898	12,711,898
Transfer to statutory reserve					1,687,330	(1,687,330)	-

Balance as of September 30, 2009 (Unaudited)	21,183,904	$2,118	$79,812,871	$8,700,988	$5,417,413	$44,009,582	$137,942,972

Options issued for services			22,008				22,008
Stock Based Compensation			16,371				16,371
Cumulative translation adjustment				13,031			13,031
Net Income						6,118,889	6,118,889
Transfer to statutory reserve					545,282	(545,282)	-
							-
Balance as of December 31, 2009	21,183,904	$2,118	$79,851,250	$8,714,019	$5,962,695	$49,583,189	$144,113,271

Exercise of stock options	138,000	14	676,186				676,200
Options issued for services			66,024				66,024
Stock-based compensation			1,009,291				1,009,291
Cumulative translation adjustment				4,061,751			4,061,751
Net Income						12,140,615	12,140,615
Transfer to statutory reserve					1,364,160	(1,364,160)	-
							-
Balance as of September 30, 2010 (Unaudited)	21,321,904	$2,132	$81,602,751	$12,775,770	$7,326,855	$60,359,644	$162,067,152

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,140,615	$12,711,898
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,798,446	4,175,175
Loss on disposal of equipment	-	21,372
Provision for bad debt	129,167	-
Amortization of discount on senior notes	-	280,250
Amortization of financing costs	-	63,940
Stock based compensation	1,075,315	186,672
Change in fair value of warrants	(1,508,003)	1,473,762
Change in assets and liabilities:
Accounts receivable	(200,764)	(235,396)
Other receivable	561,238	(31,011)
Other receivable - employee advances	40,640	93,231
Inventories	(82,178)	(754,309)
Advances to suppliers	(1,993,592)	(971,240)
Prepaid expense and other current assets	(2,778,533)	223,206
Accounts payable and accrued liabilities	1,681,392	611,924
Other payables	27,211	121,234
Unearned revenue	363,203	796,827
Accrued interest	(650,637)	(586,173)
Taxes payable	(69,060)	80,025
Net cash provided by operating activities	13,534,460	18,261,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third parties	(14,259,240)	-
Repayment from loan to third parties	14,553,440	-
Proceeds from sales of equipment	-	41,308
Purchase of property and equipment	(6,557,183)	(47,797)
Additions to construction in progress	(22,433,455)	(18,064,065)
Return of acquisition deposit	1,618,100	449,970
Prepayment for long term assets	(8,323,603)	(4,434,118)
Prepayment for land use rights	(1,765,200)	(455,830)
Payment for acquisition of business	(3,648,080)	-
Payment for intangible assets	(4,882,939)	(68,347)
Net cash used in investing activities	(45,698,160)	(22,578,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	17,652,000	-
Stock issued from exercise of stock options	676,200	-
Proceeds from stock issurance	-	57,607,813
Payment for offering costs	-	(3,237,452)
Proceeds from related party loan	1,323,900	-
Net cash provided by financing activities	19,652,100	54,370,361

Effect of exchange rate changes on cash and cash equivalents	674,799	24,327

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(11,836,801)	50,077,196

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,177,794	5,854,383

CASH & CASH EQUIVALENTS, END OF PERIOD	$36,340,993	$55,931,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$2,629,926	$1,014,956
Income taxes paid	$3,012,334	$3,176,730

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$4,143,807	$2,199
Prepayment on long term assets transferred to construction in process	$15,924,502	$57,756
Capitalized interest - amortization of discount of notes payable and issuance cost	$2,731,695	$1,983,698

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company”) was incorporated in the state of Delaware on March 31, 1999. The Company through its wholly-owned subsidiaries and variable interest entities, located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites.

Recent Developments

On September 8, 2009, Shaanxi Xilan Natural Gas Equipment Co., Ltd (“Xilan Equipment”) increased its registered capital by $26,000,000 from $53,929,260 to $79,929,260. The Company contributed $10,000,000 and $16,000,000 in registered capital to Xilan Equipment on September 29, 2009 and January 13, 2010, respectively.

On February 5, 2010 and April 23, 2010, Jingbian Liquefied Natural Gas Co., Ltd. (“JBLNG”) increased its registered capital by $6,026,343 and $11,668,376, respectively, which was invested by Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) in the form of equipment and cash.

During the second quarter of 2010, XXNGC effectively acquired 100% of the assets and operating rights of four natural gas stations in Xi’an, PRC, for aggregate cash consideration of $10,502,490.

On May 29, 2010, Hubei Xilan Natural Gas Co., Ltd. (“Hubei Xilan”) agreed to purchase 100% of the equity interests of Hanchuan Makou Yuntong Compress Natural Gas Co., Ltd. (“Makou”), a limited liability company formed under the laws of the PRC, from eight individuals for a purchase price of $3,648,080.  Makou owns and operates a CNG compressor station in Hanchuan City, Hubei Province, and purchases natural gas from pipelines, conducts compressing and sells natural gas on a wholesale basis through tankers to fueling stations in Hubei Province. In July 2010, Hubei Xilan obtained full control of Makou’s assets, operations and financial policies.

Note 2- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the PRC Renminbi (“RMB”); however, the Company’s reporting currency is the United States dollar; therefore, the accompanying consolidated financial statements have been translated and presented in United States dollars.

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period presented. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Natural Gas, Inc. and its wholly-owned subsidiaries, and its 100% variable interest entity (“VIE”), XXNGC, and XXNGC’s wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated in the consolidation.

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

On February 21, 2006, the Company formed Xilan Equipment as a wholly foreign owned enterprise (“WFOE”) under the laws of the PRC. Then, through Xilan Equipment, the Company entered into exclusive arrangements with XXNGC and its shareholders that give the Company the ability to substantially influence XXNGC’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. The Company memorialized these arrangements on August 17, 2007. As a result, the Company consolidates the financial results of XXNGC as a VIE. The Company’s arrangements with XXNGC consist of the following agreements:

•
Consulting Service Agreement, dated August 17, 2007. Under this agreement entered into between Xilan Equipment and XXNGC, Xilan Equipment provides XXNGC exclusive consulting services with respect to XXNGC’s general business operations, human resources and research and development. In return, XXNGC pays a quarterly service fee to Xilan Equipment, which is equal to XXNGC’s revenue for such quarter. The term of this agreement is indefinite unless Xilan Equipment notifies XXNGC of its intention to terminate this agreement. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

•
Operating Agreement, dated August 17, 2007. Under this agreement entered into between Xilan Equipment, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, Xilan Equipment agrees to fully guarantee XXNGC’s performance of all operations-related contracts, agreements or transactions with third parties, and, in return, XXNGC agrees to pledge all of its assets, including accounts receivable, to Xilan Equipment. The XXNGC shareholders party to this operating agreement agree to, among other things, appoint as XXNGC’s directors, individuals recommended by XXNGC, and appoint Xilan Equipment’s senior officers as XXNGC’s general manager, chief financial officer and other senior officers. The term of this agreement is indefinite unless Xilan Equipment notifies XXNGC of its intention to terminate this agreement with 30 days prior notice. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

•
Equity Pledge Agreement, dated August 17, 2007. Under this agreement entered into between Xilan Equipment, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, to secure the payment obligations of XXNGC under the consulting service agreement described above, the XXNGC shareholders party to this equity pledge agreement have pledged to Xilan Equipment all of their equity ownership interests in XXNGC. Upon the occurrence of certain events of default specified in this agreement, Xilan Equipment may exercise its rights and foreclose on the pledged equity interest. Under this agreement, the pledgors may not transfer the pledged equity interest without Xilan Equipment’s prior written consent. This agreement will also be binding upon successors of the pledgor and transferees of the pledged equity interest. The term of the pledge is two years after the obligations under the Consulting Service Agreement have been fulfilled. This agreement is retroactive to March 8, 2006.

•
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

•
Addendum to the Option Agreement, dated August 8, 2008. Under this addendum to the option agreement entered into between Xilan Equipment, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders irrevocably granted to Xilan Equipment an option to purchase the XXNGC shareholders’ additional equity interests in XXNGC (the “Additional Equity Interest”) in connection with any increase in XXNGC’s registered capital subsequent to the execution of the option agreement described above, at $1.00 or the lowest price permissible under applicable law at the time that Xilan Equipment exercises the option to purchase the Additional Equity Interest. The option agreement can be terminated by Xilan Equipment by notifying XXNGC of its intention to terminate this agreement with 30 days prior notice. This addendum is retroactive to June 30, 2008.

•
Proxy Agreement, dated August 17, 2007. Under this agreement entered into between Xilan Equipment, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders irrevocably granted to Xilan Equipment the right to exercise their shareholder voting rights, including attendance at and voting of their shares at shareholders meetings in accordance with the applicable laws and XXNGC’s articles of association. This agreement is retroactive to March 8, 2006.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The functional currency of XXNGC and the Company’s and XXNGC’s PRC subsidiaries, and, therefore, the functional currency of the Company, is the RMB. The results of operations and financial position of XXNGC and the Company’s and XXNGC’s PRC subsidiaries are translated to United States dollars using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. As a result, translation adjustment amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts, with the exception of equity, were translated at the September 30, 2010 exchange rate of RMB 6.68 to $1.00 as compared to RMB 6.82 to $1.00 at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three and nine months ended September 30, 2010 and 2009, were RMB 6.80 to $1.00 and RMB 6.82 to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of September 30, 2010 and December 31, 2009, the Company had total deposits of $35,738,594 and $47,459,560, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts Receivable

Accounts receivable are netted against an allowance for uncollectible accounts, as necessary. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Reserves are recorded primarily on a specific identification basis in the period of the related sales. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company recorded an allowance for bad debts in the amount of $298,069 and $163,280 as of September 30, 2010 and December 31, 2009, respectively.

Other Receivable – Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units to ensure certain transactions are performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of September 30, 2010 and December 31, 2009, no allowance for the uncollectible accounts was deemed necessary.

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

The following are the details of the inventories:

	September 30, 2010 (unaudited)	December 31, 2009
Materials and supplies	$438,872	$345,611
Gasoline	503,811	496,226
Total	$942,683	$841,837

Advances to Suppliers

The Company makes advances to certain vendors for purchases of materials. The advances are interest-free and unsecured.

Loans Receivable

Loans receivable consists of the following:

	September 30, 2010 (unaudited)	December 31, 2009
Shanxi Tuojin Mining Company, due on November 30, 2009, extended to November 30, 2010, annual interest at 5.84%(1)	$-	$293,400
Shanxi JunTai Housing Purchase Ltd., due on January 10, 2011, annual interest at 5.84%(2)	-	-
Ms. Taoxing Wang, due on February 19, 2011, annual interest at 5.84%(3)	-	-
Total	$-	$293,400

(1)	Shanxi Tuojin Mining Company paid off this loan on March 11, 2010.

(2)
On January 11, 2010, the Company extended a loan of $4,401,000 to Shanxi JunTai Housing Purchase Ltd., a third party, with an interest rate of 5.84% and a term of one year. On May 26, 2010, the Company received the loan repayment of $4,488,923 from JunTai Housing Purchase Ltd, including the entire principal of $4,401,000 and interest of $87,923.

(3)
On February 20, 2010, the Company extended a loan of $9,858,240 to Ms. TaoXiang Wang, a third party individual. On April 22 and April 27, 2010, Ms. Wang repaid $5,868,000 and $4,130,962, respectively, of which $9,858,240 was the entire principal and $140,722 was interest.

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

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. If the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd. (“JV”), which is engaged in building and operating compressed natural gas (“CNG”) compressor stations and fueling stations, selling CNG, providing vehicle conversion services from gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles and technical advisory work services in Henan Province, PRC. The investment in the JV amounted to $1,497,000 and $1,467,000 at September 30, 2010 and December 31, 2009, respectively. The JV did not have any operations as of September 30, 2010.

The financial position of the JV as of September 30, 2010 is summarized below:

	September 30, 2010 (unaudited)	December 31, 2009
Current assets	$3,055,102	$2,993,878
Noncurrent assets	-	-
Total assets	$3,055,102	$2,993,878
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$3,055,102	$2,993,878
Total liabilities and equity	$3,055,102	$2,993,878

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	September 30, 2010 (unaudited)	December 31, 2009
Office equipment	$516,000	$439,055
Operating equipment	69,477,224	61,350,503
Vehicles	3,171,359	2,486,614
Buildings and improvements	26,407,134	21,414,553
Total property and equipment	99,571,717	85,690,725
Less accumulated depreciation	(18,120,653)	(12,977,713)
Property and equipment, net	$81,451,064	$72,713,012

Depreciation expense for the three months ended September 30, 2010 and 2009 was $1,725,861 and $1,390,659 respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $4,792,833 and $4,170,241 respectively.

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for CNG fueling stations and liquefied natural gas (“LNG”) projects, a natural gas infrastructure project in the Xi’an International Port District and other projects, including technology licensing fees, equipment purchases, land use rights requisition cost, capitalized interest and other construction fees. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

As of September 30, 2010 and December 31, 2009, the Company had construction in progress in the amount of $90,032,715 and $52,918,236, respectively. Interest cost capitalized into construction in progress for the three months ended September 30, 2010 and 2009, amounted to $1,730,719 and $1,388,870, respectively. Interest cost capitalized into construction in progress for the nine months ended September 30, 2010 and 2009, amounted to $4,721,416 and $3,419,796, respectively.

Construction in progress at September 30, 2010 is set forth in the table below. The estimated additional cost to complete column reflects amounts currently estimated by management to be necessary to complete the relevant project as it is currently contemplated to be completed. As of September 30, 2010, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 14 to these consolidated financial statements.

Project Description	Location	September 30, 2010 (unaudited)		Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$61,908,112	(1)	December 2006	December 2010(2)	$6,564,156	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	18,151,609	(4)	December 2006	December 2015	224,550,000	(5)
Sa Pu Mother Station	Henan Province, PRC	901,695		July 2008	June 2011	6,300,000
International port(6)	International Port District, Xi’an, PRC	5,051,908		May 2009	December 2020	299,400,000
Other projects	PRC	4,019,391		Various	Various	500,000
		$90,032,715				$537,314,156

(1)	Includes $54,233,249 of construction cost and $7,674,863 of capitalized interest for phase I of the LNG Project.

(2)
The Company initiated its first test run in July 2010. The remaining aspects of the test run, which the Company aims to complete in December 2010, include testing the operation of various components and equipment of phase I of the plant.

(3)
Includes $4,387,479 of construction cost and $2,176,677 of capitalized interest that the Company currently expects to expend to complete test runs and satisfy installment payments to contractors. The total expected cost of $68,472,238 million is more than the Company anticipated. The increased costs to achieve LNG processing capacity of 500,000 cubic meters are attributable to unforeseen cost overruns and escalations, including increases in material and labor costs incurred to reinforce pilings based upon modified engineering analyses, as well as rising land prices, which the Company believes resulted from recent energy resource exploration activities in nearby areas. Phase I construction has also experienced delays due to changes in government policies with respect to tariff exemptions for core equipment imported by the Company and related additional document requirements of the customs agency of Shaanxi Province, and increased international shipment times for ordered equipment due to the modification by international shippers of traditional shipment routes to avoid pirates along the coast of Somalia.

(4)	Includes $15,901,321 of construction cost and $2,250,288 of capitalized interest for phase II and phase III of the LNG project.

(5)
This amount reflects management’s current estimate that an investment in phases II and III through December 15, 2015, including an estimated $204.5 million of construction cost and $20 million of capitalized interest, would finance the construction of a facility capable of processing 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters per year. The Company has not made a final determination regarding the processing capacity for phases II and III.

(6)
The Xi’an International Port District Committee, a local government agency, has appointed XXNGC pursuant to a conditional non-binding agreement to be the developer of natural gas infrastructure for the Xi’an International Port District, a formerly agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for constructing, and all costs related to the construction of, a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost to complete the project of $299,400,000 is based upon a third party feasibility study and management’s current estimates. The Company is currently the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company determines not to proceed further with this project, it expects to be able to obtain a refund from subcontractors of the $5,051,908 invested as of September 30, 2010 or transfer the construction in progress assets.

Goodwill

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if indicators of impairment exist. The Company uses a two-step goodwill impairment test to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Intangible Assets

Intangible assets mainly consist of operating rights for four natural gas stations acquired in the second quarter of 2010 and land use rights.

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely.  The operating rights will not be amortized until their useful life is deemed to be no longer indefinite. The Company evaluates intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.

All land in the PRC is owned by the government. However, the government grants the user “land use rights.” The costs of these rights are being amortized over the remaining life of the rights using the straight-line method as follows:

Intangible assets	Estimated useful lives
Land use rights	30 years

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010, there were no significant impairments of its long-lived assets.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayments as unearned revenue when the payments are received.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and provide disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

The FASB accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both indexed to the Company’s own stock and classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This FASB accounting standard also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception.

As a result of adopting this FASB accounting standard, 383,654 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in United States dollars, a currency other than the Company’s functional currency, the RMB. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants had been treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5,844,239 to retained earnings at the beginning of the period and $1,014,308 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $537,635 and $2,045,638 on September 30, 2010 and December 31, 2009, respectively. The Company recognized a gain of $449,820 and a loss of $357,979 for the three months ended September 30, 2010 and 2009, respectively, to reflect the change in fair value of the warrants. The Company recognized a gain of $1,508,003 and a loss of $1,473,762 for the nine months ended September 30, 2010 and 2009, respectively, to reflect the change in fair value of the warrants.

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model with the following assumptions:

	September 30, 2010 (unaudited)	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	2.07	2.82
Risk-free interest rate	0.44%	1.49%
Expected volatility	86%	90%

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on United States Treasury securities with a term equal to the remaining term of the warrants.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of the derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Option Pricing Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment and the pricing inputs are observed from actively quoted markets.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010.

	Carrying Value at September 30, 2010	Fair Value Measurement at September 30, 2010 (unaudited)
	(unaudited)	Level 1	Level 2	Level 3
Long-term debt	$17,964,000	$-	$-	$17,412,814
Senior notes	29,716,608	-	-	38,052,554
Redeemable liability - warrants	17,500,000	-	-	16,666,352
Derivative liability - warrants	537,635	-	537,635	-
Total liability measured at fair value	$65,718,243	$-	$537,635	$72,131,720

Other than the assets and liabilities set forth in the table set forth above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet.

Revenue Recognition

Revenue is recognized when services are rendered to customers and when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. Construction contracts are usually completed within one to two months. Revenue from repairing and modifying vehicles is recorded when services are rendered to and accepted by the customers.

Enterprise Wide Disclosure

The Company’s chief operating decision-makers (i.e. chief executive officer and the employees that directly report to the chief executive officer) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by the FASB’s accounting standard for segment reporting, the Company considers itself to be operating within one reportable segment.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2010 and 2009, were insignificant.

Stock-Based Compensation

The Company records and reports stock-based compensation pursuant to FASB’s accounting standard regarding stock compensation which requires a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income Taxes

The FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2010 and 2009, there was no significant book to tax differences. There is no difference between book depreciation and tax depreciation as the Company uses the same method for both book depreciation and tax depreciation. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2010 and 2009.

Local PRC Income Tax

The Company’s PRC subsidiary, XXNGC and XXNGC’s subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008.  However, under PRC income tax regulation, any company deemed to be engaged in the natural gas industry under such regulation enjoys a reduced income tax rate. Thus, XXNGC’s income is subject to a reduced tax rate of 15%. The Company’s PRC subsidiary and all of XXNGC’s subsidiaries are not deemed to be engaged in the natural gas industry under PRC income tax regulation and, accordingly, are subject to a 25% income tax rate. A reconciliation of tax at the United States federal statutory rate to the provision for income tax recorded in the financial statements is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Tax provision (credit) at United States federal statutory rate	34%	34%	34%	34%
Foreign tax rate difference	(9)%	(9)%	(9)%	(9)%
Effect of favorable tax rate	(7)%	(9)%	(8)%	(8)%
Other item (1)	1%	2%	1%	3%
Total provision for income taxes	19%	18%	18%	20%

(1)
The 1% represents $276,814 in expenses incurred by the Company that are not deductible in the PRC for the three months ended September 30, 2010. The 2% represents $649,484 in expenses incurred by the Company that are not deductible in the PRC for the three months ended September 30, 2009. The 1% represents $931,830 in expenses incurred by the Company that are not deductible in the PRC for the nine months ended September 30, 2010. The 3% represents $3,774,073 in expenses incurred by the Company that are not deductible in the PRC for the nine months ended September 30, 2009.

The estimated tax savings for the three months ended September 30, 2010 and 2009 amounted to approximately $445,812 and $570,006, respectively. The net effect on earnings per share, had the United States federal income tax rate been applied, would be a decrease in basic and diluted earnings per share for the three months ended September 30, 2010 and 2009 from $0.17 to $0.15 and $0.29 to $0.25, respectively.

The estimated tax savings for the nine months ended September 30, 2010 and 2009 amounted to approximately $1,472,254 and $1,801,782, respectively. The net effect on earnings per share, had the United States federal income tax rate been applied, would be a decrease in basic earnings per share for the nine months ended September 30, 2010 and 2009 from $0.57 to $0.50 and $0.85 to $0.73, respectively. The net effect on earnings per share, had the United States federal income tax rate been applied, would be a decrease in diluted earnings per share for the nine months ended September 30, 2010 and 2009, from $0.56 to $0.49 and $0.85 to $0.73, respectively.

The Company was incorporated in the United States and has incurred a net operating loss for United States income tax purpose for the period ended September 30, 2010. The estimated net operating loss carry forwards for United States income tax purposes amounted to $3,420,655 and $2,699,276 as of September 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follow:

Valuation allowance	For the nine months ended September 30, 2010 (unaudited)	For the year ended December 31, 2009
Balance, beginning of period	$917,754	$563,541
Increase	245,269	354,213
Balance, end of period	$1,163,023	$917,754

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $41,122,033 as of September 30, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for United States deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). The products of the Company’s VIE, XXNGC, and two of XXNGC’s subsidiaries, Lingbao Yuxi Natural Gas Co., Ltd. (“Lingbao Yuxi”) and Makou, that are sold in the PRC are subject to a PRC VAT at a rate of 13% of the gross sales price. This VAT may be offset by VAT paid by XXNGC or Lingbao Yuxi, as applicable, on raw materials and other materials included in the cost of producing their finished products. XXNGC recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

All revenues from XXNGC’s subsidiary Xi’an Xilan Auto Body Shop Co., Ltd. are subject to a PRC VAT at a rate of 6%. This VAT cannot offset with VAT paid for materials included in the cost of revenues.

Taxes Payable

Taxes payable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010 (unaudited)	December 31, 2009
Value added tax payable	$981,013	$740,772
Business tax payable	-	1,540
Income tax payable	844,177	1,127,961
Urban maintenance tax payable	40,076	27,442
Income tax for individual payable	4,917	3,862
Total tax payable	$1,870,183	$1,901,577

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the FASB’s accounting standard regarding earnings per share. Basic net earnings per share are based upon the weighted average number of common shares outstanding. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

All share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which was effective on April 28, 2009.

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company’s adoption of this ASU did not have a material impact on consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) transfers in and out of Levels 1 and 2: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) activity in Level 3 fair value measurements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: (1) level of disaggregation: a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; (2) Disclosures about inputs and valuation techniques: A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-9, Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, and removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of United States generally accepted accounting principles. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-10, Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167  based on a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal years beginning after November 15, 2009. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (“CDOs”) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update provides enhanced disclosures which are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses. Public entities must apply the disclosure requirements applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In September 2010, the FASB issued Accounting Standard Update 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans. This ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how International Financial Reporting Standards compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior period expense amounts have been reclassified from general and administrative to selling to conform to the current period presentation. These reclassifications had no effect on net income or cash flows.

Note 3 – Other Assets

Other assets consisted of the following:

	September 30, 2010 (unaudited)	December 31, 2009
Prepaid rent – natural gas stations	$292,476	$340,211
Goodwill	598,800
Prepayment for acquiring land use right	3,772,440	1,936,440
Advances on purchasing equipment and construction in progress	3,842,239	12,056,964
Refundable security deposits	2,016,128	1,264,283
Intangible assets	6,990,076	257,012
Total	$17,512,159	$15,854,910

The goodwill amount is the excess of the cost the Company paid to acquire 100% of the equity interests of Makou over the fair value of Makou’s net assets. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the nine months ended September 30, 2010.

All land in the PRC is government owned. However, the government grants users land use rights. As of September 30, 2010 and December 31, 2009, the Company prepaid $3,772,440 and $1,936,440, respectively, to PRC local government authorities to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not yet been granted to the Company. Therefore, the Company did not amortize the amounts prepaid for land use rights.

Advances on the purchase of equipment and construction in progress are monies deposited or advanced to outside vendors or subcontractors for the purchase of operating equipment or for services to be provided for construction in progress.

Refundable security deposits are monies deposited with one of the Company’s major vendors and a gas station landlord. These amounts will be returned to the Company if the other party terminates the business relationship or at the end of the lease.

Intangible assets represent operating rights acquired during acquisition of four natural gas stations, consisting of following:

	September 30, 2010 (unaudited)	December 31, 2009
Operating rights	$4,966,193	$-
Land use rights	2,023,883	257,012
Total	$6,990,076	$257,012

Note 4 – Senior Notes Payable

On December 30, 2007, the Company entered into a securities purchase agreement with Abax Lotus Ltd. (“Abax”) and, on January 29, 2008, the Company entered into an amendment to such agreement with Abax (as amended, the “Purchase Agreement”). Under the Purchase Agreement, on January 29, 2008, the Company sold to Abax $20,000,000 in principal amount of its 5.0% Guaranteed Senior Notes due 2014 (the “Senior Notes”) and warrants to purchase 1,450,000 shares of its common stock (the “Abax Warrants”), and on March 3, 2008, the Company issued to Abax an additional $20,000,000 in principal amount of Senior Notes.

In connection with the Purchase Agreement, on January 29, 2008, the Company entered into:

•	an indenture with DB Trustees (Hong Kong) Limited, as trustee (the “Trustee”), pursuant to which the Senior Notes were issued (the “Indenture”);

•	a warrant agreement with Deutsche Bank AG, Hong Kong Branch, as warrant agent, pursuant to which the Abax Warrants were issued;

•
an investor rights agreement with Abax, pursuant to which, among other things, Abax had the right to nominate a director for election to the Company’s board of directors so long as Abax held at least 10% of the outstanding shares of common stock on an as-converted, fully diluted basis. Abax no longer holds such amount of the Company’s common stock and therefore no longer has a director nomination right;

•
a registration rights agreement with Abax, pursuant to which the Company agreed to file a registration statement to register the resale of the shares of common stock issuable upon exercise of the Abax Warrants. The Company filed a registration statement on Form S-1 (File No. 149719), which was declared effective by the Securities and Exchange Commission on May 6, 2008, to register the resale of the shares of common stock issuable upon exercise of the Abax Warrants;

•	an information rights agreement with Abax, pursuant to which Abax has the right to receive certain information regarding the Company;

•
an onshore share pledge agreement with DB Trustees (Hong Kong) Limited, as pledgee, pursuant to which the Company granted to DB Trustees (Hong Kong) Limited, on behalf of the holders of the Senior Notes, a pledge on 65% of the Company’s equity interests in its PRC subsidiary; and

•
an account pledge and security agreement with DB Trustees (Hong Kong) Limited, as collateral agent, pursuant to which the Company granted to DB Trustees (Hong Kong) Limited a security interest in the account where the proceeds from the Company’s sale of the Senior Notes were deposited.

The Senior Notes will mature on January 30, 2014 and have borne interest at a rate of 5.0% per annum since issuance. On the dates set forth in the table below, the Company will be required make prepayments of the corresponding percentage of principal amount (or such lesser principal amount as shall then be outstanding) in respect of the aggregate outstanding principal amount of the Senior Notes as of July 30, 2011:

Date	Repayment Percentage
July 30, 2011	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%
January 30, 2014	25.0000%

The Company has the option to redeem all, but not less than all, of the Senior Notes at the redemption prices set forth below (in each case expressed as a percentage of the outstanding unpaid principal amount), plus accrued and unpaid interest, if redeemed during the twelve month period commencing on January 29 of the years set forth below:

Year	Principal
2010	$42,400,000
2011	41,600,000
2012	40,800,000
2013 and thereafter	40,000,000

Upon the occurrence of certain events defined in the indenture, the Company must offer the holders of the Senior Notes the right to require the Company to purchase the Senior Notes in an amount equal to 105% of the aggregate principal amount purchased plus accrued and unpaid interest on the Senior Notes purchased.

The Company has not made any payments of principal or interest on the Senior Notes, except as described below.

The terms of the Indenture obligated the Company to complete a qualifying listing, as defined therein, by January 29, 2009. As the Company did not complete a qualifying listing by such date, the Company was obligated to pay to Abax additional interest at the rate of 3.0% per annum, calculated from and including January 29, 2009 to the date of its qualifying listing. However, Abax caused the Trustee to waive the Company’s obligation to pay such additional interest in February 2009. The waiver extended the deadline for a qualifying listing to May 4, 2009, but provided that if a qualifying listing were not completed by such date, additional interest of 3.0% per annum would be payable from January 29, 2009 to the date of the Company’s qualifying listing. The Company completed its NASDAQ listing, which constituted a qualifying listing, on June 1, 2009, after the extended May 4, 2009 deadline. Therefore, under the terms of the initial waiver, the Company was required to pay additional interest at a rate of 3.0% per annum for the period from January 29, 2009 to June 1, 2009, or $406,667. However, in August 2009, the Company reached an agreement with Abax whereby the Company agreed to pay Abax $113,214, which reflected additional interest at the rate of 3.0% per annum for the period from April 30, 2009 to May 31, 2009, and $50,000, which reflected out-of-pocket expenses incurred by Abax in connection with a financing transaction proposed in 2008, but never consummated.

The indenture limits the Company’s ability to incur debt and liens, make dividend payments and stock repurchases, make investments, reinvest proceeds from asset sales and enter into transactions with affiliates, among other things. The indenture also requires the Company to maintain certain financial ratios.

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which costs are being amortized over the life of the Senior Notes. For the three months ended September 30, 2010 and 2009, the Company amortized $0 and $11,505 of the aforesaid issuance costs, net of capitalized interest. For the nine months ended September 30, 2010 and 2009, the Company amortized $0 and $63,940 of the aforesaid issuance costs, net of capitalized interest.

The Abax Warrants are presently exercisable and have an exercise price of $7.3652 per share, although Abax has not exercised any of the Abax Warrants.

The Abax Warrants are considered derivative instruments that need to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date, January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the three months ended September 30, 2010 and 2009, the Company amortized $851,719 and $709,454 of the aforesaid discounts, of which $851,719 and $646,400, respectively, were capitalized into construction in progress. For the nine months ended September 30, 2010 and 2009, the Company amortized $2,424,321 and $2,020,515 of the aforesaid discounts, of which $2,424,321 and $1,740,265, respectively, were capitalized into construction in progress.

 Note 5 - Long term Loan

The outstanding balance of Company’s long term bank loan as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010 (unaudited)	December 31, 2009
Loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014. Interest at 5.76% for the first year and subject to adjustment after the second year, secured by equipment	$17,964,000	$-

The above loan is secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $12,314,211 as of September 30, 2010. Interest expense for the three months and nine months ended in September 30, 2010 were $275,996 and $488,621, respectively, all of which expenses were capitalized into construction in progress. XXNGC also entered into a guaranty with the lender to guaranty the repayment of the loans. The Company is required to make mandatory repayments on the long term loan as follows:

	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$4,491,000
March 5, 2013	25%	4,491,000
March 5, 2014	25%	4,491,000
December 5, 2014	25%	4,491,000

Note 6 – Warrants

The following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,994,242	$14.28	$-
Granted	-	-	-
Forfeited	(160,588)	7.20	-
Exercised	-	-	-
Outstanding, December 31, 2009	1,833,654	$8.93	$4,008,434
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2010 (unaudited)	1,833,654	8.93	$-

 The following is a summary of the status of warrants outstanding as of September 30, 2010:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
7.37	1,450,000	4.33
14.86	383,654	2.07
8.93	1,833,654	3.86

Note 7 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations. The Company contributes RMB 100 per employee per month to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14% of current salary expense. The total contribution for the above plan was $59,584 and $53,128 for the three months ended September 30, 2010 and 2009, respectively. The total contribution for the above plan was $308,367 and $134,207 for the nine months ended September 30, 2010 and 2009, respectively.

Note 8 – Secondary Public Offering

On September 9, 2009, the Company completed an underwritten public offering for 5,725,000 shares of its common stock at a price of $8.75 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 858,750 shares to cover over-allotments at the public offering price.

On September 21, 2009, the Company closed the sale of an additional 858,750 shares of common stock at the public offering price of $8.75 per share, following the underwriters’ exercise of the over-allotment option in full.

The net proceeds, after deducting underwriting discounts and commissions and the relevant expenses, was approximately $54.4 million.

Note 9 – Statutory Reserve

As stipulated by the Company Law of the PRC as applicable to PRC companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

•	making up cumulative prior years’ losses, if any;

•
allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; and

•	allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

As of September 30, 2010, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $74,651,448.

Note 10 – Accounting for Stock-based Compensation

Options from CEO to pay for certain Company legal expenses

On September 22, 2007, Mr. Qinan Ji, chairman and shareholder of the Company, transferred 50,000 of his personally-owned options to the Company’s attorney to cover certain Company legal expenses. 30% of the options vested on September 22, 2008, 30% vested on September 22, 2009 and the remaining 40% vested on September 22, 2010. Upon termination of service to the Company, the attorney is required to return all unvested options. These options expire June 1, 2012.

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $22,008 and $14,842 of compensation expense was recorded during the three months ended September 30, 2010 and 2009, respectively. $66,024 and $44,527 of compensation expense was recorded during the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, $0 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized.

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of Company common stock authorized for issuance and the Company has granted 638,000 stock options as of September 30, 2010, of which 138,000 have been exercised and 75,000 have been cancelled and are available for reissuance. Thus, there are currently 897,000 shares of Company common stock available for future issuance under the Plan and 425,000 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using risk-free rates. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the United States Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the current and expected dividend policy. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have sufficient historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it feels that it has sufficient historical experience to provide a reasonable estimate of expected terms. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. Compensation expense of $186,211 and $1,009,291 was recorded during the three and nine months ended September 30, 2010, respectively.

During the nine months ended September 30, 2010, 138,000 shares of stock options have been exercised at the exercise price of $4.90 for $676,200.

As of September 30, 2010, $1,862,115 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 2.5 years.

The following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	-	$-	$-
Granted	318,850	4.90	1,983,247
Forfeited	(75,000)	4.90	466,500
Exercised	-	-	-
Outstanding, December 31, 2009	243,850	$4.90	$1,516,747
Granted	380,850
Forfeited	(61,700)
Exercised	(138,000)	-	-
Outstanding, September 30, 2010 (unaudited)	425,000	$4.90	$433,500

The following is a summary of the status of stock options outstanding at September 30, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	425,000	4.5 years	$4.90	2,750	4.5 years

Note 11 – Earnings per Share

Earnings per share for the three and nine months ended September 30, 2010 and 2009 have been determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with the FASB’s accounting standard, and demonstrates the calculation for earnings per share for the periods ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic earnings per share

Net income	$3,584,842	$4,647,519	$12,140,615	$12,711,898
Weighted shares outstanding – Basic	21,321,904	15,754,696	21,251,882	14,985,001
Earnings per share – Basic	$0.17	$0.29	$0.57	$0.85

Diluted earnings per share
Net income	$3,584,842	$4,647,519	$12,140,615	$12,711,898
Weighted shares outstanding – Basic	21,321,904	15,754,696	21,251,882	14,985,001
Effect of diluted securities – Warrants	-	385,124	155,510	50,171
Effect of diluted securities – Options	100,623	-	125,220	-
Weighted shares outstanding - Diluted	21,422,527	16,139,820	21,532,612	15,035,172
Earnings per share - Diluted	$0.17	$0.29	$0.56	$0.85

The Company had 1,833,654 outstanding warrants at September 30, 2010 and 2009. For the three months ended September 30, 2010, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three months ended September 30, 2009, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 385,124; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the nine months ended September 30, 2010 and 2009, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 155,510 and 50,171, respectively; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The Company had 425,000 outstanding employee stock options at September 30, 2010. For the three and nine months ended September 30, 2010, the average stock price was greater than the exercise price of the options which resulted in additional weighted average common stock equivalents of 100,663 and 125,220, respectively.

Note 12 – Related Party Transactions

On August 31, 2010, the Company temporarily borrowed $1,347,300 from the JV for working capital purpose. The borrowing does not have an explicit term, interest or collateral pledged.  The balance will be due upon demand.  The following is a summary of related party balances:

	September 30, 2010 (unaudited)	December 31, 2009
Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd.	$1,347,300	$-

Note 13 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numbers of natural gas vendors	4	4	4	4
Percentage of total natural gas purchases	88%	99%	92%	99%

As of September 30, 2010 and December 31, 2009, the Company had $120,767 and $82,146 payable due to its major suppliers.

      The Company maintains long-term natural gas purchase agreements with one of its vendors as of September 30, 2010. There are no minimum purchase requirements by the Company. Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 14 – Commitments and Contingencies

Lease Commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance with the FASB’s accounting standard regarding leases. The Company has entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most lease agreements. The Company has also entered into two office leases in Xi’an, PRC, one office lease in Jingbian, PRC, one office lease in Wuhan, PRC and one office lease in New York, NY. The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2010	$1,013,923
Year ending December 31, 2011	2,287,605
Year ending December 31, 2012	2,087,487
Year ending December 31, 2013	2,001,803
Year ending December 31, 2014	2,405,727
Thereafter	35,726,814
Total	$45,523,359

For the three months ended September 30, 2010 and 2009, the land use right and office lease expenses were $671,781 and $411,452, respectively. For the nine months ended September 30, 2010 and 2009, the land use right and office lease expenses were $1,508,194 and $1,209,549, respectively.

Property and Equipment Purchase Commitments

The Company has purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects. The Company has future commitments as follows:

Year ending December 31, 2010	$18,931,831
Year ending December 31, 2011	390,717
Thereafter	-
Total	$19,322,548

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

Legal Proceedings

The Company and certain of its officers and directors were recently named as defendants in two putative class action lawsuits alleging violations of the federal securities laws.　 The first action, captioned Vandevelde v. China Natural Gas, Inc., et al., C.A. No. 10-728, was filed on August 26, 2010 in the United States District Court for the District of Delaware.　 The second action, captioned Baranowski v. China Natural Gas, Inc., et al., Case No. 10-6572, was filed on September 3, 2010 in the United States District Court for the Southern District of New York.　 The plaintiffs in these actions assert that the Company, Qinan Ji, Zhiqiang Wang, Donald Yang, David She, Carl Yeung and Lawrence Leighton violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, when the Company failed to disclose and properly account for a certain bank loan in its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The complaints allege that the pledge to secure that loan violated the indenture for the Senior Notes and the warrant agreement relating to the Abax Warrants, giving the holder of those notes and warrants the right to declare a default under that indenture. The complaints further allege that, on August 20, 2010, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to disclose the loan and restate its financial statements in light of the note and warrant holder’s right to declare a default under the indenture, and that the announcement of this news caused the price of the Company’s stock to drop by twenty percent. The plaintiffs seek damages in an unspecified amount to recover the losses purportedly suffered by the putative class as a result of that decline. The complaints also assert claims against the individual defendants as controlling persons of the Company for violations of Section 20(a) of the Securities Exchange Act of 1934.

Two putative class members in the Vandevelde action have moved for appointment as lead plaintiff. After the Court decides those motions, the putative class member who is appointed lead plaintiff will have an opportunity to file an amended complaint. Defendants will not be required to answer or otherwise respond to the complaint until after lead plaintiff either decides to proceed on the basis of the original complaint or files an amended complaint.

The Company currently cannot estimate the outcome of this litigation as of the date of this report.

Note 15 – Business Combination

On May 29, 2010, Hubei Xilan agreed to purchase 100% of the equity interests of Makou from eight individuals for a purchase price of $3,648,080.  Makou owns and operates a CNG compressor station in Hanchuan City, Hubei Province, and purchases natural gas from pipelines, conducts compressing and sells natural gas on a wholesale basis through tankers to fueling stations in Hubei Province. In July 2010, Hubei Xilan obtained full control of Makou’s assets, operations and financial policies.

Effective January 1, 2009, the Company adopted the FASB’s accounting standard related to business combinations, which requires the acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard).

The Company’s acquisition of Makou was accounted for in accordance with this standard and the Company has allocated the purchase price of Makou based upon the fair value of the net assets acquired and liabilities assumed at the acquisition date.  The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by the FASB and, except for cash and cash equivalents, fair value was estimated using Level 3 inputs under the FASB’s accounting standard related to fair value measurements. Level 3 inputs for the nonfinancial assets included a valuation report (prepared by a third party appraisal firm) that primarily utilized a cost approach valuation technique.

In accordance with the FASB’s accounting standard related to goodwill and other intangible assets, indefinite lived intangibles and goodwill are not being amortized.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition, which represents the purchase price allocation at the date of the acquisition of Makou based on a valuation report prepared by a third party appraisal firm:

	Net Book Value	Fair Value
Current assets	$-	$-
Property, plant and equipment, net	1,241,992	1,241,992
Land use rights	1,817,567	1,817,567
Other non-current assets	-	-
Goodwill	-	598,800
Total assets	3,059,559	3,658,359
Total liabilities	-	-
Net assets	$3,059,559	$3,659,359

The Company determined the $3.6 million fair value of the acquired assets of Makou based on an evaluation by an independent appraisal and the final asset evaluation by management.  The excess of the purchase price of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill, and represents intangible values that Makou has built over its existing profitable business, which do not qualify for separate recognitions, or other factors. These values include but are not limited to:

●	expected synergies from expanding our market share in the natural gas industry;

●	the existing reputation of the current management team;

●	the experience of the work force;

●	the stable relationship with its existing suppliers

●	the existing operating licenses of shortening our time of starting up a brand new mother station.

As a result, the $0.6 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired.  As of September 30, 2010, the Company did not record any impairment charge from write-downs of  purchased intangible assets since the Company did not identify any trends that caused a reduction in expected future cash flows.

Note 16 - Subsequent Event

One of the Company’s CNG fueling station, Kejiliu Road CNG station in Xi’an City, is expected to be demolished before the end of 2010 due to government construction. The Company has agreed with the Xi’an High Tech Industrial Development Administration Office to accept $97,508 in compensation for this CNG station.  A loss of $18,087 is expected to be recognized due to this event.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of September 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

All such forward-looking statements speak only as of the date of this Quarterly Report. The Company is under no obligation to, nor does it intend to, release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are an integrated natural gas operator in The People’s Republic of China (“China” or the “PRC”), primarily involved in distribution of compressed natural gas (“CNG”) through our variable interest entity (“VIE”) owned CNG fueling stations. As of September 30, 2010, our VIE operated 27 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Our VIE owns the CNG fueling stations while we lease the land upon which our VIE owned CNG fueling stations operate. For the three and nine months ended September 30, 2010, we sold 42,291,708 and 125,840,032 cubic meters of CNG through our fueling stations, compared to 40,420,123 and 120,866,756 cubic meters for the three and nine months ended September 30, 2009. Our VIE also transports, distributes and sells piped natural gas to residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province.

We are pursuing multiple synergistic avenues of expansion through our VIE, Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

•	enter the liquefied natural gas (“LNG”) business through the construction of a LNG production facility in Jingbian Country, Shaanxi Province, and LNG fueling stations in Shaanxi and Hubei Provinces;

•
capitalize on opportunities arising from the Yangtze River shipping trade by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations, as well as continued development of conversion technology and operations to modify river vessels to run on a mixture of LNG and diesel; and

•	continue to grow our CNG business in Shaanxi and Henan Provinces by adding to our network of CNG fueling stations, and expand our CNG business into Hubei Province.

For additional information regarding these expansion initiatives, see “Recent Developments” below.

Current Operations

We currently operate four main business lines:

•	distribution and sale of compressed natural gas through our VIE owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (39 stations as of September 30, 2010);

•
installation, distribution and sale of piped natural gas to residential and commercial customers through our VIE owned pipelines. We distributed and sold piped natural gas to 114,049 residential customers as of September 30, 2010;

•
distribution and sale of gasoline through our VIE owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (eight of our VIE owned CNG fueling stations sold gasoline as of September 30, 2010); and

•	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion sites.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

We had total revenues of $22,326,474 and $20,125,184 for the three months ended September 30, 2010 and 2009, respectively, and revenues of $62,828,896 and $59,395,370 for the nine months ended September 30, 2010 and 2009 respectively. We had net income of $3,584,842 and $4,647,519 for the three months ended September 30, 2010 and 2009, respectively, and net income of $12,140,615 and $12,711,898 for the nine months ended September 30, 2010 and 2009, respectively.

Recent Developments

LNG Business

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station will initially serve as a working model to showcase the market potential of LNG to future users rather than to generate revenues.

On June 30, 2010, we commenced the test run of phase I of our LNG plant in Jingbian County, Shaanxi Province, which, when operational, will have a processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis. As of September 30, 2010, we had invested $61.9 million in phase I of this project. We expect to invest an additional approximately $6.6 million in phase I of our LNG plant, including $4.4 million for construction costs and $2.2 million in capitalized interest, to complete test runs and satisfy installment payments to contractors. The total expected cost of $68.5 million is more than we anticipated. The increased costs to achieve LNG processing capacity of 500,000 cubic meters are attributable to unforeseen cost overruns and escalations, including increases in material and labor costs incurred to reinforce pilings based upon modified engineering analyses, as well as rising land prices, which we believe resulted from recent energy resource exploration activities in nearby areas. Phase I construction has also experienced delays due to changes in government policies with respect to tariff exemptions for core equipment imported by us and related additional document requirements of the customs agency of Shaanxi Province, and increased international shipment times for ordered equipment due to the modification by international shippers of traditional shipment routes to avoid pirates along the coast of Somalia, both of which prolonged the delivery time for equipment we ordered from outside China.

In addition, as of September 30, 2010, we had invested $18.2 million for the construction of phases II and III of the Jingbian LNG plant. We currently estimate that an investment in phases II and III of $224.6 million through December 2015 would finance the construction of a facility capable of processing 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters per year. We have not made a final determination regarding the processing capacity for phases II and III.

We plan to begin commercial production of LNG following our completion of the test run of phase I of the Jingbian LNG plant. The remaining aspects of the test run, which we aim to complete in December 2010, include testing the operation of various components and equipment of phase I of the plant. The launch of operations will serve as a precursor to our forward integration strategy, which involves the development of our own network of LNG fueling stations in Shaanxi and Hubei Provinces.

Hubei Province and Yangtze River

In April 2010, we received approval from local government authorities in Hubei Province to build inland LNG fueling stations, LNG fueling stations in harbors along the Yangtze River and reserve LNG stations. In addition, during the third quarter of 2010, we completed the acquisition of Hanchun Makou Yuntong Compressed Natural Gas Co., Ltd. (“Makou”) for a purchase price of $3,648,080. Makou owns and operates a CNG compressor station in Hanchuan City, Hubei Province, and purchases natural gas from pipelines, conducts compressing and sells natural gas on a wholesale basis through tankers to fueling stations in Hubei Province. We believe the Makou acquisition laid the foundation for expanding our CNG business into Hubei Province. Makou’s compressor station currently has sufficient capacity to process 80,000 to 100,000 cubic meters of natural gas daily and is centrally located near rail lines and arterial roadways.

We are also seeking to develop market demand for natural gas in the Yangtze River shipping industry by leveraging our automobile conversion know-how to develop conversion technology and operations to modify river vessels to run on a mixture of LNG and diesel. In August 2010, a tugboat modified by us to operate on 70% LNG and 30% diesel completed its maiden voyage on the Yangtze River, which we believe was the first time an LNG-powered ship has navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the second quarter of 2010, XXNGC effectively acquired 100% of the assets and operating rights of four CNG fueling stations in Xi’an, Shaanxi Province, for aggregate cash consideration of $10,502,490, and, during the third quarter of 2010, we closed one CNG fueling station in Shaanxi Province. Accordingly, as of September 30, 2010, XXNGC operated 27 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG business.  Our revenue increased by 10.9% during the three months ended September 30, 2010 from the three months ended September 30, 2009 and by 5.8% during the nine months ended September 30, 2010 from the nine months ended September 30, 2009 largely due to increased CNG sales driven by the addition of four new CNG fueling stations in Xi’an in the second quarter of 2010 and one new CNG fueling station in Xi’an in the third quarter of 2009, and larger piped natural revenue as a result of our acquisition of Makou in the third quarter of 2010. As of September 30, 2010, we operated 39 CNG fueling stations in total, with 27 CNG fueling stations in Shaanxi Province alone. The successful expansion of our CNG fueling station business in Xi’an and Henan Province has been a significant factor driving our revenue growth and results of operations for the period reviewed. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

Regulation of natural gas prices in the PRC.  The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission (“NDRC”), and the local state price bureaus have the discretion to set natural gas prices within the price band set by the PRC central government. In the last two to three years, the trend has been for consumer prices to remain relatively unchanged and for procurement costs to increase, which has resulted in lower gross margins for us. In addition, natural gas procurement and sale prices are not uniform across China and can vary across provinces. For example, the prices at which we procure and sell CNG and piped natural gas are lower in Shaanxi Province than in Henan Province. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors which are outside of our control. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulation of natural gas prices in the PRC.

Government policies encouraging the adoption of cleaner burning fuels.  Our results of operations for the periods covered by this report have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas for vehicles. As an enterprise engaged in the natural gas industry, our VIE, XXNGC, benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sale infrastructure for natural gas in various policy pronouncements such as by officially including CNG/gasoline hybrid vehicles in the country’s “encouraged development” category. These policies have benefited our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we plan to expand into the LNG business, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technology.

The overall economic growth of China’s economy.  We do not export our products outside China and our results of operations are thus substantially affected by the growth of the industrial base, the increase in residential, commercial and vehicular consumption and the overall economic growth of China. Although the government has initiated extensive domestic stimulus spending, expanded bank lending, increased the speed of regulatory approvals of new construction projects and other economic policies, we are currently unable to predict the overall direction of the PRC economy. Our results of operations will continue to be impacted by macro-economic trends in China and the global economy.

Taxation

Our effective income tax rate for the three months ended September 30, 2010 and 2009 were approximately 18.9% and 17.7%, respectively. Our effective income tax rate for the nine months ended September 30, 2010 and 2009 were approximately 18.3% and 20.0%, respectively.

United States.  We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the period ended September 30, 2010, and the estimated net operating loss carry forwards for United States income tax purposes amounted to $3,420,655 and $2,699,276 as of September 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2027 through 2030. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at September 30, 2010.

The PRC.  Our PRC subsidiary, XXNGC and XXNGC’s subsidiaries operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. However, under PRC tax regulation, any company deemed to be engaged in the natural gas industry under such regulation enjoys a reduced income tax rate. Thus, XXNGC’s income is subject to a reduced tax rate of 15%. Our PRC subsidiary and all of XXNGC’s subsidiaries are not deemed to be engaged in the natural gas industry under PRC income tax regulation and, accordingly, are subject to a 25% income tax rate.

Value Added Tax. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). The products of our VIE, XXNGC, and two of XXNGC’s subsidiaries, Lingbao Yuxi Natural Gas co., Ltd. (“Lingbao Yuxi”) and Makou, that are sold in the PRC are subject to a PRC VAT at a rate of 13% of the gross sales price. This VAT may be offset by VAT paid by XXNGC or Lingbao Yuxi, as applicable, on raw materials and other materials included in the cost of producing their finished products. XXNGC recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

All revenues from XXNGC’s subsidiary Xi’an Xilan Auto Body Shop Co., Ltd. are subject to a PRC VAT at a rate of 6%. This VAT cannot offset with VAT paid for materials included in the cost of revenues.

Results of Operations for the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table represents the consolidated operating results for the three month period ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Revenue
Natural gas revenue	$17,836,178	$15,454,386
Gasoline revenue	1,904,357	1,633,478
Installation and others	2,585,939	3,037,320
Total revenues	22,326,474	20,125,184
Cost of revenues
Natural gas cost	9,904,265	7,536,188
Gasoline cost	1,798,825	1,534,806
Installation and others	1,234,189	1,336,498
Total cost of revenues	12,937,279	10,407,492
Gross profit	9,389,195	9,717,692
Operating expenses
Selling expenses	3,663,654	2,668,175
General and administrative expenses	1,732,058	1,160,587
Total operating expenses	5,395,712	3,828,762
Income from operations	3,993,483	5,888,930
Non-operating income (expense)
Interest income	49,403	7,248
Interest expense	-	(68,407)
Other income (expense), net	(18,914)	178,728
Change in fair value of warrants	449,820	(357,979)
Foreign currency exchange gain (loss)	(54,167)	280
Total non-operating income (expense)	426,142	(240,130)
Income before income tax	4,419,625	5,648,800
Provision for income tax	834,783	1,001,281
Net income	$3,584,842	$4,647,519

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	Three months ended September 30, 2010 (Unaudited)	Three months ended September 30, 2009 (Unaudited)	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$15,697,918	$14,789,924	$907,994	6.1%
Natural gas from pipelines	2,138,260	664,462	1,473,798	221.8%
Gasoline	1,904,357	1,633,478	270,879	16.6%
Installation and others
Installation	2,199,580	2,415,550	(215,970)	(8.9%)
Automobile conversion	386,359	621,770	(235,411)	(37.9%)
Total	$22,326,474	$20,125,184	$2,201,290	10.9%

Overall.  Total revenue for the three months ended September 30, 2010 increased to $22,326,474 from $20,125,184 for the three months ended September 30, 2009, an increase of $2,201,290 or 10.9%, due to the reasons discussed below. We sold a total of 49,169,035 cubic meters of natural gas during the three months ended September 30, 2010 compared to a total of 43,209,817 cubic meters during the three months ended September 30, 2009. For the three months ended September 30, 2010, 88.4% of our revenue was generated from the sale of natural gas and gasoline, and the remaining 11.6% was generated from our installation and automobile conversion services.

Natural Gas from Fueling Stations.  Natural gas revenue from our fueling stations increased by 6.1%, or $907,994, to $15,697,918 during the three months ended September 30, 2010 from $14,789,924 during the three months ended September 30, 2009, and contributed 70.3% of our total revenue, the largest of our four major business lines. The increase in natural gas revenue was primarily due to the addition of four new fueling stations during the second quarter of 2010 and one new fueling station in the third quarter of 2009, offset by the closed one fueling station during the third quarter of 2010. During the three months ended September 30, 2010, we sold 42,291,708 cubic meters of compressed natural gas through our fueling stations compared to 40,420,123 cubic meters during the three months ended September 30, 2009. In the three months ended September 30, 2010, the average revenue of our fuel stations was $402,511 and the average sales volume was 1,084,403 cubic meters of compressed natural gas per station, compared to approximately $418,622 and 1,144,074 cubic meters in the three months ended September 30, 2009. The reason for the decline in per station sales was primarily due to the construction of main subway lines in Xi’an, which caused certain bus routes to deviate from our stations and resulted in decreased sales. During the three months ended September 30, 2009, unit selling price was $0.34 (RMB 2.33) and $0.46 (RMB 3.10) net of VAT in Shaanxi and Henan Provinces, respectively, or $0.38 (RMB 2.54) on an average basis,  compared to unit selling price of $0.34 (RMB 2.33) and $0.42 (RMB 2.83) net of VAT in Shaanxi and Henan Provinces, respectively, or $0.37 (RMB 2.50) on an average basis during the three months ended September 30, 2009.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 221.8%, or $1,473,798, to $2,138,260 during the three months ended September 30, 2010 from $664,462 during the three months ended September 30, 2009, and contributed 9.6% of our total revenue.  As of September 30, 2010, we had 114,049 pipeline customers, an increase of 6,776 customers compared to 107,273 customers as of September 30, 2009. We sold 6,877,328 cubic meters of natural gas through our pipelines during the three months ended September 30, 2010 compared to 2,789,694 cubic meters during the three months ended September 30, 2009.  The increase was primarily due to the 3,001,780 cubic meters of natural gas sold through Makou, which started to contribute revenue in August 2010.

Gasoline.  Revenue from gasoline sales increased by 16.6%, or $270,879, to $1,904,357 during the three months ended September 30, 2010 from $1,633,478 during the three months ended September 30, 2009, and contributed 8.5% of our total revenue. The gasoline revenue increase was primarily due to an increase of 9.3% in the unit sales price from $0.69 (RMB 4.73) per liter in the three months ended September 30, 2009 to $0.76 (RMB 5.15) per liter in the three months ended September 30, 2010 and a 6.2% increase in sales volume from 2,357,490 liters to 2,502,600 liters.

Installation Services.  Revenue from installation services decreased by 8.9%, or $215,970, to $2,199,580 during the three months ended September 30, 2010 from $2,415,550 during the three months ended September 30, 2009, and contributed 9.9% of our total revenue. We believe the decrease was primarily due to a slowdown in the property market, which led to a decrease in demand for installation services.

Automobile Conversion Services.  Revenue from our automobile conversion division decreased by 37.9%, or $235,411, to $386,359 during the three months ended September 30, 2010 from $621,770 during the three months ended September 30, 2009, and contributed 1.7% of our total revenue.  We believe the decrease was primarily due to an increasing percentage of CNG vehicles that have already undergone conversion, as well as increased market competition.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	Three months ended September 30, 2010 (Unaudited)	Three months ended September 30, 2009 (Unaudited)	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$8,393,038	$7,075,387	$1,317,651	18.6%
Natural gas from pipelines	1,511,227	460,801	1,050,426	228.0%
Gasoline	1,798,825	1,534,806	264,019	17.2%
Installation and others
Installation	992,319	972,146	20,173	2.1%
Automobile conversion	241,870	364,352	(122,482)	(33.6%)
Total	$12,937,279	$10,407,492	$2,529,787	24.3%

Overall.  Our cost of revenue consists of the cost of natural gas and gasoline sold, installation costs and other costs. Cost of natural gas and gasoline sold consists of the cost for purchases from our suppliers. Cost of installation and other costs include certain expenditures for connecting our customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Our cost of revenue for the three months ended September 30, 2010 was $12,937,279, an increase of $2,529,787, or 24.3%, from $10,407,492 for the three months ended September 30, 2009. The increase was mainly attributable to an increase in procurement cost in Henan Province. Our revenue increased by 10.9% during the same period.

Natural Gas from Fueling Stations.  Cost of revenue of our natural gas for our fueling stations increased by 18.6%, or $1,317,651, to $8,393,038 during the three months ended September 30, 2010 compared to $7,075,387 during the three months ended September 30, 2009. The procurement price for natural gas in Shaanxi increased from $0.16 (RMB 1.12) per liter in the three months ended September 30, 2009 to $0.17 (RMB 1.14) per liter in the three months ended September 30, 2010.  In Henan Province, the average procurement price for natural gas increased from $0.19 (RMB 1.30) during the third quarter of 2009 to $0.27 (RMB 1.83) in the third quarter of 2010, as we continued our gradual shift from coal bed methane as a source of supply for our fueling stations to regular natural gas due to uncertainty in the market supply of coal bed methane as well as the increased market demand for both coal bed methane and natural gas.  The procurement prices in Henan Province, however, remained significantly below the natural gas retail price of $0.46 (RMB 3.10) in Henan Province for both the three month period ended September 30, 2009 and the three month period ended September 30, 2010.

Natural Gas from Pipelines.  Cost of revenue of our natural gas sold through our pipelines increased by 228.0%, or $1,050,426, to $1,511,227 during the three months ended September 30, 2010 compared to $460,801 during the three months ended September 30, 2009, which was in line with the  increase in sales revenue for natural gas from pipelines.

Gasoline.  Cost of our gasoline revenue increased by 17.2%, or $264,019, to $1,798,825 during the three months ended September 30, 2010 from $1,534,806 for the three months ended September 30, 2009. The increase of cost of gasoline revenue was primarily due to the increase in average procurement cost per liter of $0.65 (RMB 4.45) during the three months ended September 30, 2009 compared to $0.71 (RMB 4.86) per liter during the three months ended September 30, 2010, which we believe was mainly attributable to an increase in international oil prices.

Installation Services.  Cost of revenue from our installation services increased by 2.1%, or $20,173, to $992,319 during the three months ended September 30, 2010 compared to $972,146 during the three months ended September 30, 2009, mainly due to the increased cost of labor and materials, such as natural gas pipe fittings and meters.

Automobile Conversion Services.  Cost of our automobile conversion revenue decreased by 33.6%, or $122,482, to $241,870 during the three months ended September 30, 2010 compared to $364,352 during the three months ended September 30, 2009, which was in line with the decrease in sales revenue from automobile conversion services.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Three months ended September 30, 2010 (Unaudited)	Three months ended September 30, 2009 (Unaudited)	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$7,304,880	$7,714,537	$(409,657)	(5.3%)
Natural gas from pipelines	627,033	203,661	423,372	207.9%
Gasoline	105,532	98,672	6,860	7.0%
Installation and others
Installation	1,207,261	1,443,404	(236,143)	(16.4%)
Automobile conversion	144,489	257,418	(112,929)	(43.9%)
Total	$9,389,195	$9,717,692	$(328,497)	(3.4%)

We earned a gross profit of $9,389,195 for the three months ended September 30, 2010, a decrease of $328,497, or 3.4%, compared to $9,717,692 for the three months ended September 30, 2009. Gross profit decreased primarily due to increased procurement costs of natural gas for fueling stations in Henan Province.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 52.2% in the three months ended September 30, 2009 to 46.5% in the three months ended September 30, 2010, primarily due to increased procurement cost of natural gas for fueling stations in Henan Province.

Gross margin for natural gas sold through pipelines was 29.3% during the three months ended September 30, 2010, as compared to 30.7% during the three months ended September 30, 2009. The 1.4% decrease was primarily due to increased natural gas procurement cost in Lingbao.

Gross margin for gasoline sales was 6.0% during the three months ended September 30, 2009 and 5.5% during the three months ended September 30, 2010, respectively. The decrease was primarily due to a greater increase in gasoline procurement price compared with the increase in gasoline retail prices.

Gross margin for our installation business was 54.9% in the three months ended September 30, 2010 compared to 59.8% in the three months ended September 30, 2009. The decrease of 4.9% was primarily due to increased cost of labor and materials.

Gross margin for our automobile conversion business decreased from 41.4% in the three months ended September 30, 2009 to 37.4% in the three months ended September 30, 2010. The decrease of 4.0% was primarily due to increasing competition and decreasing conversion price.

Due to higher procurement cost of natural gas for fueling stations in Henan Province, our total gross margin decreased from 48.3% for the three months ended September 30, 2009 to 42.1% for the three months ended September 30, 2010.

Operating expenses

We incurred operating expenses of $5,395,712 for the three months ended September 30, 2010, an increase of $1,566,950, or 40.9%, compared to $3,828,762 for the three months ended September 30, 2009.

Sales and marketing costs increased $995,479, or 37.3%, from $2,668,175 for three months ended September 30, 2009 to $3,663,654 for the three months ended September 30, 2010, primarily due to a $304,850 increase in depreciation expense, a $220,730  increase in rental expense, a $134,378  increase in salaries, as well as a $118,683 increase in electricity costs associated with the addition of four new fueling stations in the second quarter of 2010 and one new fueling station in the third quarter of 2009, offset by the disposal of one fueling station during the third quarter of 2010. The increase also reflects costs related to social security benefits for our employees that we began to incur in the third quarter of 2009. Transportation cost during the three months ended September 30, 2010 was approximately $5,033 per million cubic meters of natural gas compared to $2,669 per million cubic meters of natural gas for the three months ended September 30, 2009.

General and administrative expenses increased $571,471, or 49.2%, from $1,160,587 for the three months ended September 30, 2009 to $1,732,058 for the three months ended September 30, 2010, primarily reflecting increases of $213,006 in salaries related to market development efforts in Hubei Province as well as management cost in Jingbian Liquefied Natural Gas Co., Ltd. (“JBLNG”), a subsidiary of XXNGC, $203,010 in legal fees and $100,295 in stock option expense. The increase of $100,295 in stock option compensation was due to the issuance of 380,850 stock options in May 2010, the fair value of which will be expensed and amortized over the service period of the employees.

Income from Operations and Operating Margin

Income from operations decreased by $1,895,447, or 32.2%, to $3,993,483 for the three months ended September 30, 2010 from $5,888,930 for the three months ended September 30, 2009. The decrease was primarily due to an increase in procurement costs and operating expenses. Our operating margin for the three months ended September 30, 2010 was 17.9%, compared to 29.3% for the three months ended September 30, 2009.

Non-Operating Income (Expense)

Non-operating income was $426,142 for the three months ended September 30, 2010 compared with $240,130 for the three months ended September 30, 2009, primarily due to the $449,820 gain associated with the change in fair value of the Company’s outstanding warrants.  For the three months ended September 30, 2009, the Company incurred a $357,979 loss of change in fair value of warrants. In addition, we capitalized $1,730,719 in interest expense for the three months ended September 30, 2010 compared to $1,388,870 in capitalized interest expense for the same period in 2009.

Provision for Income Tax

Income tax was $834,783 for the three months ended September 30, 2010 compared to $1,001,281 for the three months ended September 30, 2009. The decrease was primarily due to the lower operating income for the three months ended September 30, 2010 compared to the same period in 2009.  In addition, the non-operating income of change in fair value of warrants for the three months ended September 30, 2010 was not subject to income tax as we incurred a net operating loss for income tax purposes for the three months ended September 30, 2010.

Net Income

As a result of the foregoing, net income decreased to $3,584,842 for the three months ended September 30, 2010, a decrease of $1,062,677, or 22.9%, from $4,647,519 for the three months ended September 30, 2009. Net margin decreased from 23.1% during the three months ended September 30, 2009 to 16.1% during the three months ended September 30, 2010.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table represents the consolidated operating results for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Revenue
Natural gas revenue	$49,540,810	$46,140,884
Gasoline revenue	5,407,013	4,440,892
Installation and others	7,881,073	8,813,594
Total revenues	62,828,896	59,395,370
Cost of revenues
Natural gas cost	26,126,909	21,773,635
Gasoline cost	5,076,397	4,194,615
Installation and others	3,525,895	3,797,586
Total cost of revenues	34,729,201	29,765,836
Gross profit	28,099,695	29,629,534
Operating expenses
Selling expenses	9,610,436	7,845,784
General and administrative expenses	5,463,580	3,503,265
Total operating expenses	15,074,016	11,349,049
Income from operations	13,025,679	18,280,485
Non-operating income (expense)
Interest income	398,790	23,940
Interest expense	-	(745,064)
Other income (expense), net	24,624	(137,954)
Change in fair value of warrants	1,508,003	(1,473,762)
Foreign currency exchange gain (loss)	(96,942)	(50,527)
Total non-operating income (expense)	1,834,475	(2,383,367)
Income before income tax	14,860,154	15,897,118
Provision for income tax	2,719,539	3,185,220
Net income	12,140,615	12,711,898

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	Nine months ended September 30, 2010 (Unaudited)	Nine months ended September 30, 2009 (Unaudited)	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$45,817,828	$44,099,167	$1,718,661	3.9%
Natural gas from pipelines	3,722,982	2,041,717	1,681,265	82.3%
Gasoline	5,407,013	4,440,892	966,121	21.8%
Installation and others
Installation	6,548,907	7,019,593	(470,686)	(6.7%)
Automobile conversion	1,332,166	1,794,001	(461,835)	(25.7%)
Total	$62,828,896	$59,395,370	$3,433,526	5.8%

Overall.  Total revenue for the nine months ended September 30, 2010 increased to $62,828,896 from $59,395,370 for the nine months ended September 30, 2009, an increase of $3,433,526 or 5.8%, due to the reasons discussed below. We sold 139,363,731 cubic meters of natural gas during the nine months ended September 30, 2010 compared to 129,583,633 cubic meters during the nine months ended September 30, 2009. For the nine months ended September 30, 2010, 87.5% of our revenue was generated from the sale of natural gas and gasoline, and the remaining 12.5% was generated from our installation and automobile conversion services.

Natural Gas from Fueling Stations.  Natural gas revenue from our fueling stations increased by 3.9%, or $1,718,661, to $45,817,828 during the nine months ended September 30, 2010, from $44,099,167 during the nine months ended September 30, 2009, and contributed 72.9% of our total revenue, the largest of our four major business lines. The increase in natural gas revenue was primarily due to the addition of four new fueling stations during the second quarter of 2010 and one new fueling station in the third quarter of 2009, offset by the closed one fueling station during the third quarter of 2010. During the nine months ended September 30, 2010, we sold 125,840,032 cubic meters of compressed natural gas through our fueling stations compared to 120,866,756 cubic meters during the nine months ended September 30, 2009. In the nine months ended September 30, 2010, the average revenue of our fuel stations was $1,195,352 and the average sales volume was 3,283,069 cubic meters of compressed natural gas per station, compared to approximately $1,256,029 and 3,442,517 cubic meters in the nine months ended September 30, 2009. The reason for the decline in per station sales was primarily due to the construction of main subway lines in Xi’an, which caused certain bus routes to deviate from our stations and resulted in decreased sales. During the nine months ended September 30, 2010, unit selling price was $0.34 (RMB 2.33) and $0.43 (RMB 2.92) net of VAT in Shaanxi and Henan Provinces, respectively, or $0.37 (RMB 2.51) on an average basis, compared to $0.34 (RMB 2.33) and $0.42 (RMB 2.83) net of VAT in Shaanxi Province and Henan Province, respectively, or $0.37 (RMB 2.5) on an average basis during the nine months ended September 30, 2009.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 82.3%, or $1,681,265, to $3,722,982 during the nine months ended September 30, 2010 from $2,041,717 during the nine months ended September 30, 2009, and contributed 5.9% of our total revenue. As of September 30, 2010, we had 114,049 pipeline customers, an increase of 6,776 customers compared to 107,273 customers as of September 30, 2009. We sold 13,523,699 cubic meters of natural gas through our pipelines during the nine months ended September 30, 201, compared to 8,716,877 cubic meters during the nine months ended September 30, 2009.  The increase was primarily due to the 3,001,780 cubic meters of natural gas sold through Makou, which started to contribute revenue in August 2010.

Gasoline.  Revenue from gasoline sales increased by 21.8%, or $966,121, to $5,407,013 during the nine months ended September 30, 2010 from $4,440,892 during the nine months ended September 30, 2009, and contributed 8.6% of our total revenue. The increase in gasoline revenue was primarily due to an increase of 25.5% in the unit sales price from $0.61 (RMB 4.19) per liter in the nine months ended September 30, 2009 to $0.77 (RMB 5.24) per liter in the nine months ended September 30, 2010, mainly attributable to the increase in international oil prices, partially offset by the sales volume decrease of 3.0% from 7,236,253 liters to 7,016,522 liters.

Installation Services.  Revenue from installation services decreased by 6.7%, or $470,686, to $6,548,907 during the nine months ended September 30, 2010 from $7,019,593 during the nine months ended September 30, 2009, and contributed 10.4% of our total revenue. We believe the decrease was primarily due to a slowdown in the property market, which led to a decrease in demand for installation services.

Automobile Conversion Services.  Revenue from our automobile conversion division decreased by 25.7%, or $461,835, to $1,332,166 during the nine months ended September 30, 2010 from $1,794,001 during the nine months ended September 30, 2009, and contributed 2.1% of our total revenue.  We believe the decrease was primarily due to an increasing percentage of CNG vehicles that have already undergone conversion, as well as increased market competition.

Cost of Revenue:

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	Nine months ended September 30, 2010 (Unaudited)	Nine months ended September 30, 2009 (Unaudited)	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$23,512,276	$20,343,004	$3,169,272	15.6%
Natural gas from pipelines	2,614,633	1,430,631	1,184,002	82.8%
Gasoline	5,076,397	4,194,615	881,782	21.05
Installation and others
Installation	2,715,518	2,734,125	(18,607)	(0.7%)
Automobile conversion	810,377	1,063,461	(253,084)	(23.8%)
Total	$34,729,201	$29,765,836	$4,963,365	16.75

Overall.  Our cost of revenue consists of the cost of natural gas and gasoline sold, installation costs and other costs. Cost of natural gas and gasoline sold consists of the cost for purchases from our suppliers. Cost of installation and other costs include certain expenditures for connecting our customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Our cost of revenue for the nine months ended September 30, 2010 was $34,729,201, an increase of $4,963,365, or 16.7%, from $29,765,836 for the nine months ended September 30, 2009. The increase was mainly attributable to an increase in procurement cost in Henan Province. Our revenue increased by 5.8% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 15.6%, or $3,169,272, to $23,512,276 during the nine months ended September 30, 2010 compared to $20,343,004 for the nine months ended September 30, 2009. The increase in the cost of natural gas for our fueling stations was primarily due to the increase in procurement prices for coal bed methane in Henan Province from $0.19 (RMB 1.30) during the nine months ended September 30, 2009 to $0.24 (RMB 1.63) during the nine months ended September 30, 2010. The increase was also a result of the increase in the average procurement price in Henan Province from $0.19 (RMB 1.30) during the third quarter of 2010 compared to an average price of $0.27 (RMB 1.83) in the third quarter of 2010, as we continued our gradual shift from coal bed methane as a source of supply for our fueling stations to regulation natural gas due to uncertainty in the market supply of coal bed methane as well as the increased market demand for both coal bed methane and natural gas. The procurement prices in Henan Province, however, remained significantly below the natural gas retail price of $0.46 (RMB 3.10) in Henan Province for both the nine month period ended September 30, 2009 and the nine month period ended September 30, 2010.

Natural Gas from Pipelines.  Cost of revenue of our natural gas sold through our pipelines increased by 82.8%, or $1,184,002, to $2,614,633 during the nine months ended September 30, 2010 compared to $1,430,631 during the nine months ended September 30, 2009, which was in line with the growth in sales.

Gasoline.  Cost of gasoline revenue increased by 21.0% or $881,782, to $5,076,397 during the nine months ended September 30, 2010 from $4,194,615 for the nine months ended September 30, 2009. The increase of cost of gasoline revenue was primarily due to the increase in average procurement cost per liter from $0.58 (RMB 3.95) during the nine months ended September 30, 2009 to $0.72 (RMB 4.92) per liter during the nine months ended September 30, 2010, which we believe was mainly attributable to an increase in international oil prices.  The increase in the cost of gasoline revenue was partly offset by the decrease in sales volume.

Installation Services. Cost of revenue from our installation services decreased by 0.7%, or $18,607, to $2,715,518 during the nine months ended September 30, 2010 compared to $2,734,125 during the nine months ended September 30, 2009, mainly due to the increased cost of labor and materials, such as natural gas pipe fittings and meters.

Automobile Conversion Services.  Cost of our automobile conversion revenue decreased by 23.8%, or $253,084, to $810,377 during the nine months ended September 30, 2010 compared to $1,063,461 during the nine months ended September 30, 2009, which was in line with the decrease in revenue from automobile conversion services.

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Nine months ended September 30, 2010 (Unaudited)	Nine months ended September 30, 2009 (Unaudited)	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$22,305,552	$23,756,163	$(1,450,611)	(6.1%)
Natural gas from pipelines	1,108,349	611,086	497,263	81.37
Gasoline	330,616	246,277	84,339	34.3%
Installation and others
Installation	3,833,389	4,285,468	(452,079)	(10.6%)
Automobile conversion	521,789	730,540	(208,751)	(28.6%)
Total	$28,099,695	$29,629,534	$(1,529,839)	(5.2%)

We earned a gross profit of $28,099,695 for the nine months ended September 30, 2010, a decrease of $1,529,839, or 5.2%, compared to $29,629,534 for the nine months ended September 30, 2009. The decrease in gross profit was primarily due to the increased cost of fueling station revenue in Henan Province.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 53.9% in the nine months ended September 30, 2009 to 48.7% in the nine months ended September 30, 2010 due to increased procurement costs for natural gas for fueling stations in Henan Province.

Gross margin for natural gas sold through pipelines was 29.8% during the nine months ended September 30, 2010, and decreased slightly as compared to 29.9% during the nine months ended September 30, 2009.

Gross margin for gasoline sales increased from 5.5% during the nine months ended September 30, 2009 to 6.1% during the nine months ended September 30, 2010, primarily due to a greater increase in gasoline retail price compared with the increase in procurement prices for gasoline.

Gross margin for our installation business decreased to 58.5% in the nine months ended September 30, 2010 from 61.1% in the nine months ended September 30, 2009 due to increased cost of labor and materials.

Gross margin for our automobile conversion business decreased from 40.7% in the nine months ended September 30, 2009 to 39.2% in the nine months ended September 30, 2010 due to increasing competition and decreasing conversion price.

Our total gross margin decreased from 49.9% for the nine months ended September 30, 2009 to 44.7% for the nine months ended September 30, 2010, primarily due to higher procurement costs for natural gas for fueling stations in Henan Province,

Operating Expenses

We incurred operating expenses of $15,074,016 for the nine months ended September 30, 2010, an increase of $3,724,967, or 32.8%, compared to $11,349,049 for the nine months ended September 30, 2009.

Sales and marketing costs increased 22.5% or $1,764,652, from $7,845,784 for the nine months ended September 30, 2009 to $9,610,436 for the nine months ended September 30, 2010, primarily due to a $572,081 increase in depreciation expense, a $278,162 increase in rental expense, $254,723 increase in transportation expense, and a $225,863 increase in electricity costs, primarily related to the addition of four new fueling stations in the second quarter of 2010 and one new fueling station in the third quarter of 2009, offset by the disposal of one fueling station during the third quarter of 2010. The increase also reflects costs related to social security benefits for our sales employees that we began to incur in the third quarter of 2009. Transportation cost during the nine months ended September 30, 2010 was approximately $4,684 per million cubic meters of natural gas compared to $2,536 per million cubic meters of natural gas for the three months ended September 30, 2009.

General and administrative expenses increased $1,960,315, or 56.0% from $3,503,265 for the nine months ended September 30, 2009 to $5,463,580 for the nine months ended September 30, 2010, primarily reflecting increases of $852,303 in stock option expense for the Company’s employee stock option plan, $246,210 in legal fees, $154,863 in salaries, $129,167 in allowance of bad debt, an increase in costs related to market development initiatives in Hubei Province and other regions, an increase in social security benefits for our administrative employees that we began to incur in the third quarter of 2009, as well as increased Delaware franchise tax due to our increased outstanding share and asset base.

Income from Operations and Operating Margin

Income from operations decreased by $5,254,806 or 28.7%, to $13,025,679 for the nine months ended September 30, 2010 from $18,280,485 for the nine months ended September 30, 2009, primarily due to the increase in procurement cost and operating expenses.  Our operating margin for the nine months ended September 30, 2010 was 20.7%, compared to 30.8% for the nine months ended September 30, 2009.

Non-Operating Income (Expense)

Our non-operating income was $1,834,475 for the nine months ended September 30, 2010 compared to non-operating expense of $2,383,367 for the nine months ended September 30, 2009. The fluctuation is primarily due to the $1,508,003 gain associated with a change in fair value of our outstanding warrants. For the nine months ended September 30, 2009, we incurred a $1,473,762 loss on change in the fair value of our warrants. In addition, we capitalized $4,721,416 in interest expense for the nine months ended September 30, 2010 compared with $3,419,796 in capitalized interest expense for the same period in 2009.

Provision for Income Tax

Income tax was $2,719,539 for the nine months ended September 30, 2010 compared to $3,185,220 for the nine months ended September 30, 2009. The decrease was primarily due to lower operating income for the nine months ended September 30, 2010 compared to the same period in 2009.  In addition, the non-operating income from the change in fair value of warrants was not subject to income tax because we had incurred a net operating loss for income tax purpose for the nine months ended September 30, 2010.

Net Income

Based on the foregoing, net income decreased to $12,140,615 for the nine months ended September 30, 2010, a decrease of $571,283, or 4.5%, from $12,711,898 for the nine months ended September 30, 2009. Net margin decreased slightly to 19.3% in the nine months ended September 30, 2010 from 21.4% in the nine months ended September 30, 2009.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have consisted of cash generated from our operations, debt financing and equity offerings. In 2008, we sold senior notes with a face value of $40 million to Abax Lotus Ltd. In September 2009, we completed a secondary offering of common stock with gross proceeds of approximately $57 million. Our principal uses of cash have been, and are expected to continue to be, for operational purposes as well as for constructing our LNG plant in Jingbian, Shaanxi Province and other projects.

As of September 30, 2010, we had $36,340,993 of cash and cash equivalents compared to $48,177,794 of cash and cash equivalents as of December 31, 2009. The decrease was primarily attributable to the construction of the LNG plant, the addition of new fueling stations and market development initiatives.

Net cash provided by operating activities was $13,534,460 for the nine months ended September 30, 2010 compared to net cash provided by operations of $18,261,387 for the nine months ended September 30, 2009. The primary reason for the change was due to lower operating income during the nine months ended September 30, 2010 compared to the same period in 2009, and an increase in working capital of $3,101,080.

Net cash used in investing activities increased from $22,578,879 during the nine months ended September 30, 2009 to $45,698,160 for the same period in 2010 due to $8,323,603 of prepayments to equipment suppliers, $1,765,200 of prepayments for land use rights, $22,433,455 of additions to construction in progress primarily related to the LNG plant, $11,440,122 related to the acquisition of four fueling stations, and $3,648,080 related to the acquisition of Makou during the nine months ended September 30, 2010.

Net cash provided by financing activities was $19,652,100 for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $54,370,361 for the nine months ended September 30, 2009. The primary source of cash flow from financing activities was a bank loan in the amount of $17,652,000 from Shanghai Pudong Development Bank (“SPDB”).

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash from financing activities; will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and United States dollars will remain stable. Historically, inflation has not had a material impact on our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Capital Expenditures

Our planned capital expenditures as of September 30, 2010 were approximately $271 million through December 2015, the majority of which we expect to be incurred in connection with phases II and III of the LNG facility in Jingbian, Shaanxi Province, investment in the Xi’an International Port Administrative Committee Project, construction or acquisition of additional fueling stations and compressor stations, and to fund the expansion of our operations in Hubei Province. The company expects to fund the capital expenditures through cash flow from operations as well as through potential equity and debt offerings, should circumstance require.

Outstanding Indebtedness

On December 30, 2007, we entered into a securities purchase agreement with Abax and, on January 29, 2008, we entered into an amendment to such agreement with Abax (as amended, the “Purchase Agreement”). Under the Purchase Agreement, on January 29, 2008, we sold to Abax $20,000,000 in principal amount of our 5.0% Guaranteed Senior Notes due 2014 (the “Senior Notes”) and warrants to purchase 1,450,000 shares of our common stock, and on March 3, 2008, we issued to Abax an additional $20,000,000 in principal amount of Senior Notes.

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends, and disposition of properties as well as being obligated to maintain certain financial ratios.

Long-term loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,964,000 to JBLNG. SPDB transferred $13,473,000 and $4,491,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the People’s Bank of China’s standard three to five year rate, 5.76% for the first year and subject to adjustment commencing the second year. The loan period is 58 months from the date of effectiveness of the contract, and will be repaid annually, with the last repayment no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within PRC.

Contractual Obligations

Our contractual obligations are as follows:

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$40,000	$3,333	$26,667	$10,000	$-
Other long term liabilities reflected on balance sheet(1)	17,500	-	-	$17,500	-
Long term loan	17,964	-	8,982	8,982	-
Total	$75,464	$3,333	$35,649	$36,482	$-

(1)
The $17,500,000 reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008.  Abax is entitled to require the Company purchase back the portion of warrants not exercised upon expiration.

Commitments and Contingencies

Lease Commitments

We recognize lease expense on a straight-line basis over the term of the lease in accordance with FASB’s accounting standard regarding leases. We entered into a series of long-term lease agreements with outside parties to lease land use rights to our self-built natural gas fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most lease agreements. We also entered into two office leases in Xi’an, PRC, one office lease in Jingbian, PRC, one office lease in Wuhan, PRC and one office lease in New York, New York in the United States. The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2010	$1,013,923
Year ending December 31, 2011	2,287,605
Year ending December 31, 2012	2,087,487
Year ending December 31, 2013	2,001,803
Year ending December 31, 2014	2,405,727
Thereafter	35,726,814
Total	$45,523,359

For the three months ended September 30, 2010 and 2009, the land use right and office lease expenses were $671,781 and $411,452, respectively. For the nine months ended September 30, 2010 and 2009, the land use right and office lease expenses were $1,508,194 and $1,209,549, respectively.

Property and Equipment Purchase Commitments

We have purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other construction in progress projects. Our purchase commitments are as follows:

Year ending December 31, 2010	$18,931,831
Year ending December 31, 2011	390,717
Thereafter	-
Total	$19,322,548

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. However, none of those agreements stipulate any specific purchase amount or quota each year, thus giving the Company enough flexibility to constantly look for lower-cost sources of supply. Therefore, we are not legally bound in purchase commitments by those agreements.

We maintain long-term natural gas purchase agreements with one of our vendors as of September 30, 2010. We have no minimum purchase requirements. Contracts are renewed on an annual basis. We do not expect any issues or difficulties in continuing to renew our supply contracts with these vendors going forward. Price points for natural gas are strictly controlled by the government.

The sales prices of both pipeline natural gas in Shaanxi Province and vehicular fuel in Xi’an City have been increased from October 20, 2010, according to new notices issued by the Shaanxi Province Price Bureau and Xi’an Municipal Price Bureau. The sales price of pipeline natural gas in Shaanxi Province was increased by RMB 0.23 (US $0.03) per cubic meter for residential terminal use. The sales prices for commercial and industrial use was increased by RMB 0.35 and RMB 0.55 (US $0.05 and $0.08) per cubic meter, respectively. Additionally, the sales price of CNG for vehicular fuel in Xi’an, the capital of Shaanxi Province, was adjusted to the target ratio of 0.6:1 to the retail price of grade 90 gasoline. The retail price of CNG was increased by RMB 0.9 (US $0.14) per cubic meter. The adjusted prices took effect on October 20, 2010.

The sales prices of vehicular fuel in Kaifeng City and Xuchang City, Henan Province have been increased from July 20, 2010 and August 1, 2010, respectively, according to new notices issued by Kaifeng Development and Reform Commission and Xuchang Development and Reform Commission. The sales price of vehicular fuel in Kaifeng City was increased by RMB 3.30 (US $0.42) to RMB 3.60 (US $0.46) per cubic meter. The sales price of vehicular fuel in Xuchang City was increased by RMB 3.20 (US $0.41) to RMB 3.65 (US $0.47) per cubic meter. Additionally, the sale prices of CNG for vehicular fuel in Kaifeng City was adjusted to the target ratio of no lower than 0.6:1 to the retail price of grade 90 gasoline. The sale prices of CNG for vehicular fuel in Xuchang City was adjusted to no lower than 0.6:1 to the retail price of grade 90 gasoline and gradually to the target ratio of no lower than 0.75:1.

Foreign Currency Translations

Our reporting currency is the United States dollar. The functional currency of XXNGC and our and XXNGC’s PRC subsidiaries, and, therefore, our functional currency, is the RMB. The results of operations and financial position of XXNGC and the Company’s and XXNGC’s PRC subsidiaries are translated to United States dollars using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. As a result, translation adjustment amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity, were translated at the September 30, 2010 exchange rate of RMB 6.68 to $1.00 as compared to RMB 6.82 to $1.00 at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2010 and 2009, were 6.80 RMB and 6.82 RMB to $1.00, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial position and results of operations contained in this Quarterly Report on Form 10-Q is based on our condensed consolidated unaudited financial statements, contained elsewhere herein. The preparation of these financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes in the development of our accounting estimates or the assumptions underlying those estimates, or the accounting policies that we disclosed as our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

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

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for CNG fueling stations and liquefied natural gas (“LNG”) project in Jingbian County, Shaanxi Province, PRC, a natural gas infrastructure project in the Xi’an International Port District and other projects, including technology licensing fees, equipment purchases, land use rights requisition cost, capitalized interest and other construction fees. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

Revenue Recognition

Revenue is recognized when services are rendered to customers and when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. Construction contracts are usually completed within one to two months.  Revenue from repairing and modifying vehicles is recorded when services are rendered to and accepted by the customers.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and provide disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Natural Gas Price Risk

Our major market risk exposure continues to be the pricing applicable to our purchases and value-added reselling of CNG. Our revenues and profitability depend substantially upon the applicable prices of natural gas, which in China are regulated and fixed by central and local governments and do not fluctuate significantly. Such price stability is expected to continue for operations in China. We currently don’t have any hedge positions in place to reduce our exposure to changes in natural gas wholesale and retail prices.

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $57,964,000 at September 30, 2010, all of which bears interest at fixed rates. The fixed-rate debt amount of $40,000,000 is due in 2014.  The remaining portion of the outstanding long-term debt, in the amount of $17,964,000, bears interest at flexible rates, and is due between 2012-2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities of which the functional currency is the RMB, are translated into United States dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the United States dollar. We recorded a $4,061,751 adjustment to increase our equity account for the nine months ended September 30, 2010 to reflect the net impact of the fluctuating of Chinese currency against the U.S. dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and after considering the material weaknesses in our internal control over financial reporting discussed in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 under the heading “Management’s Report on Internal Control over Financial Reporting (Restated),” our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2010 were not effective because the Company failed to implement policies and procedures that would have prevented our:

•
failure to disclose a JBLNG’s loan with SPBD (the “Loan”), XXNGC’s pledge of its equipment and vehicles located within the PRC to secure the Loan (the “Pledge”) and XXNGC’s guarantee of thee Loan (the “Guarantee”) as subsequent events in the footnotes to its consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009;

•
failure to disclose the Loan, the Pledge and the Guarantee in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

•	failure to file a Current Report on Form 8-K within four days after entry into the Loan, the Pledge and the Guarantee; and

•
incorrect determination that the Pledge constituted a breach of the indenture governing the Senior Notes (the “Indenture”), which led us to erroneously (i) reclassify from long term liabilities to short term liabilities the Senior Notes and the fair value of the redeemable warrants issued to Abax in connection with the Senior Notes in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “Amended 10-K”) and Amendment No. 1 to our Quarterly Report 10-Q/A for the quarter ended March 31, 2010 (the “Amended 10-Q”), (ii) disclose in the Amended 10-K, the Amended 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 10-Q”) that the Pledge constituted a breach of the Indenture and (iii) classify the Senior Notes and warrants as current liabilities instead of long term liabilities in our Second Quarter 10-Q; and

•
failure to document and communicate to the Board of Directors and all members of management the evaluation of disclosure requirements in connection with acquisitions of four natural gas stations in the second quarter of 2010 and the acquisition of Makou in the third quarter of 2010.

Changes in internal control over financial reporting

Other than as disclosed in Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on October 1, 2010, under the headings “Item 9A. Controls and Procedures – Management’s Report on Internal Control over Financial Reporting (Restated)” and “– Management’s Remediation Initiatives,” there was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We and certain of our officers and directors were recently named as defendants in two putative class action lawsuits alleging violations of the federal securities laws.　 The first action, captioned Vandevelde v. China Natural Gas, Inc., et al., C.A. No. 10-728, was filed on August 26, 2010 in the United States District Court for the District of Delaware.　 The second action, captioned Baranowski v. China Natural Gas, Inc., et al., Case No. 10-6572, was filed on September 3, 2010 in the United States District Court for the Southern District of New York.　 The plaintiffs in these actions assert that we, Qinan Ji, Zhiqiang Wang, Donald Yang, David She, Carl Yeung and Lawrence Leighton violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, when we failed to disclose and properly account for the Loan in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The complaints allege that the Pledge to secure the Loan violated the Indenture for the Senior Notes and the warrant agreement relating to the warrants issued to Abax, giving the holder of those notes and warrants the right to declare a default under the Indenture. The complaints further allege that, on August 20, 2010, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to disclose the Loan and restate its financial statements in light of the note and warrant holder’s right to declare a default under the Indenture, and that the announcement of this news caused the price of our stock to drop by twenty percent. The plaintiffs seek damages in an unspecified amount to recover the losses purportedly suffered by the putative class as a result of that decline. The complaints also assert claims against the individual defendants as controlling persons of the Company for violations of Section 20(a) of the Securities Exchange Act of 1934.

Two putative class members in the Vandevelde action have moved for appointment as lead plaintiff. After the Court decides those motions, the putative class member who is appointed lead plaintiff will have an opportunity to file an amended complaint. Defendants will not be required to answer or otherwise respond to the complaint until after lead plaintiff either decides to proceed on the basis of the original complaint or files an amended complaint.

We currently cannot estimate the outcome of this litigation as of the date of this report.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 10, 2010. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Item 6.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit
2.1
Share Purchase Agreement made as of December 6, 2005 among Coventure International Inc., Xi’an Xilan Natural Gas Co., Ltd. and each shareholder of Xi’an Xilan Natural Gas Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 9, 2005).

2.2
Return to Treasury Agreement made as of December 6, 2005 between Coventure International Inc. and John Hromyk (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 9, 2005).

2.3
Purchase Agreement made as of December 19, 2005 between China Natural Gas, Inc. and John Hromyk (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2005).

2.4	Form of Equity Ownership Transfer Agreement (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 31, 2008).

3.1
Certificate of Incorporation, dated March 31, 1999 (incorporated herein by reference to Exhibit 3.(I) to the Company's Registration Statement on Form 10SB filed September 15, 2000, SEC File No. 000-31539).

3.2
Certificate of Amendment of Certificate of Incorporation, dated May 25, 2000 (incorporated herein by reference to Exhibit 3.(I) to the Company's Registration Statement on Form 10SB filed September 15, 2000, SEC File No. 000-31539).

3.3
Certificate of Ownership and Merger, dated February 14, 2002 (incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.4	Certificate of Ownership, dated December 13, 2005 (incorporated herein by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.5
Certificate of Amendment of Certificate of Incorporation, dated October 26, 2007 (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.6
Certificate of Amendment of Certificate of Incorporation, dated April 21, 2009 (incorporated herein by reference to Exhibit 5 to the Company's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File no. 001-34373).

3.7	By-Laws (incorporated herein by reference to Exhibit 3.(II) to the Company's Registration Statement on Form 10SB filed September 15, 2000, SEC File No. 000-31539).

3.8	Amended and Restated By-Laws, dated June 14, 2006 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 16, 2006).

3.9
Amended and Restated By-Laws, dated September 24, 2008 (incorporated herein by reference to Exhibit 7 to the Company's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Natural Gas, Inc.

November 15, 2010	By:	/s/ Qinan Ji
Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	By:	/s/ David She
David She
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)