Form 10-K
period 2010-12-31
China Natural Gas, Inc.
filed 2011-03-14
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 000-34373

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2010, was approximately $146,361,188. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of February 28, 2011 there were 21,321,904 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

EX-21.1 (List of Subsidiaries)

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;
Part III, Item 14, Principal Accountant Fees and Services.

Part I

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing stockholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

ITEM 1. BUSINESS

Overview

We are an integrated natural gas operator in the Peoples’ Republic of China (referred to herein as China or the PRC), primarily involved in the distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of December 31, 2010, we operated 27 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the year ended December 31, 2010, we sold CNG of 169,441,928 cubic meters of CNG through our VIE-owned fueling stations, compared to164,343,895 cubic meters for the year ended December 31, 2009. We also transport, distribute and sell piped natural gas to residential and commercial customers in Xi’an City area, including Lantian County, and the districts of Lintong and Baqiao, in Shaanxi Province, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers,

We currently operate four main business lines:

•	Distribution and sale of CNG through our VIE-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (39 stations as of December 31, 2010);

•
Installation, distribution and sale of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 115,479 residential customers as of December 31, 2010;

•
Distribution and sale of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (four of our CNG fueling stations sold gasoline as of December 31, 2010; and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion sites.

We buy all of the natural gas that we sell and distribute to our customers. We do not mine or produce any of our own natural gas and have no plans to do so for the year ending December 31, 2011. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

On October 24, 2006, our VIE, XXNGC, formed a wholly owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd., or SJLNG, for the purpose of constructing a liquefied natural gas, or LNG, facility to be located in Jingbian, Shaanxi Province. We estimate an aggregate investment of approximately $68 million to construct this facility, which will be funded through the sale of senior notes to Abax Lotus Ltd., (referred to herein as as Abax), and our equity financing that was transacted in September 2009, as well as cash flows from our operations. The LNG plant is now in test production phase. Once fully completed and operational, the plant is expected to have an LNG processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

We had total revenues of $89,953,623, $81,066,118 and $67,720,659 for the years ended December 31, 2010, 2009 and 2008, respectively.  We had net income of $17,220,372, $18,830,787 and $15,190,368 for the years ended December 31, 2010, 2009 and 2008, respectively. We had total assets of $247,448,555, $197,614,516 and $118,262,291 as of December 31, 2010, 2009 and 2008, respectively.

Our Corporate History and Structure

During the second quarter of 2010, XXNGC effectively acquired 100% of assets and operating rights of four natural gas stations in Xi’an, PRC, for a total combined cash consideration of $10,502,490 (RMB 71,300,000), which consists of approximately $5.6 million for plant and equipment and approximately $4.9 million for operating rights.

During the third quarter of 2010, we completed the acquisition of Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd., or Makou, for a purchase price of $3,648,080. Makou owns and operates a CNG compressor station in Hanchuan City, Hubei Province. Natural gas is transferred via high pressure pipelines, compressed on-site and sold on a wholesale basis, delivered by tankers to fueling stations in Hubei Province.

On December 17, 2009, XXNGC formed Hubei Xilan Natural Gas Co., Ltd., or HBXNGC, as a wholly owned limited liability company in Hubei Province, PRC. HBXNGC was established to construct harbor LNG fueling stations and ships in Hubei, PRC.

On October 27, 2009, CHNG formed Xilan Energy Co., Ltd., or XEC, as a wholly owned limited liability company in Hong Kong.  XEC was established for the purpose of importing LNG into PRC.

On October 27, 2009, XXNGC formed Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd., or the JV, as a joint venture with China National Petroleum Corporation Kunlun Natural Gas Co., Ltd., or CNPC Kunlun, in Henan province, PRC. The JV was established to build and operate CNG compressor stations and fueling stations, sell CNG, provide vehicle conversion services from gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles and technical advisory work services in Henan Province, PRC. CNPC Kunlun holds 51% ownership of the JV and XXNGC holds 49% ownership.

On October 2, 2008, XXNGC acquired a 100% equity interest in Lingbao Yuxi Natural Gas Co., Ltd., or LBNGC, that possesses the right to operate CNG fueling stations and pipelines in the city of Lingbao, from the former shareholders of LBNGC, Zhihe Zhang, who held a 90% ownership interest in Henan Province, and Lingjun Hu, who held a 10% ownership interest in Henan Province.

On July 3, 2008, XXNGC formed a wholly owned subsidiary, Henan Xilan Natural Gas Co., Ltd., or HXNGC, for the purpose of improving the efficiency of our natural gas fueling station operations, pipeline construction, engineering design, construction and technical advisory work services in Henan Province. HXNGC also operates our CNG fueling stations in Henan Province.

On December 1, 2006, XXNGC formed a wholly owned subsidiary, Shaanxi Xilan Auto Body Shop Co., Ltd., or SXABC, that converts gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles.

On October 24, 2006, XXNGC formed SJLNG, a limited liability company organized under the laws of the PRC to administer the production and sales of LNG.

On February 22, 2006, we formed Shaanxi Xilan Natural Gas Equipment Co., Ltd., or SXNGE, as a wholly foreign owned enterprise, or WFOE. SXNGE entered into exclusive arrangements with XXNGC and its shareholders, providing us with the ability to substantially influence XXNGC's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. We executed these arrangements on August 17, 2007. As a result, we consolidate the financial results of XXNGC as a VIE.

On December 6, 2005, Coventure issued an aggregate of 4 million shares to all of the registered shareholders of XXNGC, and entered into exclusive arrangements with XXNGC and such shareholders, providing us with the ability to substantially influence XXNGC's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. On December 19, 2005, we changed our name to China Natural Gas, Inc.

We were incorporated in the State of Delaware on March 31, 1999, as Bullet Environmental Systems, Inc. On May 25, 2000 we changed our name to Liquidpure Corp. and on February 14, 2002 we changed our name to Coventure International, Inc., or Coventure.

The following illustrates our corporate and share ownership structure:

Our Variable Interest Entity Agreements

The following is a summary of the agreements we have with our VIE, XXNGC:

Consulting Service Agreement, dated August 17, 2007 entered into between SXNGE and XXNGC. Pursuant to the agreement, SXNGE provides XXNGC exclusive consulting services with respect to XXNGC's general business operation, human resources and research and development. In return, XXNGC pays a quarterly service fee to SXNGE, which is equal to XXNGC’s revenue for such quarter. The term of the agreement is indefinite, but SXNGE and XXNGC may terminate this agreement if both parties agree to terminate it after negotiation. This agreement is retroactive to March 8, 2006.

Operating Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand. Pursuant to the agreement, SXNGE agrees to act as a guarantor for XXNGC in the contracts, agreements or transactions in connection with XXNGC’s operation between XXNGC and any other third party, to provide full guarantee for the performance of such contracts. XXNGC agrees, as a counter-guarantee, to pledge all of its assets, including accounts receivable to SXNGE. The XXNGC shareholders party to the operating agreement agree to, among other things, appoint as XXNGC's director, individuals recommended by XXNGC and appoint SXNGE's senior officers as XXNGC's general manager, chief financial officer and other senior officers. The term of the agreement is indefinite, but SXNGE and XXNGC may terminate this agreement if both parties agree to terminate it after negotiation. This agreement is retroactive to March 8, 2006.

Equity Pledge Agreement, dated August 17, 2007, entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand. Pursuant to the agreement, to secure the payment obligations of XXNGC under the Consulting Service Agreement described above, the XXNGC shareholders party to this equity pledge agreement have pledged to SXNGE their entire equity ownership interests in XXNGC. Upon the occurrence of certain events of default specified in this agreement, SXNGE may exercise its rights and foreclose on the pledged equity interest. Under the agreement, the pledgors may not transfer the pledged equity interest without SXNGE's prior written consent. The agreement will also be binding upon successors of the pledger and transferees of the pledged equity interest. The term of the pledge is two years after the obligations under the Consulting Service Agreement have been fulfilled. This agreement is retroactive to March 8, 2006.

Option Agreement, dated August 17, 2007, entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand. Pursuant to the agreement, the XXNGC shareholders party thereto irrevocably granted to SXNGE, or any third party designated by SXNGE, the right to acquire, in whole or in part, the respective equity interests in XXNGC of these XXNGC shareholders. The option agreement can be terminated by SXNGE by written notice to XXNGC of its intention to terminate the agreement with 30 days prior notice. The option agreement is retroactive to March 8, 2006.

Addendum to the Option Agreement, dated August 8, 2008, entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand.  Pursuant to the addendum to the option agreement, the XXNGC shareholders (referred to as the Transferors) irrevocably granted to SXNGE an option to purchase the XXNGC shareholders' additional equity share in XXNGC (referred to as the Additional Equity Interest) in connection with an increase in XXNGC's registered capital since the execution of the option agreement at $1.00 or the lowest price permissible under the applicable laws at the time that SXNGE exercises the option to purchase the Additional Equity Interest. The option agreement can be terminated by SXNGE by written notice to XXNGC of its intention to terminate the agreement with 30 days prior notice. The addendum is retroactive to June 30, 2008.

Proxy Agreement dated August 17, 2007, entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand.  Pursuant to the agreement, the XXNGC shareholders irrevocably granted to SXNGE the right to exercise their shareholder voting rights, including attendance at and voting of their shares at shareholders meetings in accordance with the applicable laws and XXNGC’s articles of associations. The agreement is retroactive to March 8, 2006.

Our Products, Services and Customers

CNG and Gasoline Fueling Stations

As of December 31, 2010, our VIE operated 27 CNG fueling stations in the Shaanxi Province and 12 CNG fueling stations in Henan Province. Through these VIE-owned fueling stations, CNG is sold to taxis, buses and private cars that operate with CNG technology. During the year ended December 31, 2010, we purchased natural gas at an average cost of RMB1.23 per cubic meter and sold each cubic meter for RMB2.48, net of value-added taxes, in Shaanxi Province, and we purchased natural gas at an average cost of RMB1.69 per cubic meter and sold each cubic meter for RMB2.98, net of value-added taxes, in Henan Province.

We continue to expand the number of our VIE-owned CNG fueling station by constructing new stations as well as acquiring existing stations. We can obtain approvals and construct a CNG fueling station in Shaanxi Province in approximately 60 days for a cost of approximately US$1,300,000 to US$1,500,000. We are currently evaluating additional sites for CNG fueling stations in Shaanxi Province, Henan Province and in other regions.

Our VIE also owns two natural gas compressor stations as of December 31, 2010. One of them, Hongqing station, is located in Xi’an City and was acquired in July 2005, near our pipeline network; the other station is located in Xianyang City and was acquired in January 2008. We sold the Changsheng station, which was acquired in September 2008, on May 31, 2010, for a consideration of RMB11 million. A compressor station compresses natural gas and allows trucks to transport CNG to fueling stations. We currently have a daily processing capacity of 250,000 cubic meters of CNG.

We began to distribute and sell gasoline during the fourth quarter of 2007 in an effort to support our sales of CNG by attracting more natural gas/gasoline hybrid car owners through providing a one-stop refueling option for such customers. Our gasoline facilities were either installed by us at our existing CNG stations or acquired through our acquisition of CNG fueling stations that have both CNG and gasoline-fueling capability. As of December 31, 2010, we distributed and sold gasoline at four of our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles in Xi'an City. During the year ended December 31, 2010 we purchased gasoline at an average cost of RMB4.94 per liter and sold each liter at an average price of RMB5.28, net of value-added taxes, in Xi'an City.

Our Pipeline Distribution System

Our VIE owns and operates a high pressure pipeline network of approximately 120 kilometers in Xi’an City area. The network connects to a high pressure government-owned pipeline network operated by Shaanxi Natural Gas Company, which supplies natural gas directly from a gas field in the northern region of the province. Our high pressure pipeline then feeds into city-gate "let-down" stations in Hongqing and Lantian County, where the pressure is reduced and natural gas is transported through a network of low-pressure distribution pipes to supply our residential and commercial customers in Lantian County and Lintong and Baqiao Districts. The gas is also supplied to our compressor stations at Hongqing and Xianyang where CNG is delivered by tankers to our CNG fueling stations.

Each of our pipeline customers is physically connected to our pipeline network through Company-installed and maintained piping and natural gas usage gauges. We generate revenues both from the sale of natural gas to these customers and the installation and maintenance of the equipment.

We believe that we are currently the sole authorized provider of natural gas to residential customers in our service areas and the only privately owned company in Shaanxi Province to own and operate this type of high pressure pipeline.

Our Automobile Conversion Sites

We began our automobile conversion business during the second quarter of 2007. Our automobile conversion sites convert gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles. As of December 31, 2010, we have four automobile conversion sites, all of which operate in the Xi'an City area.

Our CNG Market

As of December 31, 2010, there were approximately 7,087 buses and 12,738 taxis powered by CNG in Xi’an City, that accounts for approximately 99% each of all buses and taxis in Xi’an City. According to the PRC Ministry of Science and Technology, each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day (source: PRC Ministry of Science and Technology). Compared to gasoline and diesel, we believe that natural gas, as one kind of vehicular fuel, is cheaper, cleaner and safer. The PRC government’s Clean Energy Policy encourages the use of CNG as a vehicular fuel.

We estimate that each CNG fueling station in Xi’an City sold approximately 11,000 cubic meters of CNG on average per day in 2010. As of December 31, 2010, there were 75 CNG fueling stations in Xi’an City and, accordingly, we estimate that in total approximately 825,000 cubic meters of CNG was sold per day during 2010. We believe that there is unmet demand for CNG as vehicular fuel in Xi’an City area.

According to Zhengzhou Evenings, as of December 31, 2010, there were approximately 2,550 buses and 10,607 taxis powered by CNG in Zhengzhou City, which accounts for approximately 85% each of all buses and taxis in Zhengzhou City. We estimate that each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day.

We estimate that on average each CNG station in Henan Province pumped approximately 11,000 cubic meters of CNG per day in 2010. As of December 31, 2010, there were 46 CNG fueling stations in Henan Province and we estimate that approximately 506,000 cubic meters of CNG was pumped per day during 2010. We believe that there is unmet demand for CNG as vehicular fuel in Henan Province.

While there are many competitors in the distribution and sale of CNG in China, we believe that we are well positioned in the market through our cooperation with local natural gas suppliers and our operational experience in Shaanxi and Henan Provinces.

Our Pipeline Network Customers

As of December 31, 2010, we had 115,479 customers for our pipeline network, including residential and commercial customers. We continue to expand our customer base in Xi’an City's newly developed business and residential areas including Baqiao, Hongqing and Xihang as well as Lingbao in Henan Province. Our commercial customers, including Xiwei Aluminum Company and Hungtian Company, use natural gas as a raw material for their production process. We are not dependent upon any single customer or group of customers for a material portion of our natural gas sales or revenues.

Our pipeline customers purchase natural gas by prepaid cards that can be inserted into the connection equipment to initiate gas flow.

We entered into agreements with Xi’an International Port Administrative Committee, the Port Committee, and the town of Tangyu, China, in April 2008 and October 2008, respectively, to provide natural gas to local residents and businesses. The international port project is estimated to involve the development of approximately 28 square miles of business district and the investment of up to $30 million over the next several years, based on the Port Committee’s planning schedule. The Tangyu project involves supplying natural gas to potentially 50,000 residential and commercial users at a tourist site undergoing development and expansion. Our agreement with the Port Committee is currently being challenged by Xi'an Municipal Administration Commission for violating an exclusive agreement between the municipal government and Qin Hua Gas Company, one of our major competitors in our pipeline natural gas business. We disagree with the Xi'an Municipal Administration Commission's assessment and are currently in negotiations with it to resolve the issue. We do not anticipate that this event will create a contingent liability to us.

Our LNG Project

In September 2007, we began the construction of an LNG processing and distribution plant in Jingbian, Shaanxi Province, or the LNG Project. We estimate an aggregate investment of approximately $68 million for the LNG Project, that will be funded through the sale of senior notes to Abax and our September 2009 equity financing, as well as cash flows from operations. We believe we have obtained all the required permits and approvals to build the LNG plant and expect the construction to be completed in the second quarter of 2011. We believe that adding LNG to our product offerings will expand our geographic sales footprint and improve our revenues and profitability as well as diversify our revenue and profit structure.

During 2010 and 2009, we made significant progress towards completing the LNG Project and spent approximately $57 million and $31 million, respectively, in constructing our LNG facility, acquiring technology licenses, prepayment of equipment purchases and acquiring land use rights.

We initiated our first test run of the LNG Project in July 2010 and completed the test run in December 2010, including testing the operation of various components and equipment for Phase I of the project.

Both CNG and LNG are natural gas compressed into canisters for convenient transportation, usually by tankers, to locations of distribution or consumption. Typically, CNG is compressed at 200 kilograms per cubic centimeter and LNG is compressed at up to 625 times atmospheric pressure per normal cubic meter and must be transported at sub-zero temperatures. The cost of compressing and processing LNG is higher than CNG, but LNG can be transported in larger volumes and over longer distances per tanker and the per unit transportation costs are therefore lower than CNG.

We believe we are well positioned in the LNG business because the National Development and Reform Commission, or the NDRC, has stopped approving new LNG projects based on onshore gas fields that involve the processing of domestic natural gas supplies since August 2007.

Suppliers

We purchase our natural gas mainly from four vendors, namely, Shaanxi Natural Gas Co. Ltd., Petrochina Chang Qing Oil Field Branch, Huojia Hualong  Petrochemical Co., Ltd. and Qinshui Lanyan Coal Bed Methane Co., Ltd. Our supply contract with our largest supplier, Shaanxi Natural Gas Co. Ltd., is renewed on an annual basis. We have supply agreements with Petrochina Chang Qing Oil Field Branch, Jiyuan City Yuhai Gas Co., Ltd. and Qinshui Lanyan CoalBed Methane Co., Ltd. with no minimum purchase requirements. Our average procurement price in Henan Province increased from RMB 1.19 per cubic meter in 2009 to RMB 1.69 per cubic meter in 2010. Two of our major vendors in Henan Province are Henan Jiahua Petrochemical Co., Ltd and Qinshui Lanyan Coal Bed Methane Co., Ltd. Our average procurement price in Xi’an City increased from RMB 1.11 per cubic meter in 2009 to RMB1.23 per cubic meter in 2010. Two of our major vendors in Xi’an City are Shaanxi Natural Gas Co. Ltd.and Petrochina Chang Qing Oil Field Branch .We do not anticipate the procurement price to increase materially in 2011.

On October 19, 2006, we received a letter from PetroChina Company Limited, or PetroChina, pursuant to which PetroChina agreed in principle to supply up to 150 million cubic meters of natural gas annually to our LNG Project subsidiary subject to the negotiation of a final agreement once our LNG plant is near completion. We also entered into an agreement with CNPC Changqing Oil Field Branch Company, or CNPC Changqing, dated November 25, 2010. The agreement between CNPC Changqing and Jingbian LNG Company, one of our wholly owned subsidiaries, provides that CNPC Changqing will supply us with natural gas for our LNG Project. Under the terms of the agreement, we have the option to purchase up to 500,000 cubic meters of natural gas per day, or 150 million cubic meters per year, from CNPC Changqing at a purchase price of RMB 1.355 per cubic meter. The agreement is effective through December 31, 2011.

We do not expect any difficulty in continuing to renew our supply contracts during the next 12 months.

Intellectual Property

We have applied for a service mark on the “Xilan” name, which is used in connection with all our products and services. XXNGC is currently preparing to apply for the “CNG” trademark. XXNGC has also applied for the registration of its corporate name as a trademark under Application No. 5055703. Our corporate name has already been registered as a trademark with a useful life of 10 years, which took effect on September 21, 2010.

Research and Development

In the year ended December 31, 2010, we incurred an expense of $116,095 in connection with the experiment of converting diesel / gasoline fueled ships into natural-gas-powered ships. The funding for all research and development expenses is expected to be satisfied with operating cash flows.

Governmental and Environmental Regulation

To date, we have complied with, or are in the process of renewing, all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•	Xi’an Natural Gas Operations License, authorized by the Shaanxi Municipal Management Committee, effective from August 11, 2010 to August 11, 2011.

•
License to Supply and Install Equipment and Maintain Gas Fuel Pipelines issued by the local Bureau of Gas Fuels for Heating, an agency under the Ministry of Construction and the Xi’an Natural Gas Management Bureau. (License number: XIRAN 136)

•
Safety and Inspection Regulation under Special Equipment Safety Inspection Standards for High Pressure Pipeline and Technical Safety Inspection Regulations by Shaanxi Quality and Technology Inspection Bureau for compressor stations and pressure storage tank systems. (Approval letter reference: 2004SHAANGUOCHUHAN033)

•	Annual Safety Inspection of Lightning Conductor Equipment approved by the Shaanxi Meteorology Bureau. (Certificate number 0005274)

•	Business license to operate Shaanxi Xilan Natural Gas Equipment Co., Ltd. effective from February 22, 2006 to February 21, 2021.

•	Business license to operate Xi’an Xilan Natural Gas Co., Ltd., effective on January 8, 2000. It is a long term license and only needs annual inspection to keep it valid.

•	Business license to operate Xi’an Xilan Auto Body Shop Co., Ltd., effective on December 1, 2006. It is a long term license and only needs annual inspection to keep it valid.

•	Business license to operate Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. effective from October 24, 2006 to October 23, 2036.

•	Business license to operate Henan Xilan Natural Gas Co. Ltd. effective from July 3, 2008 to June 25, 2018.

•	Business license to operate Lingbao Yuxi Natural Gas Co., Ltd. effective from June 13, 2008 to June 12, 2012.

•	Business license to operate Hubei Xilan Natural Gas Co., Ltd., effective from December 17, 2009 to December 16, 2011.

•	Business license to operate Xilan Energy Co., Ltd., effective from October 27, 2010 to October 26, 2011.

•	Business license to operate Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd. effective from October 27, 2009 to October 22, 2029.

Fuel service station standards are subject to regulation by the Ministry of Construction, the General Administration of Quality Supervision and the Bureau of Inspection and Quarantine of the People's Republic of China. Upon satisfactory inspection of service stations, service certificates will be issued.

Various standards must be met by fueling stations, including the handling and storage of CNG, tanker handling and compressor operation. The Local Ministry of Construction and the Gas Field Operation Department of the Municipal Administration Committee regulate these standards. The Municipal Development and Reform Commission, which issues certificates for the handling of dangerous chemical agents, carries out the inspections.

Standards for the design and construction of fueling stations must conform to GB50156-2202 and technology standard BJJ84-2000.

Employees

As of December 31, 2010, we had 1,078 employees, including 111 in management, eight in sales and 959 in finance, accounting, and operations. We have not experienced any industrial actions and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

Available Information

Our website is http://www.naturalgaschina.com/.  We provide free access to various reports that we file with, or furnish to, the U.S. Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports.  Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this prospectus, including our consolidated financial statements and notes thereto, before deciding to invest in our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect us. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

Risks Related to Our Business and the PRC Natural Gas Industry

We may be adversely affected by the general conditions and overall environment of China’s economy and any changes related thereto.

Our business and operations are located mostly within China, and we rely on domestic demand for natural gas in China for our revenue, so our financial conditions and performance results are materially affected by the general conditions of China’s economy and the overall environment under which it is operating. The key factors in the economy that assert most significant impact on our performance include the growth of the industrial base, increase in residential and vehicle consumption, the overall economic growth of China and related factors. While China’s economy has grown significantly in the past two decades, the growth has been uneven geographically, among various sectors of the economy and during different periods. We cannot assure you that the Chinese economy will continue to grow or to do so at the pace that has prevailed in recent years, or that if there is growth, such growth will be steady and uniform. Such uncertainties and fluctuation in China’s economy may have a major impact on our business, operations, financial conditions and performance.

In particular, we have been seriously affected by the slowdown of China’s economy caused in part by the recent global economic crisis in the financial services and credit market, starting late 2007. We believe a number of factors contributed to this slowdown, including appreciation of the Renminbi against the U.S. dollar and the Euro, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the PRC government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation. The slowdown was further exacerbated by the recent global crisis in the financial services and credit markets that have resulted in extreme volatility and dislocation of the global capital markets.

It is uncertain how long the global crisis in the financial services and credit markets will continue and the impact this will have on the global economy in general and the economy of China in particular. We are currently unable to estimate the impact the slowing of the PRC economy will have on our business as the impact of the decline in international trade is being offset in part through domestic spending stimulus measures, expanded bank lending, increase in the speed of regulatory approvals of new construction projects and other economic policies. We do not believe that we have experienced reduced demand for natural gas to date. If the economic downturn continues, our business may be negatively affected by any decrease in demand for our natural gas products and services. Reduction in demand for natural gas would have a material and adverse effect on our financial condition and results of operations. In particular, if customers of taxis come to rely more on mass transit rather than taxis, a decline in demand for taxis may result in a decline of CNG as a vehicle fuel that would adversely affect our revenue and ability to sustain and grow our operations.

We have benefited from the natural gas procurement and sale prices set by government authorities.

Natural gas sales accounted for 79.3%,76.8% and 82.3% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively. However, the prices at which we purchase our natural gas supplies and sell our natural gas products are strictly regulated by the PRC central government, including the NDRC,, and the local state price bureaus that have the discretion to set natural gas prices within the boundaries set by the PRC central government. Our results of operations for the periods reviewed have benefited from the natural gas procurement and sale prices set by government authorities. There is no assurance that the government authorities will continue to set natural gas procurement and sale prices at levels that will allow us to improve or even maintain our margins. Increased natural gas prices affect the cost of natural gas to us and will adversely impact our margins in cases where we are unable to pass on the increased costs to our customers. In addition, higher natural gas prices may adversely impact the adoption of CNG and LNG by consumers and have a material and adverse effect on our financial condition and results of operations.

Our competitors and potential competitors may be larger than us and have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them.

We expect to face intense competition in the natural gas industry, including in both the CNG and LNG industries. Our current, and potential, competitors include companies that are part of much larger companies, including state-owned enterprises. These companies are likely to have greater resources than we do, including longer operating history, larger customer base, stronger customer relationships, greater brand or name recognition and greater financial, technical, marketing, relationship and other resources and may be able to use these greater resources to enter into the CNG and LNG industries and gain substantial market share. Competition could result in price reductions, fewer purchases, reduced gross margins and loss of market share. If we are unable to remain competitive, we may not be able to establish our LNG business, expand our CNG business into new areas or even maintain our current share of the CNG market in China.

Prices of natural gas in the PRC are subject to government regulation and can be subject to significant fluctuations.

Although regulated by the PRC central government, natural gas prices in China can be subject to significant fluctuations. Natural gas prices may be increased by the government for policy or other reasons including in response to changing national or international market forces, such as changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, level of consumer demand, economic conditions, price of imports of foreign natural gas, and domestic and foreign governmental regulations and political conditions. The volatility of natural gas prices could adversely impact the adoption of CNG as a vehicle fuel and our business.

Natural gas operations entail inherent safety and environmental risks that may result in substantial liability to us.

Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures, human error and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions, property damage, injury and death. For example, a competitor of ours in Xi'an City providing natural gas to residences recently experienced an accident resulting in significant property damage, injury and death. CNG fuel tanks, if damaged or improperly maintained, may rupture and the contents of the tank may rapidly decompress and result in death or injury. Also, operation of LNG pumps requires special training and protective equipment because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, causing loss of life, injury and property damage. Improper loading of LNG vehicles can result in venting of methane gas, leading to explosions.

Inherent in our natural gas pipeline business are a variety of hazards and operational risks, such as leaks, ruptures and mechanical problems. The location of pipelines near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering places, could increase the level of damage resulting from these risks, including the loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to us. The risks associated with our natural gas businesses may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of insurance policy limits.

We are dependent on a limited number of suppliers of natural gas, which may affect our ability to supply natural gas to our customers.

With the exception of certain compressed and liquid natural gas supplies, we obtain our supplies of natural gas primarily from four suppliers. The ability to deliver our product is dependent on a sufficient supply of natural gas and if we are unable to obtain a sufficient natural gas supply, we may be prevented from making deliveries to our customers. While we have supply contracts, we do not control our suppliers, nor are we able to control the amount of time and efforts our suppliers put forth for us. It is possible that our suppliers will not perform as expected by us and that they may breach or terminate their agreements with us. In addition, it is possible that, after a review of our supply contract, a supplier may choose to provide its services to one or more of our competitors. Any failure to obtain supplies of natural gas could prevent us from delivering our products to our customers and could have a material adverse affect on our business and financial conditions.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

Our business depends in part on environmental regulations and programs in China that promote the use of cleaner burning fuels, including natural gas, for vehicles. In particular, China’s 11th Five-Year Plan (2006-2010) has made the development of natural gas engines for heavy-load trucks a national key development project. In order to meet the demand for natural gas, the PRC government has encouraged private companies to invest in and build the necessary transportation, distribution and sales infrastructure for natural gas. On February 24, 2005, China’s State Council issued an opinion encouraging and supporting private sector businesses to become involved in industries that were previously controlled by state-owned enterprises, including oil and natural gas distribution. In 2007, China's State Development and Reform Commission officially included CNG/gasoline hybrid vehicles in the country's "encouraged development" category. In addition, local governments, including those in Chongqing, Hangzhou, Nanjing, Lanzhou and Dongguan have enacted policies providing subsidies to taxis and buses which covert their gasoline vehicles to CNG/gasoline hybrid vehicles. Any delay, repeal or modification of these regulations or programs that encourage the use of natural gas for vehicles could have a detrimental effect on the PRC natural gas industry, that, in turn, could slow our growth and materially and adversely affect our business.

The infrastructure to support coal, gasoline and diesel consumption is vastly more developed than the infrastructure for consumption of natural gas as vehicle and industrial fuels.

Coal, gasoline and diesel fueling stations and service infrastructure are widely available in China. For natural gas to become more widely used as vehicle and industrial fuels in China, promotional and educational efforts and the development and supply of more natural-gas-driven vehicles and fueling stations will be required. This will require significant continuous efforts by us, by the natural gas industry as well as by the government, and we may face resistance from oil companies, coal companies and gasoline station operators. Also, a prolonged economic recession and continued disruption in the capital markets may make it difficult or impossible to obtain financing to expand the natural gas vehicle and industrial fuel infrastructure and impair our ability to grow our business. There is no assurance natural gas will ever achieve the level of acceptance as a vehicle and industrial fuel necessary for us to expand our business significantly.

The expansion of our business into LNG may not be as successful as our CNG business, or at all.

Although a similar business to CNG, our expansion into the LNG business entails different technology and requires us to expand into new markets where permitting, environmental issues, lack of materials and lack of human resources, among other factors, could complicate our ability to operate our LNG processing facility and successfully compete in the LNG segment. In contrast to CNG, the compression and production costs of LNG are higher than CNG due to LNG's more complicated technical process and we may be unable to complete and operate our LNG expansion successfully due to the advanced technology involved in its production and sale. In addition, the construction of the LNG processing facility could also create increased financial exposure through start-up delays, the need for unforeseen repairs and failure to ramp up to full capacity. If the new plant has higher than expected operating costs or is not able to produce the expected amounts of LNG, we may be forced to sell LNG at a price below processing costs and we may make a loss. While we have received a letter from PetroChina Company Limited pursuant to which PetroChina agreed in principle to supply up to 150 million cubic meters of natural gas annually to our LNG Project subsidiary subject to the negotiation of a final agreement once our LNG plant is near completion, we have not entered into a final agreement. Additionally, if the quality of LNG produced at the facility does not meet customer specifications, we may be unable to compete with other LNG producers, that would harm our business. As our target market for our LNG expansion is outside Shaanxi and Henan Provinces, there is no assurance that we will be able to establish a strong customer base in our LNG target markets and we currently have not entered into any formal contracts with customers for the supply of LNG. While we currently also benefit from the NDRC's decision in August 2007 to cease approval of LNG projects based on onshore gas fields that involve the processing of domestic natural gas supplies, there is no assurance that the NDRC will continue such a moratorium and should the NDRC resume such approvals, any expansion of our LNG business may be adversely affected.

We are in the process of constructing only one LNG plant and any prolonged disruption of the construction or operation of the LNG plant may adversely affect our business development plans.

We are in the process of constructing only one LNG production facility. If, for any reason, the LNG production facility should fail to be completed in a timely fashion or does not operate according to our expectation, it may become difficult for us to obtain substitute LNG to sell and distribute without interruption and near our current or target markets at competitive prices. We do not have any performance guarantees, insurance or indemnification from our contractors, sub-contractors or technology licensors in connection with the construction of our LNG production facility, and we may be required to make additional investments to complete the project. In addition, if our LNG production facility or our natural gas suppliers are damaged by severe weather, earthquake or other natural disaster, or otherwise experiences prolonged downtime, our LNG production will be restricted. If we are unable to supply enough of our own LNG or purchase it from third parties to meet customer demand, our ability to expand our business into LNG sales may be impeded and our growth may be hindered and our business may be adversely affected.

We failed to comply with PRC law in our recent contribution of capital to SJLNG and will be subject to possible fines, penalties and administrative actions until the capital contribution is registered in compliance with PRC law.

In August 2008, the board of directors of XXNGC passed a resolution to increase the registered capital of SJLNG to RMB118, 305,000 through the form of intangible asset contributions. In September 2008, SJLNG obtained its updated business license reflecting the increased registered capital. Pursuant to XXNGC's board resolution, China Natural Gas, Inc. transferred its right to use the two licenses it obtained relating to the design of our LNG facility directly to SJLNG as SJLNG's registered capital. However, we are not a shareholder of SJLNG and are therefore not permitted under PRC law to contribute capital to SJLNG. In addition, PRC law does not allow the contribution of capital in the form of an intangible asset, such as the licenses in issue, where the assets are not owned by the contributor. We are restructuring the capital contribution as a cash contribution and revising our LNG licenses so that the licensee is SJLNG and believe that this capital contribution and license restructuring will comply with PRC laws. However, until we have completed this process, the relevant regulatory authorities may impose fines or penalties, or require us to cease the operations of SJLNG, until such time as these defects are remedied. Any such fines, penalties or delay in operations could have a material and adverse effect on our LNG business in terms of our future growth, financial conditions and results of operations.

China-based companies listed on U.S. stock exchanges have increasingly become the subject of negative media reports. These reports often focus on discrepancies between financial information set forth in such a company’s filings with the U.S. SEC and filings with the PRC’s State Administration for Industry and Commerce. The price of our common stock may be adversely affected if we are associated with such companies or become the subject of such negative media reports.

During the second half of 2010 and continuing into 2011, numerous media reports in the United States and elsewhere made negative claims or suggestions regarding China-based companies listed on U.S. stock exchanges, including claims and suggestions relating to the accuracy and completeness of such companies’ financial information. Many of these reports appear to have been based, at least in part, on discrepancies between financial information set forth in a company’s filings with the U.S. SEC and filings with the PRC’s State Administration for Industry and Commerce. If we are associated with companies that are the subject of negative media reports because our operating entities are based in China or otherwise, or if we become the subject of such a report, the price of our common stock may be adversely affected.

Moreover, we can offer no assurance that the financial information set forth in our filings with the U.S. SEC will be substantially similar to the financial information set forth in the filings that our subsidiaries, our VIE, XXNGC, and XXNGC’s subsidiaries are required to make with the PRC’s States Administration for Industry and Commerce, because the financial information:

•
we are required to include in our filings with the U.S. SEC is prepared in accordance with U.S. GAAP, whereas the financial information that our subsidiaries, XXNGC and XXNGC’s subsidiaries are required to include in their filings with the PRC’s State Administration for Industry and Commerce is prepared in accordance with PRC GAAP;

•
included in our subsidiaries’, XXNGC’s, and XXNGC’s subsidiaries’ filings with the PRC’s State Administration for Industry and Commerce does not reflect our consolidated financial information as a whole; and

•
in our subsidiaries’ filings with the PRC’s State Administration for Industry and Commerce may relate to different periods compared to the financial information set forth in our filings with the U.S. SEC.

Any discrepancies between the financial information we disclose in our U.S. SEC filings and the financial information set forth in the filings that our subsidiaries, XXNGC and XXNGC’s subsidiaries are required to make with the PRC’s State Administration for Industry and Commerce due to the above factors, or otherwise, may be identified by short sellers or media who may publish negative claims or suggestions about us or our financial results, which could negatively affect the price of our common stock.

We rely on suppliers of LNG technology.

Due to the fact that advanced technologies are involved in the production, loading and transport of LNG, we have relied on suppliers of LNG technologies for the construction of our LNG plant, and we anticipate we will rely on such suppliers of technologies and know-how in connection with the operation and maintenance of our LNG plant. There are a limited number of suppliers of LNG technologies and we may be unable to obtain alternate suppliers at acceptable prices, in a timely manner or at all. If we should lose the assistance of our LNG technology licensors for any reason, we may be unable to complete or operate our planned LNG plant, which could have a material and adverse effect on our future growth, financial conditions and results of operations.

If there are advances in other alternative vehicle and industrial fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicle and industrial fuels may decline and our business may suffer.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than CNG or LNG have the potential to slow adoption of natural gas vehicles and industrial facilities. In addition, advances in gasoline and diesel engine technologies, especially hybrids, may offer a cleaner, more cost-effective option and make vehicle users less likely to convert their vehicles to natural gas. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. In addition, hydrogen and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technologies that slow the growth of or conversion to natural gas vehicles or industrial facilities or which otherwise reduce demand for natural gas as a vehicle or industrial fuel will have an adverse effect on our business.

We may need to raise capital to fund our operations and our failure to obtain funding when needed may force us to delay, reduce or eliminate our business development plans.

We may require additional cash resources in order to carry out our business development plans, including constructing and acquiring CNG and LNG fueling and compression stations. If the cost of any such construction or acquisition that our management deems appropriate is higher than our existing cash balance, we will need to seek additional cash resources, and may seek to sell additional equity or debt securities or borrow under credit facilities. The sale or issuance of additional equity securities could result in dilution to our shareholders. The incurrence of indebtedness would result in increased debt obligations and could result in operating and financing covenants that would restrict our operations. If we are unable to raise additional capital on terms favorable to us or at all, we may have to delay, scale back, or discontinue our planned facility construction or acquisitions, or obtain funds by entering into agreements on terms not favorable to us.  We may also not be able to secure or repay debt incurred to fund facility construction or acquisition, especially if the construction or acquisition does not result in the benefits we anticipated. As a result, our future growth, financial conditions and results of operations may be materially and adversely affected.

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

Should any natural catastrophes such as earthquakes, floods or any acts of terrorism occur in Shaanxi or Henan Provinces, where our primary operations are located and most of our employees are based, or elsewhere, we might suffer not only significant property damage, but also loss of revenues due to interruptions in our business operations. In addition, the provision of our services depends on the continuing operation of our natural gas pipelines and fueling stations, which are also vulnerable to damage or interruption from natural catastrophes such as earthquakes and acts of terrorism.

The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial conditions. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Qinan Ji, our chairman and chief executive officer, has played an important role in the growth and development of our business since its inception, and a loss of his services in the future could severely disrupt our business and negatively affect investor confidence in us, which may also cause the market price of our common stock to go down.

Qinan Ji, our chairman and chief executive officer, has played an important role in the growth and development of our business since its inception. To date, we have relied heavily on Mr. Ji’s expertise in, and familiarity with, our business operations, his relationships within the natural gas industry, including with our suppliers, and his reputation and experience. In addition, Mr. Ji continues to be primarily responsible for formulating our overall business strategies and spearheading the growth of our operations. If Mr. Ji were unable or unwilling to continue in his present positions, we may not be able to easily replace him and may incur additional expenses to identify and train his successor. In addition, if Mr. Ji were to join a competitor or form a competing business, it could severely disrupt our business and negatively affect our financial conditions and results of operations. Although Mr. Ji is subject to certain non-competition restrictions during and after termination of his employment with us, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC laws. Moreover, even if the departure of Mr. Ji from our company would not have any actual impact on our operations and the growth of our business, it could create the perception among investors or the marketplace that his departure could severely damage our business and operations and could negatively affect investor confidence in us, which may cause the market price of our common stock to go down. We do not maintain key executive insurance for Mr. Ji.

Failure to attract and retain qualified personnel and experienced senior management could disrupt our operations and adversely affect our business and competitiveness.

Our continuing success is dependent, to a large extent, on our ability to attract and retain qualified personnel, including well-trained technicians for the operation and maintenance of our compressing stations, fueling stations, pipeline and delivery trucks and experienced senior management. Due to the intense market competition for highly skilled workers and experienced senior management and our geographical location, we have faced difficulties locating experienced and skilled personnel in certain functions, such as engineers, station and truck operators, administration, marketing, product development, sales, finance and accounting. We cannot assure you that we will be able to attract or retain the key personnel that we will need to achieve our business objectives and if one or more of our key personnel are unable or unwilling to continue to work for us, we may not be able to replace them within a reasonable period of time or at all. Our business may be severely disrupted, our financial conditions and results of operations may be materially and adversely affected, and we may incur additional expenses in recruiting and training additional personnel. Although our employees and senior management members are subject to certain non-competition restrictions during and after termination of their employment, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC laws. If any of our key personnel joins a competitor or forms a competing business, our business may be severely disrupted. We have no key staff insurance with respect to our key personnel that would provide insurance coverage payable to us for loss of their employment due to death or otherwise.

The expansion of our business into new provinces may not be as successful as in Shaanxi and Henan Provinces, or at all.

We plan to expand our business into additional provinces throughout China. However, our experience in operating CNG fueling stations in Shaanxi and Henan may not be applicable in other parts of China. We cannot assure you that we will be able to leverage such experience to expand into other parts of China. When we enter new markets, we may face intense competition from natural gas operators with established experience or presence in the geographical areas in which we plan to expand and from other natural gas operators with similar expansion targets. In addition, expansion or acquisition may require a significant amount of capital investment, divert the resources and time of our management and, if we fail to integrate the new businesses effectively, affect our operating efficiency. Demand for natural gas and government regulations may also be different in other provinces. The distribution of natural gas and operations of fueling stations are highly regulated industries requiring registration for licenses required by various governing authorities in China. Additionally, various standards must be met for fueling stations, including handling and storage of natural gas, tanker handling and compressor operation. While we have benefited from quicker permitting and licensing processes and stable access to the supply of natural gas in Shaanxi, there is no assurance that we will have similar success in other provinces. Our failure to manage any of our planned expansion or acquisitions may have a material adverse effect on our business, financial conditions and results of operations and we may not have the same degree of success in other provinces that we have had so far to date, or at all.

Growth in our CNG business may depend on the increased adoption of CNG technologies by buses and private cars and/or the expansion of taxi fleets.

Our revenue from CNG comes primarily from the sale of CNG as a fuel for vehicles and we expect that this trend will continue. As many of the taxis in our core CNG markets have adopted CNG technologies, growth in our CNG business may depend more on the increased adoption of CNG technologies by buses and private cars. If buses and private cars do not increasingly adopt CNG technologies, growth in our CNG business may be adversely affected.

To expand our business, we must develop new customers. Whether we will be able to expand our customer base will depend on a number of factors, including the level of acceptance and availability of natural gas vehicles, the level of acceptance of natural gas as a vehicular and industrial fuel, the growth in our target markets of natural gas infrastructure that supports CNG and LNG sales and our ability to supply CNG and LNG at competitive prices. If the prices of oil, diesel and gasoline decline materially, interest in alternative fuels like CNG and LNG may be decreased. If our potential customers are unable to receive credit for purchasing natural gas vehicles, it may be difficult or impossible for them to invest in natural gas vehicles and the conversion of industrial facilities to using natural gas, which would impair our ability to grow our business.

If the prices of CNG do not remain sufficiently below the prices of gasoline and diesel, potential vehicle fleet customers will have less incentive to purchase natural gas vehicles or convert their fleets to natural gas, which would decrease demand for CNG and limit our growth, including our expansion into LNG .

Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because converting a vehicle to use natural gas as fuel will increase its cost. If the prices of CNG do not remain sufficiently below the prices of gasoline or diesel, fleet operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles.  The recently extreme volatility in oil and gasoline prices demonstrates that it is difficult to predict future transportation fuel costs. The decline in the price of oil, diesel fuel and gasoline has reduced the economic advantages that our existing or potential customers may enjoy by using less expensive CNG fuel as an alternative to gasoline or diesel. The reduced prices of gasoline and diesel and the continuing uncertainty about fuel prices, combined with higher costs of natural gas vehicles, may cause potential customers to delay or reject converting their fleets to operate on natural gas, which may limit our growth and cause our business to decline.

Our acquisition and investment in other lines of business may be unsuccessful.

We intend to selectively pursue strategic acquisition and investment opportunities which complement or enhance our current businesses with new product lines or customers at the appropriate time. However, we may encounter strong competition during the acquisition or investment process and we may fail to select or evaluate targets appropriately, that may result in our experiencing difficulties in completing such acquisitions or investments at reasonable costs or at all. Even if an acquisition or investment is successful, we may have to allocate additional capital and human resources to implement the integration of the new business line into existing businesses. There is no assurance that such integration will be completed within a reasonable period of time or at all or that it will generate the expected economic benefits.

If we are unable to adequately protect our intellectual property, our business could be harmed.

We protect our intellectual property through a combination of trademark laws, confidentiality procedures and contractual provisions, when appropriate. Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. Enforcement of intellectual property rights can lead to costly litigation and counterclaims. There is a risk that the outcome of such potential litigation will not be in our favor. Such litigation may be costly and may divert management attention as well as cost other resources, which could be otherwise devoted to our business and operations. An adverse judgment in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been known for being difficult, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial conditions and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties in enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business.

We cannot ensure that our intellectual property does not or will not cause any infringement upon trademarks, valid copyrights or other intellectual property rights held by other parties. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and licensing fees may be incurred or we may be forced to develop alternatives. In addition, we may incur substantial expenses, and may be forced to divert management and other resources from our business operations, to defend against such infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question.

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our natural gas business through Xi'an Xilan Natural Gas Co., Ltd. by means of contractual arrangements which may not be as effective as direct ownership or may be deemed in violation of PRC restrictions on foreign investment in our industry.

The government of the PRC restricts foreign investment in natural gas businesses in China. Accordingly, we operate our business in China through our VIE, XXNGC.  XXNGC holds the licenses, approvals and assets necessary to operate our natural gas business in China. We have no equity ownership interest in XXNGC and rely on contractual arrangements with XXNGC and its shareholders that allow us to substantially control and operate XXNGC. These contractual arrangements may not be as effective in providing control over XXNGC as direct ownership would be. For example, XXNGC could fail to take actions required for our business despite its contractual obligation to do so. If XXNGC fails to perform under its agreements with us, we may have to spend substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the laws of the PRC, which may not be effective. In addition, we cannot assure you that XXNGC’s shareholders and management would always act in our best interests.

Although we believe that we comply with current regulations of the PRC, we cannot assure you that the PRC government would agree that our structure or operating arrangements comply with the PRC’s licensing, registration or other regulatory requirements under existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable laws, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. In addition, the equity pledge in the Equity Pledge Agreement between SXNGE and XXNGC and XXNGC's shareholders has not been registered and may be deemed to be unenforceable under PRC laws.

Other than the proxy agreement between SXNGE, XXNGC and XXNGC's chairman and shareholders, which does not contain a choice of law or jurisdictional clause, our contractual arrangements with XXNGC are governed by PRC laws and they provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. If XXNGC or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to (i) spend substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot be sure would be effective. However, the legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

Our contractual arrangements with XXNGC may be subject to scrutiny by the Chinese tax authorities and create a potential double layer taxation for our revenue-generating services conducted by XXNGC.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contractual arrangements with XXNGC were not priced at an arm’s length for the purpose of determining tax liabilities. If the PRC tax authorities determine that these contracts were not entered into on an arm’s-length basis, they may adjust our income and expenses for Chinese tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for Chinese tax purposes, of deductions recorded by XXNGC, which could adversely affect us by increasing the tax liabilities of XXNGC. This increased tax liability could further result in late payment penalties and other penalties to XXNGC for underpaid taxes. Any payments we make under these arrangements or adjustments in payments under these arrangements that we may decide to make in the future will be subject to the same risk. Prices for such services will be set prospectively and therefore we do not currently have a basis to believe that any of the payments to be made under the contracts will or will not be considered as an arm’s length for the purpose of determining tax liabilities.

Our agreement with the Port Committee and the town of Tangyu, China is currently being challenged by the Xi'an Municipal Administration Commission for violating an exclusive agreement between the municipal government and Qin Hua Gas Company, one of our major competitors in our pipeline natural gas business.

We have entered into agreements with the Port Committee and the town of Tangyu, China to provide natural gas to local residents and businesses. The international port project is estimated to involve the development of approximately 13.5 square miles of business district and the investment of up to $30 million over the next several years, based on the Port Committee’s planning schedule. The Tangyu project involves supplying natural gas to potentially 50,000 residential and commercial users at a tourist site undergoing development and expansion. Our agreement with the Port Committee is currently being challenged by the Xi'an Municipal Administration Commission for violating an exclusive agreement between the municipal government and Qin Hua Gas Company, one of our major competitors in our pipeline natural gas business. We are currently in negotiations with the Xi'an Municipal Administration Commission to resolve its assessment. Although we disagree with the Xi'an Municipal Administration Commission's assessment, there is no assurance that the negotiations will be settled to our satisfaction.

The shareholders of XXNGC may have potential conflicts of interests with us, which may materially and adversely affect our business and financial conditions.

The shareholders of XXNGC are also beneficial holders of our common shares. They are also directors of both XXNGC and our company. Conflicts of interests due to their dual roles as shareholders and directors of both XXNGC and our Company may arise. We cannot assure you that when conflicts of interests arise, any or all of these individuals will act in the best interests of our company, or that such conflicts of interests will be resolved in our favor. In addition, these individuals may breach or cause XXNGC to breach or refuse to renew the existing contractual arrangements that allow us to receive economic benefits from XXNGC. Currently, we do not have existing arrangements to address potential conflicts of interests between these individuals and us. We rely on these individuals to abide by the laws of Delaware, which provides that directors owe a fiduciary duty to us, that requires them to act in good faith and in our best interests and not to use their positions for personal gains. If we cannot resolve any conflict of interest or dispute between us and the shareholders of XXNGC, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Certain shares in XXNGC, our VIE, may be subject to adverse claims.

Six individuals have previously claimed to own 1,200,000 shares of XXNGC's common stock, our main operating company and VIE. They have claimed that they acquired these shares from other shareholders of XXNGC. Based on XXNGC's registered capital of RMB69,000,000 when it became a joint stock limited company in 2004, we believe that the 1,200,000 shares represented 1.74% of XXNGC's outstanding common stock at the time when the six individuals claimed to have acquired the 1,200,000 shares of XXNGC. While we and XXNGC dispute their claim of ownership over the 1,200,000 shares, there is no assurance that XXNGC will prevail if these six individuals pursue their claim in legal proceedings. If these six individuals are found to have legitimate ownership over these shares, XXNGC's shareholding structure may change and our revenues from our contractual arrangements with XXNGC may be reduced.

We may lose the ability to use and enjoy assets held by XXNGC that are important to the operation of our business if XXNGC goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

As part of our contractual arrangements with XXNGC, XXNGC holds certain assets that are important to the operation of our natural gas business. If XXNGC were to file for bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our natural gas operations, which could materially and adversely affect our business, financial conditions and results of operations. If XXNGC undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our natural gas business, which could materially and adversely affect our business, financial conditions and results of operations.

The transfer of state-owned assets in China is subject to approval by authorities in charge of state-owned assets administration and supervision and any failure by us or prior owners of our projects to comply with PRC laws and regulations in respect of the transfer of state-owned assets may result in the imposition of fines or forfeiture of our projects.

As part of our business development, we have historically acquired and may continue to acquire assets which were previously state-owned. In particular, XXNGC, our main operating company and VIE, was previously a state-owned enterprise. XXNGC was acquired in 2004 by Xi'an Sunway Technology Industry Co., Ltd., or Sunway, a company in which our chairman and CEO, Mr. Ji, is a shareholder, and privatized after acquisition. Mr. Ji subsequently acquired XXNGC in October 2005. The acquisition of XXNGC by Sunway was approved by Xi'an Municipal Administration Committee. However, the acquisition price Sunway paid to acquire XXNGC was not evaluated by licensed appraisers. Under PRC laws, the transfer of state-owned assets is subject to strict procedures and approvals, including the requirement that the transfer price must be evaluated by licensed appraisers. If a previous transferor of state-owned assets failed to comply with relevant PRC laws, the transfer of the state-owned assets may be reversed by the government or fines may be levied. In such circumstances, we will have a legal right to recover our investment in the assets, but we may not be able to exercise this right and recover such investment from the relevant parties, that could result in a loss of revenues and a significant increase in operating costs. In addition, because XXNGC is our main operating company, any reversal of the transfer of XXNGC would have a material adverse effect on our business, financial conditions and result of operations.

Acquisition of state-owned assets involves a public bidding process and failure to win the bids for our state-owned target companies or equity interests therein may limit our future growth and the control of our existing projects.

Under PRC laws, we are required to bid for the acquisition of state-owned assets that we wish to acquire. We typically negotiate the terms of the sale with the state-owned seller prior to the bidding process. However, we may not be successful in the bid and may fail to obtain the project as a result. To the extent we seek in the future to acquire state-owned assets, we will need to follow this process, and may not be successful in obtaining the target business.

We may be required to vacate some of the land upon which our CNG fueling stations operate.

We entered into long term lease agreements with third parties to lease certain land upon which our CNG fueling stations operate. Some of the entities from which we leased the land may not possess valid title to their properties. In addition, we have leased land from individual villagers or villager committees and applicable PRC laws may be interpreted as prohibiting such land to be used for non-agricultural purposes or from being leased to parties other than local residents or their collective economic organizations. If there are disputes over the legal title to any of these leased properties, or if the relevant authorities determine that our use of such properties violate PRC laws and our leases are deemed to be invalid under PRC laws, we may be required to vacate such sites and our business, financial conditions and results of operations may be adversely affected.

We may be subject to fines in connection with the construction of our CNG fueling stations due to failure to comply with proper procedural requirements.

According to relevant PRC laws and regulations in Shaanxi and Henan Provinces, contracts exceeding certain specified amounts relating to the construction of natural gas stations, such as construction contracts and equipment purchase agreements, must be obtained through bidding. We, however, did not comply with such bidding procedures in connection with the construction of any of our CNG fueling stations. While we believe that this is an accepted local practice, it is not in compliance with national and local legal requirements, and as a result, we may be subject to administrative fines and other penalties as a result of our failure to comply with these requirements.

Our business operations are subject to extensive government regulation.

Our business activities are extensively regulated by policies and other laws and regulations enacted by the PRC government. Natural gas operations require approvals, licenses or permits from the relevant central and local government authorities, some of which may take longer to obtain than others. In addition, from time to time, the relevant government authorities may impose new regulations on these activities. The success of our strategy to increase our natural gas business is contingent upon, among other things, receipt of all required licenses, permits and authorizations, including, but not limited to, construction, safety and environmental permits. While we believe we have, or are in the process of obtaining, all the required licenses, permits and authorizations material to our business, it is possible that changes or concessions required by our regulatory authorities could also involve significant costs and delay or prevent the completion of our growth or could result in the loss of an existing license, permit or authorization, any of which could have a material adverse effect on our financial conditions and results of operations. Furthermore, to the extent we have failed to obtain any license, permit and authorization, the relevant government authorities may subject us to fines, penalties or require us to cease operations.

Because we may rely on dividends and other distributions on equity paid by our current and future Chinese subsidiaries for our cash requirements, restrictions under PRC laws on their ability to make such payments could materially and adversely affect our ability to maintain and grow our operations, make investments or acquisitions that could benefit our business, pay dividends to our shareholders , and  fund our businesses in general.

We have adopted a holding company structure, and our holding companies may rely on dividends and other distributions on equity paid by our current and future Chinese subsidiaries for their cash requirements, including the funds necessary to service any debt we may incur or financing we may need for operations. PRC regulations permit payments of dividends by our Chinese subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC GAAP. Our Chinese subsidiaries are also required under Chinese laws and regulations to allocate at least 10% of their after-tax profits determined in accordance with PRC GAAP to statutory reserves until such reserves reach 50% of the company’s registered capital. Allocations to these statutory reserves and funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our Chinese subsidiaries to transfer funds to us could materially and adversely limit our ability to maintain and grow our operations, make investments or acquisitions that could be beneficial to our business, pay dividends and fund and conduct our business.

Our failure to fully comply with PRC labor laws exposes us to potential liability.

Companies operating in China must comply with a variety of labor laws, including certain pension, housing and other welfare-oriented payment obligations. While we have made such payments beginning in July 2009, our failure to make previous payments may be in violation of applicable PRC labor laws and we cannot ensure that PRC governmental authorities will not impose penalties on us for failure to comply. In addition, in the event that any current or former employee files a complaint with the PRC government, we may be subject to making up the social insurance payment obligations as well as paying administrative fines.

Risks Related to the People’s Republic of China

Adverse changes in PRC economic and political policies could have a material adverse effect on the overall economic growth of China, which could reduce the demand for natural gas and materially and adversely affect our business.

Substantially all of our assets are located in PRC and substantially all of our revenue is derived from our operations in PRC. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in PRC. The PRC economy differs from the economies of most developed countries in many aspects, including the:

•	level of government involvement;

•	level of development;

•	growth rate;

•	level and control of capital investment;

•	control of foreign exchange; and

•	allocation of resources.

Any measures taken by the PRC government, even if they benefit the overall Chinese economy in the long-term, may have a negative effect on us. For example, our financial conditions and results of operations may be materially and adversely affected by government control over capital investments. Although the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over Chinese economic growth through allocating resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for natural gas and consequently have a material adverse effect on our businesses.

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

The PRC currency, the “Renminbi” or “RMB,” is not a freely convertible currency. We are regulated by the PRC government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In PRC, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies that are required for current account transactions can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval by the PRC government. This substantial regulation by the PRC government of foreign currency exchange may restrict our ability to conduct business operations and a change in any of these government policies could negatively impact our operations, which could result in a loss of profits.

In order for our PRC subsidiaries to pay dividends to us, a conversion of Renminbi into U.S. dollars is required. Under current PRC laws, the conversion of Renminbi into foreign currency for capital account transactions generally requires approval from the PRC State Administration of Foreign Exchange, or SAFE, and, in some cases, other government agencies. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs and to pay dividends to our shareholders. Although our subsidiaries classified as wholly foreign-owned enterprises, or WFOEs, under PRC laws, are permitted to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

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

SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burden and restrict our overseas and cross-border investment activities. If our shareholders and beneficial owners who are PRC residents fail to make any required applications and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

SAFE has promulgated several regulations, including Circular No. 75 issued in November 2005 and implementation rules issued in May 2007, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents. These regulations apply to our shareholders and beneficial owners who are PRC residents.

The SAFE regulations require registration of direct or indirect investments made by PRC residents in offshore companies. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for foreign exchange evasion.

We have requested our shareholders and beneficial owners who are PRC residents to make the necessary applications and filings as required under these regulations and under any implementation rules or approval practices that may be established under these regulations. We believe our PRC resident shareholders, including Mr. Ji, our chairman and chief executive officer, have already completed the registration process. However, as a result of the recent enactment of the regulations, lack of implementation rules and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. There is a risk that not all of our shareholders and beneficial owners who are PRC residents will in the future comply with our request to make or obtain any applicable registration or approvals required by these regulations or other related legislation. The failure or inability of our PRC resident shareholders and beneficial owners to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategies and business operations and our ability to distribute profits to you could be materially and adversely affected.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of accounts and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in PRC, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any other state.

We are a holding company, and all of our assets are located in the PRC. In addition, most of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the PRC would enforce:

•	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

•
In original actions brought in the PRC, liabilities against us or non-residents predicated upon the securities laws of the United States or any other state. Enforcement of a foreign judgment in the PRC also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our variable interest entity, XXNGC, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC laws. As a result, we are subject to PRC legal limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainties. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial conditions and results of operations.

The new Antimonopoly Law, or AML, may subject our future acquisitions to increased scrutiny, which could affect our ability to consummate acquisitions on terms favorable to us or at all.

On August 8, 2006, six PRC government authorities, including the PRC Ministry of Commerce, the State Administration for Industry and Commerce, and the China Securities Regulatory Commission, promulgated a rule entitled “Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors,” or the M&A Rule, which became effective on September 8, 2006. The M&A Rule, among other things, requires that certain acquisitions of Chinese domestic enterprises by foreign investors be subject to anti-trust scrutiny by the Ministry of Commerce and the State Administration for Industry and Commerce. The AML was adopted by the Standing Committee of the National People’s Congress on August 30, 2007 and became effective on August 1, 2008. The AML was enacted in part to guard against and cease monopolistic activities, and to safeguard and promote orderly market competition. In accordance with the AML, monopolistic acts shall include monopolistic agreements among business operators, abuse of dominant market positions by business operators and concentration of business operators that eliminates or restricts competition or might be eliminating or restricting competition. On August 3, 2008, the State Council promulgated the Regulations on the Thresholds for Reporting of Concentration of Business Operators, or the Reporting Threshold Regulations, which provide specific thresholds for reporting of concentration of business operators. Under the AML and the Reporting Threshold Regulations, the parties to an acquisition must report to the Ministry of Commerce in advance if in the preceding accounting year the turnover in the aggregate achieved by all the parties to the transaction exceeds RMB10.0 billion worldwide or RMB2.0 billion within China, and the turnover achieved by at least two of them respectively exceeds RMB400.0 million within China. However, the Ministry of Commerce has the right to initiate investigation of a transaction not reaching the above-mentioned reporting thresholds if the Ministry of Commerce has evidence that the transaction has or may have the effect of excluding or restricting competition. The anti-trust scrutiny procedures and requirements set forth in the AML and the Reporting Threshold Regulations grant the government extensive authority of evaluation and control over the terms of acquisitions in China by foreign investors, and their implementation involves significant uncertainties and risks. To the extent our future acquisitions meet the threshold requirements set forth in the AML and the Reporting Threshold Regulations, or are deemed by the Ministry of Commerce to meet the thresholds, we will be subject to anti-monopoly review. The consummation of our future acquisitions could therefore be much more time-consuming and complex, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or prevent the consummation of such acquisitions, and prevent us from attaining our business objectives.

We may be deemed a PRC "resident enterprise" under the Enterprise Income Tax Law (“EIT Law”) and be subject to PRC taxation on our worldwide income.

The EIT Law also provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate as to their worldwide income. Under the implementation regulations to the EIT Law issued by the State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. It remains unclear how the PRC tax authorities will interpret this term. A substantial number of our management personnel are located in the PRC, and all of our revenues arise from our operations in China. However, we do recognize some interest income and other gains from our financing activities outside China. If the PRC tax authorities determine that we are a PRC resident enterprise, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the new EIT Law also provides that, if a resident enterprise already invests in another resident enterprise, the dividends received by the investing resident enterprise from the invested resident enterprise are exempt from income tax, subject to certain qualifications. Therefore, if we are classified as a resident enterprise, the dividends received from our PRC subsidiaries and investee companies may be exempt from income tax. However, due to the short history of the EIT Law, it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiaries and investee companies to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

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

Any capital contributions or loans that we, as an offshore company, make to our PRC operating businesses, including from the proceeds of this offering, are subject to PRC regulations. For example, any of our loans to our PRC operating businesses cannot exceed the difference between the total amount of investment our PRC operating businesses are approved to make under relevant PRC laws and their respective registered capital, and must be registered with the local branch of the State Administration of Foreign Exchange as a procedural matter. In addition, our capital contributions to our PRC operating businesses must be approved by the NDRC and the Ministry of Commerce or their local counterpart and registered with the State Administration for Industry and Commerce or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contributions or provide loans to our PRC operating businesses or to fund their operations may be negatively affected, which could adversely affect their liquidity and their ability to fund their working capital and expansion projects and meet their obligations and commitments. Furthermore, the State Administration of Foreign Exchange promulgated a new circular in August 2008 with respect to the administration of conversion of foreign exchange capital contribution of foreign invested enterprises into RMB. Pursuant to this new circular, RMB converted from foreign exchange capital contribution can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investment or acquisition unless otherwise allowed by PRC laws or regulations. As a result, we may not be able to increase the capital contribution of our operating subsidiaries or equity investees and subsequently convert such capital contribution into RMB for equity investment or acquisition in China.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulations of natural gas business and companies, including limitations on our ability to own key assets.

The PRC government regulates the natural gas industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the natural gas industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulations of the natural gas industry include the following:

•	we only have contractual control over XXNGC. We do not own the equity of XXNGC due to the restriction of foreign investment in Chinese businesses; and

•
uncertainties relating to the regulation of the natural gas business in China, including evolving licensing practices, mean that permits, licenses or operations of our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, natural gas businesses in China, including our business.

If China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that its approval was required in connection with this offering, we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the M&A Rule, which became effective on September 8, 2006. The M&A Rule, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. We believe, based on the opinion of our PRC legal counsel, Shaanxi Jiarui Law Firm, that while the CSRC generally has jurisdiction over overseas listings of SPVs like us, CSRC’s approval is not required for our overseas listing and any future offerings given the fact that our current corporate structure was established before the new regulation became effective. However, there remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that its approval was required for our overseas listing and any future offerings, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the injection of proceeds from an offering into our PRC subsidiaries, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial conditions, results of operations, reputation and prospects, as well as the trading price of our common stock.

We may be subject to fines and legal sanctions imposed by SAFE or other Chinese government authorities if we or our Chinese employees fail to comply with Chinese regulations governing the employee share options granted by offshore listed companies to Chinese citizens.

On March 28, 2007, SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Companies, or the Share Option Rule. Under the Share Option Rule, Chinese citizens who are granted share options by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures, including applications for foreign exchange purchase quotas and opening special bank accounts. We and our Chinese employees who have been granted share options are subject to the Share Option Rule. If we or our Chinese employees fail to comply with these regulations, we or our Chinese employees may be subject to fines and legal sanctions imposed by SAFE or other Chinese government authorities and we may be prevented from further granting options under our share incentive plans to our employees. Such events could adversely affect our business operations.

Recent changes in the PRC labor law restrict our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our labor costs.

In June 2007, the National People’s Congress of the PRC enacted the Labor Contract Law, which became effective on January 1, 2008. To clarify certain details in connection with the implementation of the Labor Contract Law, the State Council promulgated the Implementing Rules for the Labor Contract Law, or the Implementing Rules, on September 18, 2008 that came into effect immediately. The Labor Contract Law provides various rules regarding employment contracts that will likely have a substantial impact on employment practices in China. The Labor Contract Law imposes severe penalties on employers that fail to timely enter into employment contracts with employees. The employer is required to pay a double salary to the employee if it does not enter into a written contract with the employee within one month of the employment, and a non-fixed-term contract is assumed if a written contract is not executed after one year of the employment. Additionally, the Labor Contract Law sets a limit of two fixed-term contracts regardless of the length of each term, after which the contract must be renewed on a non-fixed-term basis should the parties agree to a further renewal unless otherwise required by the respective employee. This requirement curtails the common practice of continuously renewing short-term employment contracts. The Implementing Rules appear to further tighten this rule by suggesting that an employee has the right to demand a non-fixed-term contract upon the completion of the second fixed term regardless of whether the employer agrees to a contract renewal. A non-fixed-term contract does not have a termination date and it is generally difficult to terminate such a contract because termination must be based on limited statutory grounds. The employer can no longer supplement such statutory grounds through an agreement with the employee. In addition, the Labor Contract Law requires the payment of statutory severance upon the termination of an employment contract in most circumstances, including the expiration of a fixed-term employment contract.

Under the Labor Contract Law, employers can only impose a post-termination non-competition provision on employees who have access to their confidential information for a maximum period of two years. If an employer intends to maintain the enforceability of a post-termination non-competition provision, it has to pay the employee compensation on a monthly basis post-termination of the employment. Under the Labor Contract Law, a “mass layoff” is defined as termination of more than 20 employees or more than 10% of the workforce. The Labor Contract Law expands the circumstances under which a mass layoff can be conducted, such as when the company undertakes a restructuring pursuant to the PRC Enterprise Bankruptcy Law, suffers serious difficulties in business operations, changes its line of business, performs significant technological improvements, changes operating methods, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract impractical. The employer must follow specific procedures in conducting a mass layoff. There is little guidance on what penalties an employer will suffer if it fails to follow the procedural requirements in conducting the mass layoff. Finally, the Labor Contract Law requires that the employer discuss the company’s internal rules and regulations that directly affect the employees’ material interests (such as employees’ salary, work hours, leave, benefits, and training, etc.) with all employees or employee representative assemblies and consult with the trade union or employee representatives on such matters before making a final decision.

All of our employees based exclusively within the PRC are covered by the Labor Contract Law. As there are uncertainties as to how the Labor Contract Law and its Implementing Rules will be enforced by the relevant PRC authorities, we cannot assess their potential impact on our business and results of operations at the moment. The implementation of the Labor Contract Law and its Implementing Rules may increase our operating expenses, in particular our personnel expenses and labor service expenses. If we want to maintain the enforceability of any of our employees’ post-termination non-competition provisions, the compensation and procedures required under the Labor Contract Law may add substantial costs and cause financial burdens to us. Prior to the new law such compensation was often structured as part of the employee’s salary during employment, and was not an additional compensation cost. In the event that we decide to dismiss employees or otherwise change our employment or labor practices, the Labor Contract Law and its Implementing Rules may also limit our ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations. In particular, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns such as the recent financial turmoil may be affected. In addition, during periods of economic decline when mass layoffs become more common, local regulations may tighten the procedures by, among other things, requiring the employer to obtain approval from the relevant local authority before conducting any mass layoff. Such regulations can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Risks Related to Corporate and Stock Matters

Qinan Ji, our chairman and chief executive officer, beneficially owns a significant percentage of our outstanding common stock and, as a result, he has significantly greater influence over us and our corporate actions related to our public shareholders and his interests may not be aligned with the interests of other shareholders.

As of December 31, 2010, our co-founder and chief executive officer, Mr. Ji, beneficially owned 2,965,799 shares of common stock or approximately13.9% of our outstanding shares of common stock. Mr. Ji is an affiliate as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, due to the large size of his shareholding in us and his positions with us as our chairman and chief executive officer. Rule 144 defines an affiliate of a company as a person that, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, our company. Mr. Ji has, and may continue to have, significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may not act in the best interests of our other shareholders. In addition, without the consent of Mr. Ji, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

The market price of our common stock may be adversely affected by market volatility.

The market price of our common stock may be highly volatile due to general market conditions or conditions specific to us (including limited trading volume in our common stock as discussed below). A number of factors may have significant impact on the market price of our stock, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights. In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by us could have an adverse effect on the market price of our shares of common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

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

Item 1B. Unresolved Staff Comments.

We have received certain comment letters from the SEC Staff with respect to our Annual Report on Form 10-K for the year ended December 31, 2009 (the "2009 Form 10-K"), to which we have responded. The last comment letter from the SEC Staff, with our follow-up response, relates to Part III of the 2009 Form 10-K.  We have prepared a proposed Amendment No. 3 to the 2009 Form 10-K that amends and restates Part III ("Proposed Amendment No. 3"), which is under review with the SEC Staff.  Pending clearance of our latest response letter (and Proposed Amendment No. 3), and subject to any additional comments from the SEC Staff, we will file Amendment No. 3 to the 2009 10-K on Form 10-K/A.

ITEM 2. PROPERTIES

Our principal executive offices are located at 19th Floor, Building B, Van Metropolis, No. 35 Tangyan Road, Hi-Tech Zone, Xi’an, 710065, Shaanxi Province, PRC. Our property consists of approximately 1,621 square meters of office space, the annual rent for which is $110,244.

We have additional properties located in Lantian County, the districts of Baqiao, Lintong and Gaoxin in the city of Xi’an, and the cities of Jiyuan, Kaifung and Pindingshan, in Henan Province. We own a 120km high-pressure underground pipeline network and two Citygate stations (terminals) with accompanying buildings and equipment. We lease the main office building where we are headquartered and all of our CNG fueling station sites. In order to secure sufficient CNG supply, our VIE also own three mother stations in Xi’an city to support our stations. As of December 31, 2010, our VIE owned and operated 27 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan Province.

As of December 31, 2010, our VIE owned five trucks and 15 tankers that were used to transport natural gas.

In December, 2009, XXNGC formed a wholly owned subsidiary, Hubei Xilan Natural Gas, Co., that maintains an office in the No. 478 of Hongneng Mansion, Jianshe Avenue, Jianghan District, Wuhan City, Hubei Province, China. The office is approximately 900 square meters in area, with annual rental payment of $37,281.

In October 2008, we acquired Lingbao Yuxi Natural Gas, Co., Ltd. through Xi’an Xilan Natural Gas Co., Ltd. Lingbao Yuxi Natural Gas maintains an office located at Changan Rd. W, Lingbao, Henan Province, with annual rent of approximately $3,701.

In August 2008, we purchased a 531.72-square-meter property in Beijing as office space for local operations in Beijing.

In May 27, 2008, we purchased a 412.10-square-meter property in Zhengzhou, Henan Province as office space for the local operations in Henan Province.

On February 29, 2008, we entered into a 62-month lease agreement in connection with an office located on the 22nd Floor, 370 Lexington Avenue, New York, New York. The monthly rent of this office in 2010 was $7,310.

On October 24, 2006, XXNGC formed a wholly owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd., that maintains an office in the Tongwang Road, Zhangjiapan Town, Jingbian County, China. The office consists of approximately 3,921 square feet, with annual rental payment of $5,214. We moved into our own office building upon completion in December 2010. The office building consists of approximately 6,600 square meters and is used by us conclusively.

In February, 2006 we formed our wholly owned subsidiary, Shaanxi Xilan Natural Gas Equipment Co., Ltd., that maintains an office in the No. 3 Xianmen St., Lantian County, Xi’an, Shaanxi Province, China. The office consists of approximately 1001 square feet, with annual rental payment of $1,106.

We consider the properties to be adequate and sufficient for the requirements of each location. The extent of utilization of such properties varies from property to property and from time to time during the year.

Insurance

We believe that current facilities are adequate for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

a)
We and certain of our officers and directors have been named as defendants in a putative class action lawsuit alleging violations of the federal securities laws. That action, captioned Vandevelde v. China Natural Gas, Inc., et al., C.A. No. 10-728, was filed on August 26, 2010 in the United States District Court for the District of Delaware. The plaintiff in Vandevelde asserts that we, Qinan Ji, Zhiqiang Wang, Donald Yang, David She, Carl Yeung and Lawrence Leighton violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, when we failed to disclose and properly account for the Loan in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The complaint alleges that the Pledge to secure the Loan violated the Indenture for the Senior Notes and the warrant agreement relating to the warrants issued to Abax, giving the holder of those notes and warrants the right to declare a default under the Indenture. The complaint further alleges that, on August 20, 2010, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to disclose the Loan and restate its financial statements in light of the note and warrant holder’s right to declare a default under the Indenture, and that the announcement of this news caused the price of our stock to drop by twenty percent. The plaintiff seeks damages in an unspecified amount to recover the losses purportedly suffered by the putative class as a result of that decline. The complaint also asserts claims against the individual defendants as controlling persons of the Company for violations of Section 20(a) of the Securities Exchange Act of 1934.

A second action, captioned Baranowski v. China Natural Gas, Inc., et al., Case No. 10-6572, was filed on September 3, 2010 in the United States District Court for the Southern District of New York.  The plaintiff in that action, which was based on the same claims as those asserted by the plaintiff in Vandevelde and on substantially similar allegations, voluntarily dismissed the action without prejudice on November 23, 2010.

Two putative class members in the Vandevelde action have moved for appointment as lead plaintiff. After the Court decides those motions, the putative class member who is appointed lead plaintiff will have an opportunity to file an amended complaint. The defendants will not be required to answer or otherwise respond to the complaint until after the lead plaintiff either decides to proceed on the basis of the original complaint or files an amended complaint.

We intend to defend this case vigorously. We currently cannot estimate the outcome of this litigation as of the date of this report.

b)
A former member of the board of directors filed a lawsuit on June 16, 2008 against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things, to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement. After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint. The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company. The current board of directors has complied with the court's decision by tendering an option agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal. Regardless of the outcome of the appeal, we believe that any liability we might incur will not have a material adverse effect on our financial condition or our results of operations.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2010:
Fourth Quarter	$7.13	$4.9
Third Quarter	$8.38	$4.63
Second Quarter	$10.19	$6.45
First Quarter	$12.57	$8.8
FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$15.62	$9.07
Third Quarter	$14.36	$8.15
Second Quarter	$18.00	$5.02
First Quarter	$6.40	$3.00

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among China Natural Gas, Inc., the S&P Smallcap 600 Index
and the S&P Gas Utilities Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Graph produced by Research Data Group, Inc.

	12/05	12/06	12/07	12/08	12/09	12/10

China Natural Gas, Inc.	100.00	95.45	209.09	90.91	168.48	83.48
S&P Smallcap 600	100.00	115.12	114.78	79.11	99.34	125.47
S&P Gas Utilities	100.00	126.30	157.77	104.37	136.43	163.93

Shareholders’ return on the common stock for the past five years are shown as follows

	2010	2009	2008	2007	2006
Return on equity	11.0%	17.5%	24.7%	23.7%	30.9%

Holders

As of February 28, 2011, there were approximately 19 holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or
2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

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

Securities Authorized for Issuance under Equity Compensation Plan

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2010.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-K. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 and the Consolidated Balance Sheet Data as of December 31, 2010 and 2009 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the Consolidated Balance Sheet Data as of December 31, 2008, 2007 and 2006 are derived from our Consolidated Financial Statements, that are not included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31
	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS:

Revenues
Natural gas	71,367,502	62,236,342	55,746,893	28,278,033	13,713,145
Gasoline	7,522,412	6,384,172	4,616,052	38,486	-
Installation and others	11,063,709	12,445,604	7,357,714	7,075,534	5,115,645
	89,953,623	81,066,118	67,720,659	35,392,053	18,828,790

Cost of revenues
Natural gas	38,651,298	29,478,854	27,234,508	14,838,997	7,663,060
Gasoline	7,050,003	5,993,207	4,277,458	34,747	-
Installation and others	4,838,858	5,432,978	3,469,671	3,151,331	2,054,940
	50,540,159	40,905,039	34,981,637	18,025,075	9,718,000

Gross profit	39,413,464	40,161,079	32,739,022	17,366,978	9,110,790

Operating expenses
Selling	13,254,923	10,607,596	7,651,948	3,451,161	1,308,464
General and administrative	7,131,543	4,500,676	4,024,882	2,837,768	1,287,735
	20,386,466	15,108,272	11,676,830	6,288,929	2,596,199

Income from operations	19,026,998	25,052,807	21,062,192	11,078,049	6,514,591

Other income (expense):
Interest income	418,763	125,287	209,502	70,697	41,109
Interest expense	-	(747,172)	(2,228,244)	-	-
Foreign currency exchange loss	(88,613)	(69,077)	(397,299)	(150,729)	-
Other income (expense), net	(134,817)	(186,805)	111,859	31,976	(79,021)
Change in fair value of warrants	1,793,572	(1,031,330)
	1,985,905	(1,909,097)	(2,304,182)	(48,056)	(37,912)

Income before income tax	21,012,903	23,143,710	18,758,010	11,029,993	6,476,679

Provision for income tax	3,792,531	4,312,923	3,567,642	1,913,923	1,025,584
Net income	17,220,372	18,830,787	15,190,368	9,116,070	5,451,095

Other comprehensive income
Foreign currency translation gain	6,953,126	52,959	5,184,035	2,637,573	610,705
Comprehensive income	24,173,498	18,883,746	20,374,403	11,753,643	6,061,800

Weighted average shares outstanding
Basic	21,268,972	16,624,294	14,600,154	13,100,340	11,936,468
Diluted	21,430,867	16,830,907	14,645,070	13,150,901	11,936,468

Earnings per share
Basic	0.81	1.13	1.04	0.70	0.46
Diluted	0.80	1.12	1.04	0.69	0.46

BALANCE SHEETS DATA
(at end of year):

PROPERTY AND EQUIPMENT, net	82,769,171	72,713,012	76,028,272	32,291,995	17,193,728
Working Capital	12,478,140	46,661,041	4,989,448	13,581,900	5,289,220
TOTAL ASSETS	247,448,555	197,614,516	118,262,291	53,289,998	28,466,351
Long-Term liabilities	64,020,429	46,837,925	42,021,605	-	-
Stockholders ’ Equity	170,047,296	144,113,272	71,648,421	51,207,314	25,630,204

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, as amended by Public Law 104-67. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond our ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements.

All such forward-looking statements speak only as of the date of this Annual Report. We are under no obligation to, nor does we intend to, release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are an integrated natural gas operator in the People’s Republic of China (referred to herein as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of December 31, 2010, our VIE operated 27 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the year ended December 31, 2010, we sold 169,441,928 cubic meters of CNG through our fueling stations, compared to 164,343,895 cubic meters for the year ended December 31, 2009. Our VIE also transports, distributes and sells piped natural gas to residential and commercial customers in the City of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

•	enter the liquefied natural gas, or LNG, business through the construction of an LNG production facility in Jingbian Country, Shaanxi Province, and LNG fueling stations in Shaanxi and Hubei Provinces;

•
capitalize on the opportunities arising from the busy shipping activities on the Yangtze River by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations along the course of the Yangtze River, as well as continued development of conversion technologies and operations to modify river vessels to run on a mixture of LNG and diesel; and

•	continue to grow our CNG business in Shaanxi and Henan Provinces by adding new CNG fueling stations to our network, and expanding our CNG business into Hubei Province.

For additional information regarding these growth initiatives, please see “Recent Developments” below.

Current Operations

We currently operate four main business lines:

•	distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles (39 stations in total as of December 31, 2010);

•
installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 115,479 residential customers as of December 31, 2010;

•
distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (four of our VIE owned CNG fueling stations sold gasoline as of December 31, 2010); and

•	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

We purchase all of the natural gas that we sell and distribute to our customers from our suppliers. We are not involved in the mining or production of natural gas. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

We had total revenues of $89,953,623, $81,066,118 and $67,720,659 for the years ended December 31, 2010, 2009 and 2008, respectively.  We had net income of $17,220,372, $18,830,787 and $15,190,368 for the years ended December 31, 2010, 2009 and 2008, respectively.

Recent Developments

LNG Business

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station will initially serve as a working model to showcase the market potential of LNG to future users rather than to generate revenues.

On June 30, 2010, we commenced the test run of Phase I of our LNG plant in Jingbian County, Shaanxi Province, which, when operational, will have a processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis. As of December 31, 2010, we had invested $65.3 million in Phase I of this project. We expect to invest approximately an additional $1.8 million into Phase I of our LNG plant, including $0.7 million of construction costs and $1.1 million of capitalized interest, to complete test runs and satisfy the installment payments to contractors. The total expected cost of $67.1 million is higher  than what we originally anticipated. The increased costs were attributable to unforeseen cost overruns and escalations, including increase in material and labor costs incurred to reinforce pilings based upon modified engineering analyses, as well as rising prices of land use rights, which we believe resulted from recent energy resource exploration activities in nearby areas. Phase I construction has also experienced delays due to changes in government policies with respect to tariff exemptions for core equipment imported by us and related additional paperwork requirements of the customs agency of Shaanxi Province, and increased international shipment times for ordered equipment due to the modification by international cargo carriers of traditional shipment routes to avoid pirates along the Coast of Somalia, both of which prolonged the delivery time of the equipment we ordered from abroad.

In addition, as of December 31, 2010, we had invested $35.9 million for the construction of phases II and III of Jingbian LNG plant. We currently estimate that an investment in phases II and III of $206.9 million through December 2015 would be needed to finance the construction of a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters per year. However, we have not made a final determination on the processing capacity for phases II and III.

At present, the Jingbian LNG plant has completed several test runs and is under preparation for production. The launch of the operations of the plant will serve as a precursor to our backward and forward integration strategies, which involve the development of our own network of LNG fueling stations in Shaanxi and Hubei Provinces.

Hubei Province and Yangtze River

In April 2010, we received the approval from local government authorities in Hubei Province to build inland LNG fueling stations, LNG fueling stations in harbors along the Yangtze River and reserve LNG stations. In addition, during the third quarter of 2010, we completed the acquisition of Hanchun Makou Yuntong Compressed Natural Gas Co., Ltd., or Makou, for a purchase price of $3,648,080. Makou owns and operates a CNG compressor station in Hanchuan City, Hubei Province, and purchases natural gas through pipelines, conducts compressing and sells natural gas on a wholesale basis through tankers to fueling stations in Hubei Province. We believe that the Makou acquisition laid the foundation for expanding our CNG business into Hubei Province. Makou’s compressor station currently has sufficient capacity to process 80,000 to 100,000 cubic meters of natural gas daily and is advantageously located near railways and arterial highways.

We are also seeking to develop the market demand for natural gas in the Yangtze River shipping industry by leveraging our automobile conversion know-how to develop conversion technologies and operations to modify river vessels to be powered by a mixture of LNG and diesel. In August 2010, a tugboat modified by us to operate on a mixture consisting of 70% LNG and 30% diesel completed its maiden voyage on the Yangtze River, which we believe was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the second quarter of 2010, XXNGC effectively acquired 100% of the assets and operating rights of four CNG fueling stations in Xi’an, Shaanxi Province, for an aggregate cash consideration of $10,502,490. During the third quarter of 2010, we closed one CNG fueling station in Shaanxi Province because the local government pulled down the district where the station was located for reconstruction. As a result, as of December 31, 2010, XXNGC operated 27 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Two gasoline fueling stations were closed in each of November and December 2010, due to changes in market situation in their respective local areas. As of December 31, 2010, we were operating four gasoline fueling stations.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG business.  Our revenue increased by 11.0% during the year ended December 31, 2010 from the year ended December 31, 2009, largely due to increased CNG sales driven by the addition of four new CNG fueling stations in Xi’an in the second quarter of 2010 and one new CNG fueling station in Xi’an in the third quarter of 2009, and larger piped natural revenue as a result of our acquisition of Makou in the third quarter of 2010. As of December 31, 2010, we operated 39 CNG fueling stations in total, with 27 CNG fueling stations in Shaanxi Province alone. The successful expansion of our CNG fueling station business in Xi’an and Henan Province has been a significant factor driving our revenue growth and results of operations for 2010. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan Province will continue to significantly affect our results of operations as we intend to continue to increase the number of CNG fueling stations we operate in these areas.

Regulation of natural gas prices in the PRC.  The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission, or the NDRC, and the local state pricing administrations have the discretion to set natural gas prices within the price range set by the PRC central government. In the last two to three years, the trend has been for consumer prices to remain relatively unchanged and for procurement costs to increase, which has resulted in lower gross margins for us. In addition, natural gas procurement and sales prices are not uniform across China and can vary between provinces. For example, the prices at which we procure and sell CNG and piped natural gas are lower in Shaanxi Province than in Henan Province. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors which are outside of our control. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulations over natural gas prices in the PRC.

Government policies encouraging the adoption of cleaner burning fuels.  Our results of operations for the periods covered by this report have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas, for vehicles. As an enterprise engaged in the natural gas industry, our VIE, XXNGC, benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sales infrastructure for natural gas in various policy pronouncements such as by officially including CNG/gasoline hybrid vehicles in the country’s “encouraged development” category. These policies have benefitted our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we plan to expand into the LNG business, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technologies.

The overall economic growth of China’s economy.  We do not export our products and our results of operations are thus substantially affected by the growth of the industrial base, the increase in residential, commercial and vehicular consumption and the overall economic growth of China. Although the government has initiated extensive domestic stimulus spending, expanded bank lending, increased the speed of regulatory approvals of new construction projects and other economic policies, we are currently unable to predict the overall direction of the PRC economy. Our results of operations will continue to be impacted by macro-economic trends in China and the global economy.

Taxation

Our effective income tax rate for the years ended December 31, 2010, 2009 and 2008 were approximately 18%, 19% and 19%, respectively.

United States.  We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the years ended December 31, 2010, 2009 and 2008, and the estimated net operating loss carry-forwards for United States income tax purposes amounted to $4,934,195and $2,699,276 as of December 31, 2010 and 2009, respectively, that may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, beginning in 2027 through 2030. Our management believes that the realization of the benefits arising from this loss appears to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at December 31, 2010.

The PRC.  Our PRC subsidiary SXNGE, our VIE XXNGC and XXNGC’s subsidiaries operate in China. Starting January 1, 2008, pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. However, under PRC tax regulations, any company deemed to be engaged in the natural gas industry under such regulations enjoys a reduced income tax rate. Thus, XXNGC’s income is subject to a reduced tax rate of 15%. Our PRC subsidiary SXNGE and all of XXNGC’s subsidiaries are not deemed to be engaged in the natural gas industry under PRC income tax regulation and, accordingly, are subject to a 25% income tax rate.

Value-Added Tax. Sales revenue represents the invoiced value of goods, net of a value-added tax, or VAT. The products of our VIE, XXNGC, and two of XXNGC’s subsidiaries, Lingbao Yuxi Natural Gas co., Ltd., or Lingbao Yuxi, and Makou, that are sold in the PRC are subject to a PRC VAT at a rate of 13% of the gross sales price. This VAT may be offset by VAT paid by XXNGC or Lingbao Yuxi, as applicable, on purchased raw materials and other materials included in the cost of producing their finished products. XXNGC recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

All revenues from XXNGC’s subsidiary Shaanxi Xilan Auto Body Shop Co., Ltd. are subject to a PRC VAT at a rate of 6%. This VAT cannot offset with VAT paid for purchased materials included in the cost of revenues.

Internal Control over Financial Reporting

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must report on our internal control over financial reporting. Our management may report whether our internal control over our financial reporting is effective based on internal assessments. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may report that our internal control over financial reporting is not effective.

Results of Operations

The following table sets forth certain information regarding our results of operations for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Revenues
Natural gas	$71,367,502	$62,236,342	$55,746,893
Gasoline	7,522,412	6,384,172	4,616,052
Installation and others	11,063,709	12,445,604	7,357,714
	89,953,623	81,066,118	67,720,659

Cost of revenues
Natural gas	38,651,298	29,478,854	27,234,508
Gasoline	7,050,003	5,993,207	4,277,458
Installation and others	4,838,858	5,432,978	3,469,671
	50,540,159	40,905,039	34,981,637

Gross profit	39,413,464	40,161,079	32,739,022

Operating expenses
Selling	13,254,923	10,607,596	7,651,948
General and administrative	7,131,543	4,500,676	4,024,882
	20,386,466	15,108,272	11,676,830

Income from operations	19,026,998	25,052,807	21,062,192

Other income (expense):
Interest income	418,763	125,287	209,502
Interest expense	-	(747,172)	(2,228,244)
Other income (expense), net	(137,817)	(186,805)	111,859
Chang in fair value of warrants	1,793,572	(1,031,330)	-
Foreign currency exchange loss	(88,613)	(69,077)	(397,299)
Total non-operating expense	1,985,905	(1,909,097)	(2,304,182)

Income before income tax	21,012,903	23,143,710	18,758,010

Provision for income tax	3,792,531	4,312,923	3,567,642
Net income	17,220,372	18,830,787	15,190,368

Other comprehensive income
Foreign currency translation gain	6,953,126	52,959	5,184,035
Comprehensive income	$24,173,498	$18,883,746	$20,374,403

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

The following table represents the consolidated operating results for the years ended December 31, 2010 and 2009:

Sales Revenues

The following table sets forth a breakdown of our revenues for the years indicated:

	December 31, 2010	December 31, 2009	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$65,285,236	$59,257,975	$6,027,261	10.2%

Natural gas from pipelines	6,082,266	2,978,367	3,103,899	104.2%

Gasoline	7,522,412	6,384,172	1,138,240	17.8%

Installation	9,458,242	9,838,812	(380,570)	(3.9)%

Automobile conversion	1,605,467	2,606,792	(1,001,325)	(38.4)%

Total	$89,953,623	$81,066,118	$8,887,505	11.0%

Overall.  Total revenue for the year ended December 31, 2010 increased to $89,953,623 from $81,066,118 for the year ended December 31, 2009, an increase of $8,887,505 or 11.0%, due to the reasons discussed below. We sold 190,481,315 cubic meters of natural gas during the year ended December 31, 2010 compared to 176,424,700 cubic meters during the year ended December 31, 2009. For the year ended December 31, 2010, 87.7% of our revenue was generated from the sale of natural gas and gasoline, and the remaining 12.3% was generated from our installation and automobile conversion services.

Natural Gas from Fueling Stations.  Natural gas revenue from our fueling stations increased by 10.2%, or $6,027,261, to $65,285,236 during the year ended December 31, 2010, from $59,257,975 during the year ended December 31, 2009, and contributed 72.6% of our total revenue, the largest of our four major business lines. The increase in natural gas revenue was primarily due to the addition of four new fueling stations during the second quarter of 2010 and one new fueling station in the third quarter of 2009, offset by the one fueling station closed during the third quarter of 2010. During the year ended December 31, 2010, we sold 169,441,928 cubic meters of compressed natural gas through our fueling stations compared to 164,343,895 cubic meters during the year ended December 31, 2009. In the year ended December 31, 2010, the average revenue of our fuel stations was $1,695,720 and the average sales volume was 4,401,089 cubic meters of compressed natural gas per station, compared to approximately $1,677,271 and 4,651,681 cubic meters, respectively, in the year ended December 31, 2009. The reason for the decline in per station sales was primarily due to the construction of main subway lines in Xi’an, which caused certain bus routes to deviate from our stations and resulted in decreased sales. During the year ended December 31, 2010, unit selling price was $0.37 (RMB 2.48) and $0.44 (RMB 2.98) net of VAT in Shaanxi and Henan Provinces, respectively, or $0.39 (RMB 2.64) on an average basis, compared to $0.34 (RMB 2.33) and $0.41 (RMB 2.83) net of VAT in Shaanxi Province and Henan Province, respectively, or $0.37 (RMB 2.5) on an average basis during the year ended December 31, 2009.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 104.2%, or $3,103,899, to $6,082,266 during the year ended December 31, 2010 from $2,978,367 during the year ended December 31, 2009, and contributed 6.8% of our total revenue. As of December 31, 2010, we had 115,479 pipeline customers, an increase of 7,056 customers from 108,423 customers as of December 31, 2009. We sold 21,039,387 cubic meters of natural gas through our pipelines during the year ended December 31, 2010, compared to 12,080,805 cubic meters during the year ended December 31, 2009.  The increase was primarily due to the addition of 4,749,409 cubic meters of natural gas sold through Makou, which started to contribute revenue in August 2010.

Gasoline.  Revenue from gasoline sales increased by 17.8%, or $1,138,240, to $7,522,412 during the year ended December 31, 2010 from $6,384,172 during the year ended December 31, 2009, and contributed 8.3% of our total revenue. The increase in gasoline revenue was primarily due to an increase of 21.4% in the average unit sales price of gasoline from $0.64 (RMB 4.39) per liter, net of VAT, in the year ended December 31, 2009 to $0.78 (RMB 5.28) per liter in the year ended December 31, 2010, mainly attributable to the increase in international oil prices, partially offset by the sales volume decrease of 2.6% from 9,885,482 liters to 9,624,555 liters, because two of our oil stations were closed in November, 2010 and another two stations were closed in December, 2010.

Installation Services.  Revenue from installation services decreased by 3.9%, or $380,570, to $9,458,242 during the year ended December 31, 2010 from $9,838,812 during the year ended December 31, 2009, and contributed 10.5% of our total revenue. We believe that the decrease was primarily due to a slowdown in the property market, which led to a decrease in demand for installation services.

Automobile Conversion Services.  Revenue from our automobile conversion division decreased by 38.4%, or $1,001,325, to $1,605,467 during the year ended December 31, 2010 from $2,606,792 during the year ended December 31, 2009, and contributed 1.8% of our total revenue.  We believe that the decrease was primarily due to an increasing percentage of CNG vehicles having already undergone conversion, as well as increased market competition.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the years indicated:

	December 31, 2010	December 31, 2009	Increase / (decrease) in dollar amount	Increase / (decrease) in percentage
Natural gas from fueling stations	$34,256,983	$27,395,962	$6,861,021	25.0%

Natural gas from pipelines	4,394,315	2,082,892	2,311,423	111.0%

Gasoline	7,050,003	5,993,207	1,056,796	17.6%

Installation	3,859,961	3,888,996	(29,035)	(0.7)%

Automobile conversion	978,897	1,543,982	(565,085)	(36.6)%

Total	$50,540,159	$40,905,039	$9,635,120	23.6%

Overall.  Our cost of revenue consists of the cost of natural gas and gasoline sold, installation costs and other costs. Cost of natural gas and gasoline sold consists mainly of the cost for purchases from our suppliers. Cost of installation and other costs include certain expenditures for connecting our customers to our pipeline network system, and the cost for converting gasoline-fueled vehicles into natural gas hybrid vehicles.

Our cost of revenue for the year ended December 31, 2010 was $50,540,159, an increase of $9,635,120, or 23.6%, from $40,905,039 for the year ended December 31, 2009. The increase was mainly attributable to an increase in procurement cost in Henan Province. Our revenue increased by 11.0% during the same period.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 25.0%, or $6,861,021, to $34,256,983 during the year ended December 31, 2010 from $27,395,962 for the year ended December 31, 2009. The increase in the cost of natural gas for our fueling stations was primarily due to the increase in average procurement prices in Henan Province from $0.17 (RMB 1.19, net of VAT, during the year ended December 31, 2009 to $0.25 (RMB 1.69), net of VAT, during the year ended December 31, 2010. However, the average procurement cost remained significantly below the natural gas retail price of $0.44 (RMB 2.98) net of VAT in Henan Province for both the year ended December 31, 2009 and the year ended December 31, 2010.

Natural Gas from Pipelines.  Cost of revenue of our natural gas sold through our pipelines increased by 111.0%, or $2,311,423, to $4,394,315 during the year ended December 31, 2010 from $2,082,892 during the year ended December 31, 2009, which was basically in line with the growth in sales revenue.

Gasoline.  Cost of gasoline revenue increased by 17.6% or $1,056,796, to $7,050,003 during the year ended December 31, 2010 from $5,993,207 for the year ended December 31, 2009. The increase of cost of gasoline revenue was primarily due to the increase in average procurement cost per liter from $0.61 (RMB 4.13), net of VAT, during the year ended December 31, 2009 to $0.73 (RMB 4.95), net of VAT, during the year ended December 31, 2010, which we believe was mainly attributable to the increase in international oil prices.  The increase in the cost of gasoline revenue was partly offset by the decrease in sales volume.

Installation Services. Cost of revenue from our installation services decreased by 0.7%, or $29,035, to $3,859,961 during the year ended December 31, 2010 from $3,888,996 during the year ended December 31, 2009, mainly due to the decreased cost of labor and materials.

Automobile Conversion Services.  Cost of our automobile conversion revenue decreased by 36.6%, or $565,085, to $978,897 during the year ended December 31, 2010 from $1,543,982 during the year ended December 31, 2009, which was basically in line with the decrease in revenue from automobile conversion services.

Gross Profit

The following table sets forth a breakdown of our gross profit for the years indicated:

	December 31, 2010	December 31, 2009	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$31,028,253	$31,862,013	$(833,760)	(2.6)%

Natural gas from pipelines	1,687,951	895,475	792,475	88.5%

Gasoline	472,409	390,965	81,444	20.8%

Installation	5,598,281	5,949,816	(351,535)	(5.9)%

Automobile conversion	626,570	1,062,810	(436,240)	(41.0)%

Total	$39,413,464	$40,161,079	$(747,615)	(1.9)%

We earned a gross profit of $39,413,464 for the year ended December 31, 2010, a decrease of $747,615, or 1.9%, from $40,161,079 for the year ended December 31, 2009. The decrease in gross profit was primarily due to the increased cost of fueling station revenue in Henan Province.

Gross Margin

Gross margin for natural gas sold through our fueling stations decreased from 53.8% in the year ended December 31, 2009 to 47.5% in the year ended December 31, 2010, mainly due to increased procurement costs for natural gas for fueling stations in Henan Province.

Gross margin for natural gas sold through pipelines was 27.8% during the year ended December 31, 2010, a slight decrease as compared to 30.1% during the year ended December 31, 2009. The decline was mainly due to the increase in the sales price, as denominator, while the amount of gross profit, as numerator, remained stable, as sales price and procurement cost increased in approximately the same proportion.

Gross margin for gasoline sales increased from 6.1% during the year ended December 31, 2009 to 6.3% during the year ended December 31, 2010, primarily due to a greater increase in gasoline retail price compared with the increase in procurement prices for gasoline.

Gross margin for our installation business decreased to 59.2% in the year ended December 31, 2010 from 60.5% in the year ended December 31, 2009, mainly due to increased cost of labor and materials used in installation.

Gross margin for our automobile conversion business decreased from 40.8% in the year ended December 31, 2009 to 39.0% in the year ended December 31, 2010, mainly due to intensifying competition and the resulted decrease in conversion prices.

Our total gross margin decreased from 49.5% for the year ended December 31, 2009 to 43.8% for the year ended December 31, 2010, mainly caused by higher procurement costs for natural gas for fueling stations in Henan Province,

Operating Expenses.

We incurred operating expenses of $20,386,466 for the year ended December 31, 2010, an increase of $5,278,194, or 34.9%, compared to $15,108,272 for the year ended December 31, 2009.

Sales and marketing costs increased 25.0%, or $2,647,327, from $10,607,596 for the year ended December 31, 2009 to $13,254,923 for the year ended December 31, 2010, primarily due to an increase of $976,177 in depreciation expense, an increase of $406,372 in rental expense, an increase of $357,115 in transportation expense, an increase of $333,347 in salary, an increase of $365,008 in transportation expense, as well as an increase of $312,334 in electricity costs, primarily related to the addition of four new fueling stations in the second quarter of 2010 and one new fueling station in the third quarter of 2009, offset by the disposal of one fueling station during the third quarter of 2010. Transportation cost during the year ended December 31, 2010 was approximately $4,903 per million cubic meters of natural gas, compared to $2,834 per million cubic meters of natural gas for the year ended December 31, 2009.

General and administrative expenses increased by $2,630,867, or 58.5%, from $4,500,676 for the year ended December 31, 2009 to $7,131,543 for the year ended December 31, 2010, primarily reflecting the increase of $1,084,327 in non-cash expense of stock options granted to employees according to our employee stock option plan, $689,988 in legal fees, $240,505 in salaries, as well as increased Delaware franchise tax due to our increased outstanding share and asset base. In addition, the G&A expenses were also increased in Hubei and Shaanxi Provinces, as well as management cost in Jinbian Liquefied Natural Gas Co., Ltd., a subsidiary of XXNGC, due to a rapid expansion stage during 2010.

Income from Operations and Operating Margin.

Income from operations decreased by $6,025,809, or 24.1%, to $19,026,998 for the year ended December 31, 2010 from $25,052,807 for the year ended December 31, 2009, primarily due to the increase in procurement costs and operating expenses, as explained in the above sections. Our operating margin for the year ended December 31, 2010 was 21.2%, as compared to 30.9% for the year ended December 31, 2009.

Other income (expense).

Other income was $1,985,905 for the year ended December 31, 2010, as compared to other expense of $1,909,097 for the year ended December 31, 2009, primarily due to the $1,793,572 gain associated with a change in the fair value of our outstanding warrants, as compared to a loss of $1,031,330 from the change in the fair value of warrants for the year ended December 31, 2009. In addition, we capitalized $6,498,995 of interest expense for the year ended December 31, 2010, as compared to $4,597,544 of capitalized interest expense for the year ended December 31, 2009.

Provision for Income Tax.

Income tax was $3,792,531 for the year ended December 31, 2010, as compared to $4,312,923 for the year ended December 31, 2009. The decrease was primarily due to lower operating income for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The non-operating income from the change in fair value of warrants was not subject to income tax because we had incurred a net operating loss for income tax purpose for the year ended December 31, 2010.

Net income.

For the reasons described in the above sections, net income decreased to $17,220,372 for the year ended December 31, 2010, by $1,610,415, or 8.6%, from $18,830,787 for the year ended December 31, 2009. Net margin decreased to 19.1% in the year ended December 31, 2010 from 23.2% in the year ended December 31, 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table represents the consolidated operating results for the years ended December 31, 2009 and 2008:

Sales Revenues

The following table sets forth a breakdown of our revenues for the years indicated:

	December 31, 2009	December 31, 2008	Increase in dollar Amount	Increase in percentage
Natural gas from fueling stations	$59,257,975	$53,219,853	$6,038,122	11.3%

Natural gas from pipelines	2,978,367	2,527,040	451,327	17.9%

Gasoline	6,384,172	4,616,052	1,768,120	38.3%

Installation	9,838,812	4,854,438	4,984,374	102.7%

Automobile conversion	2,606,792	2,503,276	103,516	4.1%

Total	$81,066,118	$67,720,659	$13,345,459	19.7%

Overall. Revenue increased by $13,345,459, or 19.7%, to $81,066,118 for the year ended December 31, 2009, from $67,720,659 for year ended December 31, 2008. This increase was mainly due to the newly added fueling stations in 2008 contributing full year revenue in 2009 as well as the addition of one new fueling station during 2009, and an increase in the number of residential and commercial pipeline customers to 108,423 as of December 31, 2009, from 96,033 as of December 31, 2008. We sold natural gas of 176,424,700 cubic meters during the year ended December 31, 2009, compared to 160,696,902 cubic meters during the year ended December 31, 2008. For the year ended December 31, 2009, 84.7% of our revenue was generated from the sale of natural gas and gasoline, and the other 15.3% was generated from our installation and automobile conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by $6,038,122, or 11.3%, to $59,257,975 for the year ended December 31, 2009 from $53,219,853 for the year ended December 31, 2008, and contributed 73.1% of our total revenue, which was the largest among our four major business lines. The increase of natural gas revenue was mainly due to newly added fueling stations in 2008 contributing full year revenue in 2009, as well as the addition of one new fueling station during 2009. During the year ended December 31, 2009, we sold compressed natural gas of 164,343,895 cubic meters, compared to 149,412,144 cubic meters during the year ended December 31, 2008 through our VIE-owned fueling stations. In terms of average station sales value and volume, in the year ended December 31, 2009, we sold approximately $1,677,271 and 4,651,681 cubic meters of compressed natural gas per station, remaining flat as compared to approximately $1,694,001 and 4,755,824 cubic meters in the year ended December 31, 2008. Unit selling price was stable at $0.37 (RMB 2.5).

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

Gasoline. Revenue from gasoline sales increased by $1,768,120 to $6,384,172 for the year ended December 31, 2009 from $4,616,052 for the year ended December 31, 2008, and contributed 7.9% to our total revenue. The gasoline revenue increase was due to the sales volume increased 43.5% from 6,891,030 liters to 9,885,482 liters, offset by 4.0% decrease of unit sales price from $0.67 (RMB 4.65) per liter in the year ended December 31, 2008 to $0.64 (RMB 4.39) per liter in the year ended December 31, 2009, due to the decrease of international oil price. The increased sales volume was due to three stations that began selling gasoline since the second half of 2008 and one station that began selling gasoline in the first quarter of 2009.

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

Automobile Conversion Services. Revenue from our automobile conversion business increased by $103,516, or 4.1%, to $2,606,792 for the year ended December 31, 2009, from $2,503,276 for the year ended December 31, 2008, and contributed 3.2% to our total revenue.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the years indicated:

	December 31, 2009	December 31, 2008	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$27,395,962	$25,420,764	$1,975,198	7.8%

Natural gas from pipelines	2,082,892	1,813,744	269,148	14.8%

Gasoline	5,993,207	4,277,458	1,715,749	40.1%

Installation	3,888,996	1,961,300	1,927,696	98.3%

Automobile conversion	1,543,982	1,508,371	35,611	2.4%

Total	$40,905,039	$34,981,637	$5,923,402	16.9%

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

Automobile Conversion Services. Cost of our automobile conversion revenue increased by 2.4%, or $35,611, to $1,543,892 during the year ended December 31, 2009, as compared to $1,508,371 during the year ended December 31, 2008.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	December 31, 2009	December 31, 2008	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$31,862,013	$27,799,089	$4,062,924	14.6%

Natural gas from pipelines	895,475	713,296	182,179	25.5%

Gasoline	390,965	338,594	52,371	15.5%

Installation	5,949,816	2,893,138	3,056,678	105.7%

Automobile conversion	1,062,810	994,905	67,905	6.8%

Total	$40,161,079	$32,739,022	$7,422,057	22.7%

We earned a gross profit of $40,161,079 for the year ended December 31, 2009, an increase of $7,422,057, or 22.7%, compared to $32,739,022 for the year ended December 31, 2008. In summary, gross profit increase was mainly due to the increased sales volume of natural gas from fueling stations with low procurement price in coal bed methane from July 2008 to May 2009 in Henan; the increased sales volume of pipeline natural gas with stable unit price and cost; and the increased installation revenue from new pipeline customers.

Gross Margin

Gross margin for natural gas sold through our VIE-owned fueling stations increased from 52.2% in the year ended December 31, 2008 to 53.8% in the year ended December 31, 2009, due to due to lower coal bed methane procurement cost in Henan Province.

Gross margin for natural gas sold through pipelines was 30.1% during the year ended December 31, 2009, and increased slightly as compared to 28.2% during the year ended December 31, 2008.

Gross margin for gasoline sales decreased from 7.3% during the year ended December 31, 2008 to 6.1% during the year ended December 31, 2009, due to gasoline retail price decreasing more than purchase cost.

Gross margin for our installation business increased to 60.5% in the year ended December 31, 2009 from 59.6% in the year ended December 31, 2008. Gross margin for our automobile conversion business remained flat at 39.7% in the year ended December 31, 2008 as compared to 40.8% in the year ended December 31, 2009.

Due to the low procurement price in coal bed methane from July 2008 to May 2009 in Henan, our total gross margin increased from 48.3% for the year ended December 31, 2008 to 49.5% for the year ended December 31, 2009.

Operating Expenses.

We incurred operating expenses of $15,108,272 for the year ended December 31, 2009, an increase of $3,431,442 or 29.4%, compared to $11,676,830 for the year ended December 31, 2008. Sales and marketing costs increased by 38.6% from $7,651,948 for the year ended December 31, 2008 to $10,607,596 for the year ended December 31, 2009, primarily due to the $ 2,061,989 increase in depreciation expense as well as $478,084 and $318,272 increase in leasing and utility expense, respectively, mainly related to the acquisition of Lingbao Natural Gas, Co. in October 2008 as well as the newly added fueling stations since 2008. In addition, we also increased our efforts to obtain new residential and commercial customers and attract customers to our fueling stations. General and administrative expenses increased by 11.8% from $4,024,882 for the year ended December 31, 2008 to $4,500,676 for the year ended December 31, 2009 mainly due to increase of $574,329 in depreciation expense and $245,066 increase in salary expense primarily reflecting the growth of employees, the recruiting of Chief Financial Officer as well as adjustment of compensation for our Chief Executive Officer to market rate. The transportation cost per million cubic meters of natural gas during the year ended December 31, 2009 was approximately $2,834.

Income from Operations and Operating Margin.

For the foregoing reasons, income from operations increased by $3,990,615 or 19.0%, to $ 25,052,807 for the year ended December 31, 2009 from $21,062,192 for the year ended December 31, 2008.  Operating margin was 30.9% for the year ended December 31, 2009, compared to 31.1% for the year ended December 31, 2008.

Other income (expense).

Other expense decreased by $395,085 to $1,909,097 for the year ended December 31, 2009 from $2,304,182 during the year ended December 31, 2008, primarily due to interest expense of $747,172 net of capitalized interest of $4,597,544 during the year ended December 31,2009, compared to interest expense of 2,228,244 net of capitalized interest of $1,932,931 during the year ended December 31,2008, as well as the recognition of $1,031,330 non-operating expense related to change in fair value of our outstanding warrants.

Provision for Income Tax.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity have consisted of cash generated from our operations, debt financing and proceeds from equity offerings. In 2008, we sold senior notes with a face value of $40 million to Abax Lotus Ltd. In September 2009, we completed a secondary offering of common stock with gross proceeds of approximately $57 million. Our principal uses of cash have been, and are expected to continue to be, as working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian, Shaanxi Province and other projects.

As of December 31, 2010, 2009 and 2008, we had $10,046,249, $48,177,794 and $5,854,383 of cash and cash equivalents on hand, respectively. The decrease was primarily attributable to the construction of the LNG plant, the addition of new fueling stations and market development initiatives.

Net cash provided by operating activities was $16,702,003 for the year ended December 31, 2010, compared to net cash provided by operating activities of $25,433,922 for the year ended December 31, 2009, primarily due to an increase in the advance payment to suppliers for purchase of raw materials and prepayment for constructions, and the increase in prepaid VAT for equipment purchased for the LNG plant, during the year ended December 31, 2010 . Net cash provided by operating activities was $25,433,922 for the year ended December 31, 2009, compared to net cash provided by operating activities of $20,916,801 for the year ended December 31, 2008, primarily as a result of the increase in our net income, adjusted for non-cash expense items and changes in working capital.

Net cash used in investing activities increased from $37,537,257 during the year ended December 31, 2009 to $73,171,441 for the year ended December 31, 2010, mainly due to prepayments of $10,274,357 to equipment suppliers, and prepayments of $4,283,789 for land use rights, additions of $44,830,638 to construction in progress primarily related to the LNG plant, $10,548,122 related to the acquisition of four fueling stations and $3,582,256 related to the acquisition of Makou during the year ended December 31, 2010. Net cash used in investing activities was $37,537,257 for the year ended December 31, 2009, as compared to net cash used in investing activities of $67,606,724 for year ended December 31, 2008, primarily because of prepayment to equipment suppliers and construction of the LNG plant, and construction of additional fueling stations during the year ended December 31, 2009. For the year ended December 31, 2009, major cash outflow were primarily due to our construction in progress for the LNG Plant.

Net cash provided by financing activities was $18,429,000 for the year ended December 31, 2010, as compared to net cash provided by financing activities of $54,370,359 for the year ended December 31, 2009. The primary source of cash flows from financing activities was a bank loan in the amount of $17,752,800 from Shanghai Pudong Development Bank, or SPDB. Net cash provided by financing activities was $54,370,359 for the year ended December 31, 2009, as compared to net cash provided by financing activities of $37,877,491 for the year ended December 31, 2008, primarily due to the secondary public offering in 2009.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash flows from financing activities, will be sufficient to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

The majority of our revenues and expenses were denominated primarily in RMB, the currency of the PRC. There is no assurance that exchange rates between the RMB and United States dollars will remain stable. Historically, inflation has not had a material impact on our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Capital Expenditures

Our planned capital expenditures as of December 31, 2010 were approximately $215.4 million through December 2015, the majority of which are expected to be incurred in connection with phases II and III of the LNG facility in Jingbian, Shaanxi Province, construction or acquisition of additional fueling stations and compressor stations, and to fund the expansion of our operations in Hubei Province. We expect to fund the capital expenditures through cash flow from operations as well as through potential equity and debt offerings, should circumstance require.

Outstanding Indebtedness

On December 30, 2007, we entered into a securities purchase agreement with Abax and, on January 29, 2008, we entered into an amendment to such agreement with Abax (as amended, referred to as the Purchase Agreement). Under the Purchase Agreement, on January 29, 2008, we sold to Abax $20,000,000 in principal amount of our 5.0% Guaranteed Senior Notes due 2014 (referred to as the Senior Notes) and warrants to purchase 1,450,000 shares of our common stock and, on March 3, 2008, we issued to Abax an additional $20,000,000 in principal amount of Senior Notes.

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends and disposition of properties as well as being obligated to maintain certain financial ratios.

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,964,000 to JBLNG. SPDB transferred $13,473,000 and $4,491,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing the second year. As the People’s Bank of China adjusted the standard interest rate two times on October and December 2010 respectively, since January 1, 2011 the interest rate of these loans has been adjusted to 6.22%. The loan period is 58 months from the date of effectiveness of the contract, and will be repaid annually, with the last repayment no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within PRC.

Contractual Obligations

Our contractual obligations are as follows:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
			(in thousands)
Long-term debt obligations	$40,000	$3,333	$26,667	$10,000	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations(1)	42,810	2,013	3,910	4,199	32,688
Purchase obligations (2)	11,178	11,178	-	-	-
Other long-term liabilities reflected on balance sheet (3)	17,500	-	-	17,500	-
Long-term loan	18,204	-	9,102	9,102	-

Total	$129,692	$16,524	$39,679	$40,801	$32,688

(1) We entered into a series of long-term lease agreements with outside parties to lease land use rights for the self-built natural gas filing stations located in the PRC. The agreements have terms ranging from 10 to 30 years. We make annual prepayments for most lease agreements. We also entered into two office leases in Xi’an, PRC, one office lease in Jingbian, PRC, one office lease in Wuhan, PRC and one office lease in New York, United States of America, or USA.

(2) We have purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other CIP projects.

(3) The $17,500,000 reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. Abax is entitled to require us to purchase back the portion of warrants not exercised upon expiration.

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

Year ending December 31, 2011	$2,012,740
Year ending December 31, 2012	2,035,048
Year ending December 31, 2013	1,874,914
Year ending December 31, 2014	2,237,697
Year ending December 31, 2015	1,961,313
Thereafter	32,688,037
Total	$42,809,749

For the years ended December 31, 2010, 2009 and 2008, the land use right and office lease expenses were $2,083,039, $1,623,127 and $1,127,558, respectively.

Property and Equipment Purchase Commitments

We have purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other construction in progress projects. Our purchase commitments are as follows:

Year ending December 31, 2011	11,178,038
Thereafter	-
Total	$11,178,038

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. However, none of those agreements stipulate any specific purchase amount or quota each year, thus giving us enough flexibility to constantly look for lower-cost sources of supply. Therefore, we are not legally bound in purchase commitments by those agreements.

We maintain long-term natural gas purchase agreements with one of our vendors, Huojia Hualong Petrochemical Co., Ltd., as of December 31, 2010. We have no minimum purchase requirements. Contracts are renewed on an annual basis. We do not expect any issues or difficulties in continuing to renew our supply contracts with these vendors going forward. Prices of natural gas are strictly controlled by the government.

The sales prices of both pipeline natural gas in Shaanxi Province and vehicular fuel in Xi’an City were increased on October 20, 2010. The sales price of pipeline natural gas in Shaanxi Province was increased by RMB 0.23 (US $0.03) per cubic meter for residential terminal use. The sales prices for commercial and industrial use was increased by RMB 0.35 and RMB 0.55 (US $0.05 and $0.08) per cubic meter, respectively. Additionally, the sales price of CNG for vehicular fuel in Xi’an, the capital of Shaanxi Province, was adjusted to the target ratio of 0.6:1 to the retail price of Grade 90 gasoline. The retail price of CNG was increased by RMB 0.9 (US $0.14) per cubic meter. The adjusted prices took effect on October 20, 2010.

The sales prices of vehicular fuel in Kaifeng City and Xuchang City, Henan Province were increased on July 20, 2010 and August 1, 2010, respectively. The sales price of vehicular fuel in Kaifeng City was increased by RMB 3.30 (US $0.42) to RMB 3.60 (US $0.46) per cubic meter. The sales price of vehicular fuel in Xuchang City was increased by RMB 3.20 (US $0.41) to RMB 3.65 (US $0.47) per cubic meter. Additionally, the sale prices of CNG for vehicular fuel in Kaifeng City was adjusted to the target ratio of no lower than 0.6:1 to the retail price of grade 90 gasoline. The sale prices of CNG for vehicular fuel in Xuchang City was adjusted to no lower than 0.6:1 to the retail price of grade 90 gasoline and gradually to the target ratio of no lower than 0.75:1.

 Foreign Currency Translations

Our reporting currency is the U.S. dollar. The functional currency of XXNGC and our and XXNGC’s PRC subsidiaries and, therefore, our functional currency, is the RMB. The results of operations and financial position of XXNGC and our and XXNGC’s PRC subsidiaries are translated to United States dollars using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. As a result, translation adjustment amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts, with the exception of equity, were translated at the December 31, 2010 exchange rate of RMB 6.59 to $1.00 as compared to RMB 6.82 to $1.00 at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2010, 2009 and 2008, were 6.76 RMB, 6.82 RMB and 6.94 RMB to $1.00, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial position and results of operations contained in this Annual Report on Form 10-K is based on our consolidated financial statements, contained elsewhere herein. The preparation of these financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes in the development of our accounting estimates or the assumptions underlying those estimates, or the accounting policies that we disclosed as our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for CNG fueling stations and liquefied natural gas, or LNG, project in Jingbian County, Shaanxi Province, PRC, a natural gas infrastructure project in the Xi’an International Port District and other projects, including technology licensing fees, equipment purchases, land use rights requisition cost, capitalized interest and other construction fees. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

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

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and provide disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the balance sheet would not be considered a derivative financial instrument.  There is a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception. The Company’s fiscal year 2010 and 2009 operating result was mainly impacted by the change in fair value of warrants in the amount of $1,793,572 and $1,031,330 related to 383,654 warrants. Changes in the fair value of warrants are recognized in the income statement.

Stock-Based Compensation

We record and report stock-based compensation based on a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at December 31, 2010 and 2009, there were no significant book to tax differences except for warrants liability and stock based compensation. There was no difference between book depreciation and tax depreciation as we use the same depreciation method for both book depreciation and tax depreciation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010, 2009 and 2008.

Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 2. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Annual Report on Form 10-K.

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

The average CNG sales price was increased from $0.37 per cubic meter in the year ended December 31, 2009 to $0.39 per cubic meter in the year ended December 31, 2010, which resulted in an increase of approximately $6.02 million in sales revenue. The average sales price of the pipeline natural gas was increased from $0.24 per cubic meter in the year ended December 31, 2009 to $0.29 per cubic meter in the year ended December 31, 2010, which resulted in the increased contribution of $3.10 million. The average CNG procurement price was increased from $0.17 per cubic meter in the year ended December 31, 2009 to $0.21 per cubic meter in the year ended December 31, 2010，which resulted in an increase of $7.35 million in cost of revenue. The average procurement price of pipeline natural gas was increased from $0.16 per cubic meter in the year ended December 31, 2009 to $0.19 per cubic meter in the year ended December 31, 2010, which resulted in an increase of $1.81 million in cost of revenue. The total increase of the procurement cost was increased by $9.17 million. Since the increase in the average procurement price of CNG was higher than that in its average sales price, the gross profit decreased by $1.32 million. Since the increase in the average procurement price of pipeline natural gas was lower than that in its average sales price, the gross profit increased by $1.28 million. In total, the gross profit decreased by $41,285.

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $58,204,000 at December 31, 2010, all of which bears interest at fixed rates. The fixed-rate debt amount of $40,000,000 is due in 2014. The remaining portion of the outstanding long-term debt, in the amount of $18,204,000, bears interest at floating rates, and is due between 2012-2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities, of which the functional currency is the RMB, are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the stockholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies in relation to the U.S. dollar. We recorded a $6,953,126 adjustment to increase our equity account for the year ended December 31, 2010 to reflect the net impact of the fluctuating of Chinese currency against the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements with our former independent auditors, Frazer Frost LLP, or our current independent auditors, Friedman LLP .

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and considering the material weaknesses previously identified in our internal control over financial reporting (Item 9A, Controls and Procedures, Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on October 1, 2010, referred to herein as Amendment No. 2 to the 2009 Form 10-K/A) and as discussed below in "Management's Report on Internal Control over Financial Reporting," our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2010 were not effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is defined under Rule 13a-15(f) as a process designed by, or under the supervision of, an issuer's principal executive officer and principal financial officer, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

In connection with this annual report, management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its evaluation under the Internal Control - Evaluation Framework and due to the material weaknesses evidenced by the events described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2010. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

As part of management’s evaluation of the effectiveness of internal control over financial reporting, management reviewed certain transactions entered into by the Company in 2010. As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and in Amendment No. 2 to the 2009 Form 10-K/A), in February 2010, the Company obtained a bank loan in the amount of $17.7 million (the "Loan") and, in connection with the Loan, Xi'an Xilan Natural Gas Co. Ltd., the Company's variable interest entity, pledged its equipment and vehicles located within China to secure the Loan (the "Pledge") and guaranteed the repayment of the Loan (the "Guarantee").

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this annual report for the year ended December 31, 2010, management concluded that the Company had the following material weaknesses in its internal control over financial reporting during the year ended December 31, 2010:

•
failure to disclose the Loan, the Pledge and the Guarantee as subsequent events in the footnotes to its consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009, and to file a current report on Form 8-K within four business days after entry into the Loan, the Pledge and the Guarantee;

•
failure to disclose the Loan, the Pledge and the Guarantee in the quarterly report on Form 10Q for the quarter ended March 31, 2010, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

•
incorrect determination that the Pledge constituted a breach of the indenture (the “Indenture”) governing the Company’s 5% guaranteed senior notes issued to Abax Lotus Ltd. dated January 29, 2008 (the "Senior Notes"), which led the Company to erroneously (i) reclassify from long-term liabilities to short-term liabilities the Senior Notes and the fair value of the redeemable warrants (the “Reclassification”) and file related amendments to the Annual Report on Form 10-K for the year ended December 31, 2009 (the “Amended 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Amended 10-Q), (ii) disclose in the Amended 10-K, Amended 10-Q and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 that the Pledge constituted a breach of the Indenture and (iii) make the Reclassification.

•
failure to document and communicate to the Board of Directors and members of management the evaluation of disclosure requirements in connection with acquisitions of four natural gas stations in the second quarter of 2010 and the acquisition of Hanchun Makou Yuntong Compressed Natural Gas Co., Ltd. in the third quarter of 2010.

The management concluded that these events indicated that the Company's policies and procedures in place as of December 31, 2010 were not sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, nor were such policies and procedures sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Friedman, LLP, the independent registered public accounting firm that audited the consolidated financial statements, has issued an attestation report on our internal control over financial reporting which is included in Item 8.

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

•
In early September 2010, we engaged a professional internal control consultant through February 2011 to review and test our existing internal controls procedures, evaluate and identify inadequacies with our existing internal control procedures, and recommended changes as necessary and appropriate for the improvement of internal controls; and

•
Our Audit Committee and Board of Directors adopted a written internal authorization policy establishing approval procedures for various corporate actions. The policy lists various operational, administrative and financial corporate events and actions and for each such event and action, identifies whether prior approval or discussion with particular executive officers, the Board of Directors or legal counsel is required. The policy also sets quantitative limits on specific types of transactions that management may approve without Board approval. After adopting such policy, our Audit Committee and Board of Directors discussed the policy with management.

•
We have established an internal audit function, with a Senior Internal Control Auditing Specialist, supported by six other employees. The Senior Internal Control Auditing Specialist, a Certified Internal Auditor (CIA) with ten years of internal audit-related work experience, is responsible for coordinating and evaluating the effectiveness of the Company's internal control over financial reporting, and he works closely with the third-party internal control consultant hired by the Company to establish and improve the internal control system and evaluate its effectiveness.

•	We appointed a new Chief Financial Officer at the end of 2010 to improve and enhance our corporate governance and internal control systems.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there was no change in our internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See Item 10.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Number	Description of Exhibit

1.1	Underwriting Agreement, dated September 2, 2009 (incorporated by reference to same Exhibit 1.1 filed with the Registrant’s Form 8-K filed on September 3, 2009).

2.1	Form of Equity Ownership Transfer Agreement (incorporated by reference to same exhibit filed with the Registrant’s Form 8-K filed on December 31, 2008).

3.1
Articles of Incorporation, dated March 31, 1999 (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539); Certificate of Amendment to the Articles of Incorporation, dated May 25, 2000 (incorporated by reference to same exhibit filed with the Registrant's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539); Certificate of Amendment to the Articles of Incorporation, dated October 26, 2007 (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373); Certificate of Amendment to the Articles of Incorporation, dated April 20, 2009 (incorporated herein by reference to Exhibit 5 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File no. 001-34373).

3.2
Registrant's Amended and Restated By-Laws, dated June 14, 2006 (incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K filed June 16, 2006, SEC file no. 000-31539); Amended and Restated By-Laws, dated September 24, 2008 (incorporated by reference to Exhibit 7 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.3
Certificate of Ownership and Merger, dated February 14, 2002 (incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.4	Certificate of Ownership, dated December 12, 2005 (incorporated by reference to Exhibit 3 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

4.1
Registrant’s 2009 Employee Stock Option and Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (333-166422) filed April 30, 2010); Registrant’s 2009 Employee Stock Option and Stock Award Plan – Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 20, 2009).

10.1
Share Purchase Agreement made as of December 6, 2005 among Coventure International Inc., Xi’an Xilan Natural Gas Co., Ltd. and each of Xilan's shareholders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.2
Return to Treasury Agreement between Coventure International Inc. and John Hromyk, dated December 6, 2005 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.3	Purchase Agreement made as of December 20, 2005 between China Natural Gas, Inc. and John Hromyk (incorporated by reference to the exhibit to Registrant’s Form 8-K filed on December 23, 2005).

10.4	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.5	Form of Warrant (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

Number	Description of Exhibit

10.6	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.7
CNG Product Purchase and Sale Agreement between Xi’an Xilan Natural Gas Co., Ltd. and Zhengzhou Zhongyou Hengran Petroleum Gas Co., Ltd. made as of July 20, 2006, (translated from the original Mandarin) (incorporated by reference to the exhibits to Registrant’s Form 10-KSB filed on April 17, 2007).

10.8	Securities Purchase Agreement, dated August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.9	Registration Rights Agreement, dated August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.10
Consulting Services Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

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

10.13
Option Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.14
Proxy Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

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

Number	Description of Exhibit

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

10.25
Natural Gas Purchase Agreement entered by and between Jiyuan Yuhai Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd. dated, February 28, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.26
Natural Gas Supply Agreement between Jincheng Ming Shi Natural Gas Co., Ltd., Jinan Branch and Xi' An Xilan Natural Gas Co., Ltd. dated March 20, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.27
Natural Gas Purchase Agreement entered by and between Shaanxi Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd., dated July 17, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.28
Independent Director Agreement dated January 1, 2008, by and between China Natural Gas., Inc. and Zhiqiang Wang (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.29
Independent Director Agreement dated July 1, 2008, by and between China Natural Gas., Inc. and Carl Yeung (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.30
Independent Director Agreement dated August 5, 2008, by and between China Natural Gas., Inc. and Lawrence W. Leighton (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.31
Employment Agreement, dated October 10, 2008, by and between China Natural Gas., Inc. and Richard Peidong Wu (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.32
Employment Agreement, dated May 10, 2005, by and between China Natural Gas., Inc. and Qinan Ji (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009); Employment Agreement, dated January 1, 2009, by and between China Natural Gas., Inc. and Qinan Ji (incorporated herein by reference to the Exhibit 10.4 to the Registrant’s Form 10-Q/A filed on July 20, 2009); Employment Agreement dated January 1, 2010, by and between the Company and Qinan Ji (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 9, 2010).

Number	Description of Exhibit

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

10.36	Employment Agreement dated December 20, 2010 between the Company and Shaocheng Xu (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 23, 2010).

10.37	Independent Director Agreement dated November 25, 2010 between the Company and Frank Waung (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 26, 2010).

10.38
Waiver dated February 4, 2009, executed by DB Trustees (Hong Kong) Limited, as trustee under the Indenture governing the Company's 5.0% Guaranteed Senior Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 9, 2010).

10.39
Waiver dated August 14, 2009, by and among the Company and the holders of the Company's 5.0% Guaranteed Senior Notes due 2014 signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 9, 2010).

10.40
Loan Contract of Fixed Asset dated February 26, 2010, by the between Jingbian Xi’an Xilan Liquefied Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.41
Mortgage Contract of Movables dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.42
Contract of Guarantee dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.43	Employment Agreement of Veronica Chen dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 20, 2009).

10.44
Supply Agreement between CNP Changqing Oil Field Branch Company dated November 25, 2010 and Jingbian LNG Company (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on December 1, 2010).

10.45*	Coal Bed Methane Purchase Agreement entered by and between Henan Xilan Natural Gas Co., Ltd. and Qinshui Lanyan Coal Bed Methane Co., Ltd. dated January 12, 2009 (English translation attached).

10.46*	Natural Gas Supply Agreement between Huojia Hualong Petrochemical Co., Ltd., and Xi' An Xilan Natural Gas Co., Ltd. dated November 16, 2009 (English translation attached).

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

Number	Description of Exhibit

16.1	Letter of Moore Stephens Wurth Frazer and Torbet, LLP dated January 7, 2010 (incorporated by reference to Exhibit 16.1 to Registrant’s Form 8-K filed on January 7, 2010).

16.2	Letter from Frazer Frost, LLP dated December 6, 2010 (incorporated by reference to the exhibits to Exhibit 16.1 to the Registrant’s Form 8-K filed on December 7, 2010).

21.1*	List of Subsidiaries.

23.1*	Written consent of Frazer Frost, LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2011

CHINA NATURAL GAS, INC.

/s/ Qinan Ji	/s/ Bode Xu
Name: Qinan Ji	Name: Bode Xu
Title: Chief Executive Officer (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Qinan Ji	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2011
Qinan Ji

/s/ Zhiqiang Wang	Director	March 14, 2011
Zhiqiang Wang

/s/ Donald Yang	Director	March 14, 2011
Donald Yang

/s/ Bode Xu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2011
Bode Xu

/s/ Frank Waung	Director	March 14, 2011
Frank Waung

/s/ Lawrence Leighton	Director	March 14, 2011
Lawrence Leighton

CHINA NATURAL GAS, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of China Natural Gas, Inc. as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. We also have audited China Natural Gas, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  China Natural Gas, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2010:

•
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and in Amendment No. 2 to the 2009 Form 10-K/A), in February 2010, the Company obtained a bank loan in the amount of $17.7 million (the “Loan”) and, in connection with the Loan, Xi’an Xilan Natural Gas Co. Ltd., the Company’s variable interest entity, pledged its equipment and vehicles located within China to secure the Loan (the “Pledge”) and guaranteed the repayment of the Loan (the “Guarantee”).  Management failed to disclose the Loan, the Pledge and the Guarantee as subsequent events in the footnotes to its consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009, and to file a current report on Form 8-K within four business days after entry into the Loan, the Pledge and the Guarantee;

•
Management failed to disclose the Loan, the Pledge and the Guarantee in the quarterly report on Form 10Q for the quarter ended March 31, 2010, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

•
Management incorrectly determined that the Pledge constituted a breach of the indenture (the “Indenture”) governing the Company’s 5% guaranteed senior notes issued to Abax Lotus Ltd. dated January 29, 2008 (the “Senior Notes”), which led the Company to erroneously (i) reclassify from long-term liabilities to short-term liabilities the Senior Notes and the fair value of the redeemable warrants (the “Reclassification”) and file related amendments to the Annual Report on Form 10-K for the year ended December 31, 2009 (the “Amended 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Amended 10-Q), (ii) disclose in the Amended 10-K, Amended 10-Q and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 that the Pledge constituted a breach of the Indenture and (iii) make the Reclassification;

•
Management failed to document and communicate to the Board of Directors and members of management the evaluation of disclosure requirements in connection with acquisitions of four natural gas stations in the second quarter of 2010 and the acquisition of Hanchun Makou Yuntong Compressed Natural Gas Co., Ltd. in the third quarter of 2010.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, China Natural Gas, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Natural Gas, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
March 14 , 2011

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December, 31	December, 31
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,046,249	$48,177,794
Accounts receivable, net	1,821,595	1,289,116
Other receivable	188,364	709,741
Employee advances	302,532	338,689
Inventories	815,884	841,837
Advances to suppliers	8,434,995	596,868
Prepaid expense and other current assets	4,249,353	1,076,915
Loan receivable	-	293,400
Total current assets	25,858,972	53,324,360

Investment in unconsolidated joint ventures	1,517,000	1,467,000
Property and equipment, net	82,769,171	72,713,012
Construction in progress	116,569,871	52,918,236
Deferred financing cost, net	927,166	1,336,998
Other assets	19,806,375	15,854,910

TOTAL ASSETS	$247,448,555	$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current maturities	2,551,306	-
Accounts payable and accrued liabilities	$5,428,669	$2,162,049
Unearned revenue	2,376,563	1,813,641
Accrued interest	646,528	786,052
Taxes payable	2,377,765	1,901,577
Total current liabilities	13,380,831	6,663,319

LONG-TERM LIABILITIES:
Notes payable, net of current portion	28,064,363	27,292,287
Long-term debt	18,204,000
Derivative liabilities - warrants	17,752,066	19,545,638
Total long-term liabilities	64,020,429	46,837,925

Total liabilities	77,401,260	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued	-	-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,321,904 and 21,1 83,904 issued and outstanding at December 31,2010 and 2009, respectively	2,132	2,118
Additional paid-in capital	81,611,763	79,851,251
Accumulative other comprehensive income	15,667,145	8,714,019
Statutory reserves	7,918,634	5,962,695
Retained earnings	64,847,621	49,583,189
Total stockholders' equity	170,047,296	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$247,448,555	$197,614,516

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009	2008

Revenue
Natural gas	$71,367,502	$62,236,342	$55,746,893
Gasoline	7,522,412	6,384,172	4,616,052
Installation and other	11,063,709	12,445,604	7,357,714
	89,953,623	81,066,118	67,720,659

Cost of revenue
Natural gas	38,651,298	29,478,854	27,234,508
Gasoline	7,050,003	5,993,207	4,277,458
Installation and other	4,838,858	5,432,978	3,469,671
	50,540,159	40,905,039	34,981,637

Gross profit	39,413,464	40,161,079	32,739,022

Operating expenses
Selling	13,254,923	10,607,596	7,651,948
General and administrative	7,131,543	4,500,676	4,024,882
	20,386,466	15,108,272	11,676,830

Income from operations	19,026,998	25,052,807	21,062,192

Other income (expense)
Interest income	418,763	125,287	209,502
Interest expense	-	(747,172)	(2,228,244)
Other income (expense), net	(137,817)	(186,805)	111,859
Change in fair value of warrants	1,793,572	(1,031,330)	-
Foreign currency exchange loss	(88,613)	(69,077)	(397,299)
	1,985,905	(1,909,097)	(2,304,182)

Income before income tax	21,012,903	23,143,710	18,758,010

Provision for income tax	3,792,531	4,312,923	3,567,642

Net income	17,220,372	18,830,787	15,190,368

Other comprehensive income
Foreign currency translation gain	6,953,126	52,959	5,184,035
Comprehensive income	$24,173,498	$18,883,746	20,374,403

Weighted average shares outstanding
Basic	21,268,972	16,624,294	14,600,154
Diluted	21,430,867	16,830,907	14,645,070

Earnings per share
Basic	$0.81	$1.13	$1.04
Diluted	$0.80	$1.12	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Accumulative Other	Retained Earnings		Total
	Common Stock		Paid-in	Comprehensive	Statutory		Stockholders'
	Shares	Amount	Capital	Income	Reserve	Unrestricted	Equity

Balance December 31, 2007	14,600,154	$1,460	$32,048,339	$3,477,025	$1,802,735	$13,877,755	$51,207,314

Options issued for services			66,704				66,704
Cumulative translation adjustment				5,184,035			5,184,035
Net income						15,190,368	15,190,368
Transfer to statutory reserve					1,927,348	(1,927,348)	-

Balance December 31, 2008	14,600,154	$1,460	$32,115,043	$8,661,060	$3,730,083	$27,140,775	$71,648,421

Reclassification of warrants from equity to derivative liabilities			(6,858,547)			5,844,239	(1,014,308)
Issuance of common stock	6,583,750	658	57,607,155				57,607,813
Offering costs			(3,237,452)				(3,237,452)
Options issued for services			66,535				66,535
Stock based compensation			158,517				158,517
Cumulative translation adjustment				52,959			52,959
Net income						18,830,787	18,830,787
Transfer to statutory reserve					2,232,612	(2,232,612)	-

Balance December 31, 2009	21,183,904	$2,118	$79,851,251	$8,714,019	$5,962,695	$49,583,189	$144,113,272

Exercise of stock options	138,000	14	676,186				676,200
Options issued for services			66,024				66,024
Stock based compensation			1,018,302				1,018,302
Cumulative translation adjustment				6,953,126			6,953,126
Net income						17,220,372	17,220,372
Transfer to statutory reserve					1,955,939	(1,955,939)	-

Balance December 31, 2010	21,321,904	$2,132	$81,611,763	$15,667,145	$7,918,634	$64,847,621	$170,047,296

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,220,372	$18,830,787	15,190,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,644,843	5,571,772	3,474,905
Recovery of doubtful accounts	(149,859)	-	-
Loss on disposal of equipment	123,553	21,373	24,806
Amortization of discount on senior notes	-	280,250	1,004,677
Amortization of financing costs	-	63,940	227,989
Options issued for services	66,204	66,535	66,704
Stock-based compensation	1,018,302	158,517	-
Change in fair value of warrants	(1,793,572)	1,031,330	-
Change in assets and liabilities:
Accounts receivable	(326,573)	(387,948)	(568,370)
Other receivables	531,970	(644,083)	247,349
Employee advances	46,174	(6,425)	(55,747)
Inventories	53,292	(322,099)	(267,470)
Advances to suppliers	(7,624,015)	240,724	(125,896)
Prepaid expense and other current assets	(2,973,865)	(306,445)	(642,857)
Accounts payable and accrued liabilities	3,144,057	2,526	339,168
Unearned revenue	488,687	869,239	583,940
Accrued interest	(139,524)	(75,062)	861,114
Taxes payable	372,136	38,991	556,121
Net cash provided by operating activities	16,702,003	25,433,922	20,916,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on investment in unconsolidated joint ventures	-	(1,467,000)	-
Purchase of property and equipment	(6,060,287)	(1,074,066)	(43,225,673)
Proceeds from sales of property and equipment	96,141	41,325	194,891
Loan receivable	(14,379,768)	-	-
Proceeds from loan receivable	14,675,648	-	-
Proceeds from short term investments	-	-	250,821
Additions to construction in progress	(44,830,638)	(28,020,498)	(19,012,750)
Return (payment) of acquisition deposit	1,627,340	(283,200)	-
Prepayment on long-term assets	(10,274,357)	(6,139,766)	(5,729,833)
Payment for acquisition of business	(3,077,031)	-	-
Payment for intangible assets	(6,159,474)	(161,486)	(53,826)
Payment for land use rights	(4,283,789)	(432,566)	(30,354)
Excess of cost over fair value of net assets acquired	(505,225)	-	-
Net cash used in investing activities	(73,171,441)	(37,537,257)	(67,606,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	57,607,813	-
Proceeds from exercise of stock options	676,200	-	-
Proceeds from long-term debt	17,752,800	-	40,000,000
Debt issuance costs	-	-	(2,122,509)
Stock issuance costs	-	(3,237,454)	-
Net cash provided by financing activities	18,429,000	54,370,359	37,877,491

Effect of exchange rate changes on cash and cash equivalents	(91,107)	56,387	1,375,086

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(38,131,545)	42,323,411	(7,437,346)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,177,794	5,854,383	13,291,729

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,046,249	$48,177,794	5,854,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest	$2,908,661	$503,845	$902,777
Income taxes paid	$3,863,788	$4,178,066	$2,998,627

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$5,057,958	$-	$823,464
Prepayment on long-term assets transferred to property and equipment	$18,431,526	$-	$405,630
Purchase of equipment through accounts payable	$-	$1,234,603	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$3,733,214	$2,836,324	$1,164,618

The accompanying notes are an integral part of these consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The consolidated balance sheets as of December 31, 2010 and 2009 and the consolidated statements of income and comprehensive income, stockholder’s equity and cash flows for the years ended December 31, 2010, 2009 and 2008 include the accounts of China Natural Gas, Inc. and Subsidiaries and variable interest entities (“China Natural Gas,” the “Company,” “our,” “us” or “we”). Our subsidiaries and variable interest entities are: Xilan Energy Co. Ltd. (“XEC”), Xi’an Xilan Natural Gas Co, Ltd. (“XXNGC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“SXABC”), Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd ( “JV”) and Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (Makou”).

During the second quarter of 2010, the Company’s VIE, XXNGC, effectively acquired 100% of the assets and operating rights of four natural gas stations in Xi’an, PRC, for aggregate cash consideration of $10,502,490.

On May 29, 2010, Hubei Xilan Natural Gas Co., Ltd., a wholly owned limited liability company in Hubei Province, PRC, formed by XXNGC (“HBXNGC”), agreed to purchase 100% of the equity interests of Makou, a limited liability company formed under the laws of the PRC, from eight individuals for a purchase price of $3,648,080.  Makou owns and operates a compressed natural gas (“CNG”) compressor station in Hanchuan City, Hubei Province, and purchases natural gas from pipelines, conducts compressing and sells natural gas on a wholesale basis through tankers to fueling stations in Hubei Province. In July 2010, HBXNGC obtained full control of Makou’s assets and operations.

On February 5, 2010 and April 23, 2010, JBLNG, an entity wholly owned by XXNGC, increased its registered capital by $6,026,343 and $11,668,376, respectively, which was invested by XXNGC in the form of equipment and cash.

On December 17, 2009, the Company through its VIE, XXNGC, formed HBXNGC as a wholly owned limited liability company, with registered capital of $1,467,000 in Hubei Province, PRC.  HBXNGC was established to construct harbor liquid natural gas (“LNG”)  fueling stations and ships in Hubei, PRC.

On October 27, 2009, the Company formed XEC as a wholly owned limited liability company, with authorized capital of $5,000,000 in Hong Kong.  XEC was established for the purpose of importing LNG into the PRC.

On October 27, 2009, the Company through its VIE, XXNGC, formed Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd.  (the “JV”) as a joint venture with China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (“CNPC Kunlun”), with registered capital of $7,335,000 in Henan Province, PRC. The JV was established to build and CNG compressor stations and fueling stations, sell CNG, provide vehicle conversion services from gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles and provide technical advisory work services in Henan, PRC. CNPC Kunlun holds 51% ownership of the JV and XXNGC holds 49% ownership.

On September 8, 2009, SXNGE, the Company’s wholly owned foreign entity, increased its registered capital by $26,000,000 from $53,929,260 to $79,929,260. The Company contributed $10,000,000 and $16,000,000 in registered capital to SXNGE on September 29, 2009 and January 13, 2010, respectively.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, warrants liability and useful lives of property and equipment. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its 100% VIE, XXNGC, and XXNGC’s wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entity

In accordance with Financial Accounting Standards Board’s (“FASB”) accounting standard regarding consolidation, VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. Any VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

On February 21, 2006, the Company formed SXNGE as a wholly foreign owned enterprise (“WFOE”) under the laws of the PRC. Through SXNGE, the Company entered into exclusive arrangements with XXNGC and its shareholders that give the Company the ability to substantially influence XXNGC’s daily operations and financial affairs and appoint its senior executives.  The Company is considered the primary beneficiary of XXNGC and it consolidates its accounts as a VIE. The Company’s arrangements with XXNGC consist of the following agreements:

•
Consulting Service Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE and XXNGC, SXNGE provides XXNGC exclusive consulting services with respect to XXNGC’s general business operations, human resources and research and development. In return, XXNGC pays a quarterly service fee to SXNGE, which is equal to XXNGC’s revenue for such quarter. The term of this agreement is indefinite unless SXNGE notifies XXNGC of its intention to terminate this agreement. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

•
Operating Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, SXNGE agrees to fully guarantee XXNGC’s performance of all operations-related contracts, agreements or transactions with third parties and, in return, XXNGC agrees to pledge all of its assets, including accounts receivable, to SXNGE. The XXNGC shareholders party to this operating agreement agree to, among other things, appoint as XXNGC’s directors, individuals recommended by XXNGC, and appoint SXNGE’s senior officers as XXNGC’s general manager, chief financial officer and other senior officers. The term of this agreement is indefinite unless SXNGE notifies XXNGC of its intention to terminate this agreement with 30 days prior notice. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

•
Equity Pledge Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, to secure the payment obligations of XXNGC under the consulting service agreement described above, the XXNGC shareholders party to this equity pledge agreement have pledged to SXNGE all of their equity ownership interests in XXNGC. Upon the occurrence of certain events of default specified in this agreement, SXNGE may exercise its rights and foreclose on the pledged equity interest. Under this agreement, the pledgors may not transfer the pledged equity interest without SXNGE’s prior written consent. This agreement will also be binding upon successors of the pledgor and transferees of the pledged equity interest. The term of the pledge is two years after the obligations under the Consulting Service Agreement have been fulfilled. This agreement is retroactive to March 8, 2006.

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

•
Addendum to the Option Agreement, dated August 8, 2008. Under this addendum to the option agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders irrevocably granted to SXNGE an option to purchase the XXNGC shareholders’ additional equity interests in XXNGC (the “Additional Equity Interest”) in connection with any increase in XXNGC’s registered capital subsequent to the execution of the option agreement described above, at $1.00 or the lowest price permissible under applicable law at the time that SXNGE exercises the option to purchase the Additional Equity Interest. The option agreement can be terminated by SXNGE by notifying XXNGC of its intention to terminate this agreement with 30 days prior notice. This addendum is retroactive to June 30, 2008.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of XXNGC and the Company’s and XXNGC’s PRC subsidiaries, and, therefore, the functional currency of the Company, is the RMB. The results of operations and financial position of XXNGC and the Company’s and XXNGC’s PRC subsidiaries are translated to U.S. dollars using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. As a result, translation adjustment amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts, with the exception of equity, were translated at the December 31, 2010 exchange rate of RMB 6.59 to $1.00 as compared to RMB 6.82 to $1.00 at December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2010, 2009 and 2008 were 6.76, 6.82 RMB and 6.94 RMB to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of December 31, 2010 and 2009, the Company had total deposits of $9,106,073 and $47,459,560, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses to date as a result of this policy.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.  The Company estimates an allowance for potential credit losses on accounts receivable. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $15,177 and $163,280 as of December 31, 2010 and 2009, respectively.

Other Receivable

Other receivable mainly include security deposit paid to government or landlord for certain contracts in our normal course of business.  The security deposit will be refunded to the Company after the contract is completed.

Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units. As of December 31, 2010 and 2009, the Company had employee advances in the amount of $302,532 and $338,689, respectively.

Inventories

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis. Management compares the cost of inventories with the market value, and an allowance is made for writing down the inventories to their market value, if lower. Inventories consist of material used in the construction of pipelines and material used in repairing and modifying vehicles.  Inventory also consists of gasoline.

The following are the details of the inventories:

	December 31, 2010	December 31, 2009
Materials and supplies	$524,934	$345,611
Gasoline	290,950	496,226
	$815,884	$841,837

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its materials. The advances are interest-free and unsecured.

Prepaid expense and other current assets

Prepaid expenses and other current assets include the incoming value-added-tax, generated by purchasing of production facilities in the Jingbian LNG factory and prepaid rent for the land and premises. The incoming value-added-tax generated by purchasing of production facilities will grant the Company tax credits after the LNG factory becomes operational. The rent is recognized as a deferred expense and is amortized during the renting periods.

Loan Receivable

Loan receivable consists of the following:

	December 31, 2010	December 31, 2009
Shanxi Tuojin Mining Company, due on November 30, 2009, extended to November 30, 2010, annual interest at 5.84%(1)	-	$293,400
Total	-	$293,400

(1)	Shanxi Tuojin Mining Company paid off this loan on March 11, 2010.

Investments in Unconsolidated Joint Ventures

Investee companies that are not required to be consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, the Company’s share of the earnings or losses of the investee company is reflected in the caption ”other income (expense), net” in the consolidated statements of income and other comprehensive income. The Company’s carrying value in an equity method investee company is its cost increased or decreased by its share of earnings or losses of the investee.

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

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,517,000 and $1,467,000 at December 31, 2010 and December 31, 2009, respectively. The JV has not had any operations to date.

The financial position of the JV as of December 31, 2010 is summarized below:

	December 31, 2010	December 31, 2009
Current assets	$3,095,918	$2,993,878
Noncurrent assets	-	-
Total assets	$3,095,918	$2,993,878
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$3,095,918	$2,993,878
Total liabilities and equity	$3,095,918	$2,993,878

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	December 31, 2010	December 31, 2009
Office equipment	$580,688	$439,055
Operating equipment	71,163,466	61,350,503
Vehicles	3,308,624	2,486,614
Buildings and improvements	27,861,655	21,414,553
Total property and equipment	102,914,433	85,690,725
Less accumulated depreciation	(20,145,262)	(12,977,713)
Property and equipment, net	$82,769,171	$72,713,012

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $6,591,008, $5,565,608 and $3,473,429, respectively.

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for CNG fueling stations and LNG projects, a natural gas infrastructure project in the Xi’an International Port District and other projects, including technology licensing fees, equipment purchases, land use rights requisition cost, capitalized interest and other construction fees. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

As of December 31, 2010 and December 31, 2009, the Company had construction in progress in the amount of $116,569,871 and $52,918,236, respectively. Interest cost capitalized into construction in progress for the years ended December 31, 2010, 2009 and 2008 amounted to $6,492,529, $4,597,544 and $$1,932,931, respectively.

Construction in progress at December 31, 2010 and 2009 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of December 31, 2010, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 13 to the consolidated financial statements.

Project Description	Location	December 31, 2010		Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$65,309,335	(1)	December 2006	June 2011(2)	$1,760,278	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	35,860,914	(4)	December 2006	December 2015	206,840,695	(5)
Sa Pu Mother Station	Henan Province, PRC	925,328		July 2008	June 2011	6,300,000
International port(6)	International Port District, Xi’an, PRC	5,440,515		May 2009	December 2020	299,400,000
Other projects	PRC	9,033,779		Various	Various	9,447,266

		$116,569,871				$523,748,239

Project Description	Location	December 31, 2009	Commencement Date	Expected completion date	Estimated additional cost to complete
Jingbian LNG	Jingbian County, Shaanxi Province, PRC	$44,411,503	December 2006	June 2010	$11,150,000
Sa Pu mother station	Henan Province, PRC	814,822	July 2008	June 2011	6,300,000
Zijing Energy mother station	Sanyuan County, Shaanxi Province, PRC	4,213,074	September 2008	March 2010	513,450
Xi'an Cangsheng mother station	Xi’an, Shaanxi Province, PRC	1,891,584	September 2008	May 2011	3,227,400
Other CIP projects	PRC	1,587,253	Various	Various	450,000

		$52,918,236			$21,640,850

(1)	Includes $57,844,070 of construction cost and $7,465,265 of capitalized interest for phase I of the LNG Project.

(2)	The Company has completed the trial run in December 2010. Currently we are in the production preparation period.

(3)
Includes $717,602of construction cost and $1,042,676 of capitalized interest that the Company currently expects to expend to complete test runs and make installment payments to contractors. The total expected cost of $67.07 million exceeds the amount originally anticipated by the Company. The increased costs to build a LNG processing capacity of 500,000 cubic meters are attributable to unforeseen cost overruns and escalations, including increases in material and labor costs incurred to reinforce pilings based upon modified engineering analyses, as well as rising land use rights prices, which the Company believes resulted from recent energy resource exploration activities in nearby areas. Phase I construction has also experienced delays due to changes in government policies with respect to tariff exemptions for core equipment imported by the Company and related additional document requirements of the customs agency of Shaanxi Province, and increased international shipment times for ordered equipment due to the modification by international shipping companies of traditional shipment routes to avoid pirates along the Coast of Somalia.

(4)	Includes $31,761,788 of construction cost and $4,099,126 of capitalized interest for phase II and phase III of the LNG project.

(5)
This amount reflects management’s current estimate that an investment in phases II and III through December 15, 2015, including an estimated $186.8 million of construction cost and $20 million of capitalized interest, may be able to finance the construction of a facility capable of processing 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters per year.

(6)
Xi’an International Port District Committee, a local government agency in the PRC, has appointed XXNGC pursuant to a conditional non-binding agreement to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for constructing, and all costs related to the construction of, a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost to complete the project of $299,400,000 is based upon a third-party feasibility study and management’s current estimates. The Company is currently the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company determines not to proceed further with this project, it expects to be able to obtain a refund from subcontractors of the $5,440,515 invested as of December 31, 2010 or transfer the construction-in-progress assets.

Goodwill

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if indicators of impairment exist. The Company uses a two-step goodwill impairment test to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill is included in other assets on the consolidated balance sheet.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2010, there were no significant impairments of its long-lived assets.

Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and provide disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

The FASB accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified to stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This FASB accounting standard also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception.

As a result of adopting this FASB accounting standard, 383,654 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in U.S. dollars, a currency other than the Company’s functional currency, the RMB. As a result, the warrants are not considered indexed to the Company’s own stock and, as such, all future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants had been treated as a derivative liability since their issuance in October 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $5,844,239 to beginning retained earnings at the beginning of the period and $1,014,308 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $252,066 and $2,045,638 as of December 31, 2010 and 2009, respectively. The Company recognized a gain of $1,793,572 and a loss of $1,031,330 for the years ended December 31, 2010 and 2009, respectively, to reflect the change in fair value of the warrants.

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions:

	December 31, 2010	December 31, 2009	December 31, 2008
Annual dividend yield	-	–	-
Expected life (years)	1.59	2.82	3.82
Risk-free interest rate	0.48%	1.49%	1.13%
Expected volatility	84%	90%	90%

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes that this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on United States Treasury securities with a term equal to the remaining term of the warrants.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010.

	Carrying Value at	Fair Value Measurement at
	December	December 31, 2010
	31, 2010	Level 1	Level 2	Level 3
Senior notes	30,615,669	-	-	30,615,669
Redeemable liability – warrants	17,500,000	-	-	17,500,000
Derivative liability – warrants	252,066	-	252,066	-
Total liability measured at fair value	$48,367,735	$-	$252,066	$48,115,669

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value.

The following is a reconciliation of the beginning and ending balance of warrants and liability measured at fair value on a recurring basis using significant observable inputs (Level 2) as of December 31, 2010:

Beginning balance	$2,045,638
Change in fair value	(1,793,572)
Ending balance	$252,066

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

Stock-Based Compensations

The Company records and reports stock-based compensation based on a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at December 31, 2010 and 2009, there were no significant book to tax differences except for warrants liability and stock based compensation. There was no difference between book depreciation and tax depreciation as the Company uses the same depreciation method for both book depreciation and tax depreciation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010, 2009 and 2008.

Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

A reconciliation of tax at the U.S. federal statutory rate to the effective tax rate for income tax recorded in the financial statements is as follows:

	For the years ended December 31
	2010	2009	2008
US federal statutory tax rate	34%	34%	34%
Foreign tax rate difference	(9)%	(9)%	(9)%
Effect of favorable tax rate	(9)%	(9)%	(9)%
Other item (1)	2%	3%	3%
Effective tax rate	18%	19%	19%

(1)
The 2%, 3% and 3% represents $1,525,674, $3,444,173 and $3,661,932 in expenses incurred by the Company that are not deductible in the PRC for the years ended December 31, 2010, 2009 and 2008, respectively.

The estimated tax savings for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $2,095,808, $2,410,928 and $2,195,871, respectively. The net effect on earnings per share, had the U.S. federal income tax been applied, would be a decrease in basic earnings per share for the years ended December 31, 2010, 2009 and 2008, from $0.81 to $0.71, $1.13 to $0.99 and $1.04 to $0.86, respectively. The net effect on earnings per share, had the U.S. federal income tax been applied, would be a decrease in diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, from $0.80 to $0.71, $1.12 to $0.98, and $1.04 to $0.86, respectively.

The Company is incorporated in the United States and has incurred a net operating loss for U.S. income tax purpose for the period ended December 31, 2010.  The estimated net operating loss carry-forwards for U.S. income tax purposes amounted to $4,934,195and $2,699,276 as of December 31, 2010 and 2009, respectively, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized, beginning in 2027 through 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2010 and 2009. Management reviews this valuation allowance periodically and makes adjustments as warranted. The change in the valuation allowances were as follow:

	For the years ended December 31,
Valuation allowance	2010	2009	2008
Balance, beginning of period	$917,754	$563,541	$322,614
Increase (decrease)	(157,882)	354,213	240,927
Balance, end of period	$759,872	$917,754	$563,541

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $45,697,066 as of December 31, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Local PRC Income Tax

The Company’s PRC subsidiary, XXNGC and XXNGC’s subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. However, under PRC income tax regulation, any company deemed to be engaged in the natural gas industry under such regulation enjoys a favorable income tax rate. Thus, XXNGC’s income is subject to a reduced tax rate of 15%. The Company’s PRC subsidiary and all of XXNGC’s subsidiaries are not deemed to be engaged in the natural gas industry under PRC income tax regulation and, accordingly, are subject to a 25% income tax rate.

Value-Added Tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). The products of the Company’s VIE, XXNGC, and two of XXNGC’s subsidiaries, Lingbao Yuxi Natural Gas Co., Ltd. (“Lingbao Yuxi”) and Makou, that are sold in the PRC are subject to a PRC VAT at a rate of 13% of the gross sales price. This VAT may be offset by VAT paid by XXNGC or its subsidiaries, as applicable, on raw materials and other materials included in the cost of producing their finished product. XXNGC recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

All revenues from SXABC are subject to a PRC VAT at a rate of 6%. This VAT cannot offset with VAT paid for materials included in the cost of revenues.

Taxes Payable

Taxes payable at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Value-added tax payable	$1,207,453	$740,772
Business tax payable	252	1,540
Income tax payable	1,084,338	1,127,961
Urban maintenance tax payable	45,492	27,442
Withholding tax payable	4,813	3,862
Other tax payable	35,417
Total tax payable	$2,377,765	$1,901,577

Basic and Diluted Earnings Per Share

Basic net earnings per share are based upon the weighted average number of common shares outstanding. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, unless this results in anti-dilution. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

All share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which was effective on April 28, 2009.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. We reclassified $1,041,209 from general and administrative expenses to selling expenses in the consolidated statements of income and other comprehensive income for year ended December 31, 2009.

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

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts ASU 810-10, Consolidations. If an entity has previously adopted ASU 810-10 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted ASU 810-10. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) transfers in and out of Levels 1 and 2: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) activity in Level 3 fair value measurements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: (1) level of disaggregation: a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; (2) Disclosures about inputs and valuation techniques: A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation -Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

Note 3 –Business Combinations

Effective January 1, 2009, the Company adopted the accounting standard related to business combinations, which requires the acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard).

The Company’s acquisition of Makou was accounted for in accordance with this standard and the Company has allocated the purchase price of Makou based upon the fair value of the net assets acquired and liabilities assumed at the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard and, except for cash and cash equivalents, fair value was estimated using Level 3 inputs under the accounting standards related to fair value measurements. Level 3 inputs for the nonfinancial assets included a valuation report (prepared by a third-party appraisal firm) that primarily utilized a cost approach valuation technique.

In accordance with the accounting standards related to goodwill and other intangible assets, indefinite lived intangibles and goodwill are not being amortized.

The following table summarizes the net book value and the fair value of the assets acquired at the date of acquisition, which represents the purchase price allocation at the date of the acquisition of Makou. No liabilities were assumed.

	Net Book Value	Fair Value
Property, plant and equipment, net	1,241,992	1,241,992
Land use rights	1,817,567	1,817,567
Goodwill	-	598,800
Total assets	3,059,559	3,658,359
Net assets	$3,059,559	$3,658,359

The Company determined the $3.6 million fair value of the acquired assets of Makou based on an evaluation by an independent appraisal firm and the final asset evaluation by management. The excess of the purchase price of an acquired entity over the net of the amounts assigned to assets acquired is recognized as goodwill, and represents intangible values that Makou has built over its existing profitable business, which do not qualify for separate recognitions, or other factors. These values include but are not limited to:

●	expected synergies from expanding our market share in the natural gas industry;

●	the existing reputation of the current management team;

●	the experience of the work force;

●	the stable relationship with its existing suppliers;

●	the existing operating licenses of shortening our time of starting up a brand new mother station.

As a result, the $0.6 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. As of December 31, 2010, the Company did not record any impairment charge from write-downs of purchased intangible assets since the Company did not identify any trends that caused a reduction in expected future cash flows.

Note 4 – Other Assets

Other assets consisted of the following:

	December 31, 2010	December 31, 2009
Prepaid rent – natural gas stations	$2,317,270	$340,211
Goodwill	606,924	-
Prepayment for acquiring land use right	3,822,840	1,936,440
Advances on purchasing equipment and construction in progress	3,358,008	12,056,964
Refundable security deposits	2,654,379	1,264,283
Intangible assets	7,046,954	257,012
Total	$19,806,375	$15,854,910

The goodwill amount is the excess of the cost the Company paid to acquire 100% of the equity interests of Makou over the fair value of Makou’s net assets. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the year ended December 31, 2010.

All land in the PRC is government owned. However, the government grants users land use rights. As of December 31, 2010 and 2009, the Company prepaid $3,822,840 and $1,936,440, respectively, to PRC local government authorities to purchase land use rights. The Company is in the process of negotiating the final purchase price with the local government and the land use rights have not yet been granted to the Company. Therefore, the Company did not amortize the amounts prepaid for land use rights.

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

Intangible assets	Estimated useful lives
Land use rights	30 years

Intangible assets represent operating rights acquired during acquisition of four natural gas stations, consisting of following:

	December 31, 2010	December 31, 2009
Operating rights	$5,032,541	$-
Land use rights	2,014,413	257,012
Total	$7,046,954	$257,012

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely.  The operating rights will not be amortized until their useful life is deemed to be no longer indefinite. The Company evaluates intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.

The land use rights included in intangible assets have been granted to the Company by the government of the PRC and are being amortized over their estimated useful life of 30 years.

Note 5 –Notes Payable

The Company’s securities purchase agreement with Abax Lotus Ltd. (“Abax”) was amended on January 29, 2008 (as amended, the “Purchase Agreement”). Under the Purchase Agreement, on January 29, 2008, the Company sold to Abax $20,000,000 in principal amount of its 5.0% Guaranteed Senior Notes due January 30, 2014 (the “Senior Notes”) and warrants to purchase 1,450,000 shares of its common stock (the “Abax Warrants”) and, on March 3, 2008, the Company issued to Abax an additional $20,000,000 in principal amount of Senior Notes.

In connection with the Purchase Agreement, on January 29, 2008, the Company also entered into the following:

•	indenture with DB Trustees (Hong Kong) Limited, as trustee (the “Trustee”), pursuant to which the Senior Notes were issued (the “Indenture”);

•	warrant agreement with Deutsche Bank AG, Hong Kong Branch, as warrant agent, pursuant to which the Abax Warrants were issued;

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

•	information rights agreement with Abax, pursuant to which Abax has the right to receive certain information regarding the Company;

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

On the dates set forth in the table below, the Company will be required to make repayments of the corresponding percentage of the principal amount (or such lesser principal amount as shall be outstanding then) in respect of the aggregate outstanding principal amount of the Senior Notes as of July 30, 2011:

Date	Repayment Percentage
July 30, 2011	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%
January 30, 2014	25.0000%

Notes payable at December 31, 2010 consists of the following:

Notes payable	$40,000,000
Less discount	(9,384,331)
30,615,669
Less current portion	(2,551,306)
$28,064,363

The Company has the option to redeem all, but not less than all, of the Senior Notes at the redemption prices set forth below (in each case expressed as a percentage of the outstanding unpaid principal amount), plus accrued and unpaid interest, if redeemed during the twelve-month period commencing on January 29 of the years set forth below:

Year	Principal
2011	41,600,000
2012	40,800,000
2013 and thereafter	40,000,000

Upon the occurrence of certain events defined in the indenture, the Company must offer the holders of the Senior Notes the right to require the Company to purchase the Senior Notes in an amount equal to 105% of the aggregate principal amount purchased plus accrued and unpaid interest on the Senior Notes purchased.

The Company had the option to redeem $42,400,000 and $43,200,000 of the Senior Notes in 2010 and 2009, respectively, but has not made any payments of principal or interest on the Senior Notes, except as described below.

The terms of the Indenture obligated the Company to complete a qualifying listing, as defined therein, by January 29, 2009. As the Company did not complete a qualifying listing by such date, the Company was obligated to pay to Abax an additional interest at the rate of 3.0% per annum, calculated from and including January 29, 2009 to the date of its qualifying listing. However, Abax caused the Trustee to waive the Company’s obligation to pay such additional interest in February 2009. The waiver extended the deadline for a qualifying listing to May 4, 2009, but provided that if a qualifying listing were not completed by such date, additional interest of 3.0% per annum would be payable from January 29, 2009 to the date of the Company’s qualifying listing. The Company completed its NASDAQ listing, which constituted a qualifying listing, on June 1, 2009, after the extended deadline of May 4, 2009. Therefore, under the terms of the initial waiver, the Company was required to pay additional interest at a rate of 3.0% per annum for the period from January 29, 2009 to June 1, 2009, or $406,667. However, in August 2009, the Company reached an agreement with Abax whereby the Company agreed to pay Abax $113,214, which reflected additional interest at the rate of 3.0% per annum for the period from April 30, 2009 to May 31, 2009, and $50,000, which reflected out-of-pocket expenses incurred by Abax in connection with a financing transaction proposed in 2008, but never consummated.

The indenture limits the Company’s ability to incur debt and liens, make dividend payments and stock repurchases, make investments, reinvest proceeds from asset sales and enter into transactions with affiliates, among other things. The indenture also requires the Company to maintain certain financial ratios.

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. For the years ended December 31, 2010, 2009 and 2008, the Company amortized $0, $63,940, and $227,989, respectively, of the aforesaid issuance costs, net of capitalized interest.

The Abax Warrants are presently exercisable and have an exercise price of $7.3652 per share, although Abax has not exercised any of the Abax Warrants.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date, January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the years ended December 31, 2010, 2009 and 2008, the Company amortized $3,323,382, $2,770,682 and $2,021,605, respectively, of the aforesaid discounts, of which $3,323,382, $2,490,432 and $1,016,928, respectively, were capitalized into construction in progress.

 Note 6 – Long-term Loan

The Company’s long-term debt as of December 31, 2010 consists of:

December 31, 2010
A loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014. With interest at 5.76% for the first year and subject to adjustment after the second year.	$18,204,000

The loan was secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $12,150,759 as of December 31, 2010. Interest expense for the year ended December 31 2010 was $760,199, all of which was capitalized into construction in progress. XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. As the People’s Bank of China adjusted the standard interest rate two times on October and December, 2010 , beginning January 1, 2011 the interest rate of these loans is 6.22%. The Company is required to make mandatory repayments on the long term loan as follows:

	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$4,551,000
March 5, 2013	25%	4,551,000
March 5, 2014	25%	4,551,000
December 5, 2014	25%	4,551,000
		$18,204,000

Note 7 – Warrants

The following is a summary of the warrant activity:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	544,242	544,242	$13.10	$376,977
Granted	1,450,000		14.74	-
Forfeited	-		-	-
Exercised	-		-	-
Outstanding, December 31, 2008	1,994,242	544,242	$14.28	$-
Granted	-		-	-
Forfeited	(160,588)	(160,588)	7.20	-
Exercised	-		-	-
Outstanding, December 31, 2009	1,833,654	383,654	$8.93	$4,008,434
Granted	-		-	-
Forfeited	-		-	-
Exercised	-		-	-
Outstanding, December 31, 2010	1,833,654	383,654	8.93	-

The following is a summary of the status of warrants outstanding and exercisable as of December 31, 2010:

Warrants Outstanding
Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	4.08
14.86	383,654	1.59
$8.93	1,833,654	3.56

Warrants Exercisable

Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	1.59

Note 8 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with Chinese law and regulations.  The Company contributes RMB 100 per employee per month to the plan. Starting from 2008, no minimum contribution is required but the maximum contribution cannot be more than 14% of the current salary expense. The total contribution for the above plan was $389,219, $224,949 and $112,233 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9 – Stockholders' Equity

a)	Secondary Public Offering

On September 9, 2009, the Company completed a public offering of 5,725,000 shares of its common stock at a price of $8.75 per share. The Company also granted the underwriters a 30-day option to purchase up to an additional 858,750 shares to cover over-allotments at the public offering price.

On September 21, 2009, the Company closed the sale of an additional 858,750 shares of common stock at the public offering price of $8.75 per share, following the underwriters’ exercise of the over-allotment option in full.

The net proceeds, after deducting underwriting discounts and commissions and other expenses, was approximately $54.4 million.

b) Statutory Reserve

As stipulated by the Company Law of the PRC as applicable to PRC companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	making up cumulative prior years’ losses, if any;

ii.
allocations to the “statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; and

iii.	allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

As of December 31, 2010 and 2009, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $65,408,874 and $62,649,581, respectively.

c) Stock-based Compensation

Options to pay for certain Company legal expenses

On September 22, 2007, Mr. Qinan Ji, Chairman, Chief Executive Officer and shareholder of the Company, transferred 50,000 of his personally owned options to the Company to cover certain Company legal expenses. 30% of the options vested on September 22, 2008, 30% vested on September 22, 2009 and the remaining 40% vested on September 22, 2010. Upon termination of service to the Company, the Company is required to return all unvested options. These options expire on June 1, 2012.

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on the grant date, the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 4.10%. The estimated life is based on one-half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. $66,024, $66,535 and $66,704 of compensation expense was recorded during the years ended December 31, 2010, 2009 and 2008, respectively.

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of Company common stock authorized for issuance and the Company has granted 638,000 stock options as of December 31, 2010, of which 138,000 have been exercised and 140,700 have been cancelled and are available for reissuance. Thus, there are currently 962,700 shares of Company common stock available for future issuance under the Plan and 359,300 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

The Company used the Black-Scholes Option Pricing Model to value the options at the time they were issued, based on the stock price on its grant date, the stated exercise prices and expiration dates of the instruments and using risk-free rates. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the United States Federal Reserve for periods applicable to the estimated life of the options, and the expected dividend yield was based on the current and expected dividend policy. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have sufficient historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until management it feels that it has sufficient historical experience to provide a reasonable estimate of expected terms. The estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date. Compensation expense of $1,018,303 and $158,517 was recorded during the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, stock options exercisable into 138,000 shares of common stock have been exercised, resulting in $676,200 of proceeds.

As of December 31, 2010, $1,448,075 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 2.25 years.

The following is a summary of the stock option activity during all years presented:

	Options Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	-	-	$-	$-
Granted	-		-	-
Forfeited	-		-	-
Exercised	-		-	-
Outstanding, December 31, 2008	-	-	$-	$-
Granted	318,850		4.90	-
Forfeited	(75,000)		4.90	-
Exercised	-		-	-
Outstanding, December 31, 2009	243,850	-	$4.90	$-
Granted	380,850		-	-
Forfeited	(127,400)		-	-
Exercised	(138,000)		-	-
Outstanding, December 31, 2010	359,300	2,750	$4.90	$219,173

The following is a summary of the status of stock options outstanding and exercisable at December 31, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	359,300	4.25years	$4.90	2,750	4.25 years

Note 10 – Earnings per Share

The following is a calculation of basic and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008:

	For the years ended December 31,
	2010	2009	2008

Basic earnings per share

Net income	$17,220,372	$18,830,787	$15,190,368

Weighted shares outstanding-Basic	21,268,972	16,624,294	14,600,154

Earnings per share-Basic	$0.81	$1.13	$1.04

Diluted earnings per share

Net income	$17,220,372	$18,830,787	$15,190,368

Weighted shares outstanding -Basic	21,268,972	16,624,294	14,600,154
Effect of diluted securities-Warrants	46,644	206,613	44,916
Effect of diluted securities-Options	115,251	-	-
Weighted shares outstanding-Diluted	21,430,867	16,830,907	14,645,070

Earnings per share-Diluted	$0.80	$1.12	$1.04

The Company had 1,833,654, 1,833,654 and 1,994,242 outstanding warrants at December 31, 2010, 2009 and 2008, respectively.  For the year ended December 31, 2010, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 46,644; 383,654 outstanding warrants that were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the year ended December 31, 2009, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 206,613; 383,654 outstanding warrants that were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the year ended December 31, 2008, the average stock price was greater than the exercise prices of the 160,588 warrants which resulted in additional weighted average common stock equivalents of 44,916; 1,833,654 outstanding warrants that were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The Company had 395,300 outstanding employee stock options at December 31, 2010. For the year ended December 31, 2010, the average stock price was greater than the exercise price of the options which resulted in additional weighted average common stock equivalents of 115,251.

Note 11 – Related Party Transactions

On August 31, 2010, the Company temporarily borrowed $1,347,300 from the JV for working capital purpose. The borrowing does not have an explicit term, interest or collateral pledged. The Company repaid the borrowing in full on November 8, 2010.

Note 12 –Concentrations

Concentration of natural gas vendors:
	For the years ended December 31,
	2010	2009	2008

Numbers of natural gas vendors	4	4	4

Percentage of total natural gas purchases	86%	98%	98%

As of December 31, 2010 and 2009, the Company had $159,513 and $82,146 payable to its major suppliers.

The Company maintains long-term natural gas purchase agreements with one of our vendors, Huojia Hualong Petrochemical Co., Ltd., as of December 31, 2010. There are no minimum purchase requirements by the Company.  Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in continuing to renew the supply contracts with these vendors going forward.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 13 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most lease agreements.  The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, NY.  The minimum future payment for leasing land use rights and offices is as follows:

Year ending December 31, 2011	$2,012,740
Year ending December 31, 2012	2,035,048
Year ending December 31, 2013	1,874,914
Year ending December 31, 2014	2,237,697
Year ending December 31, 2015	1,961,313
Thereafter	32,688,037
Total	$42,809,749

For the years ended December 31, 2010, 2009 and 2008, the land use right and office lease expenses were $2,083,039, $1,623,127 and $1,127,558, respectively.

Property and Equipment Purchase Commitments

The Company has purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.  The Company has future commitments as followings:

Year ending December 31, 2011	11,178,038
Thereafter	-
Total	$11,178,038

Natural Gas Purchase Commitments

The Company has existing long-term natural gas purchase agreements with its major suppliers. However, none of those agreements stipulate any specific purchase amount or quota each year, thus giving the Company sufficient flexibility to constantly look for lower-cost sources of supply. Therefore, the Company is not legally bound in purchase commitments by those agreements.

Legal Proceedings

a)
The Company and certain of its officers and directors have been named as defendants in a putative class action lawsuit alleging violations of the federal securities laws.　That action, captioned Vandevelde v. China Natural Gas, Inc., et al., C.A. No. 10-728, was filed on August 26, 2010 in the United States District Court for the District of Delaware.　The plaintiff in Vandevelde asserts that the Company, Qinan Ji, Zhiqiang Wang, Donald Yang, David She, Carl Yeung and Lawrence Leighton violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, when it failed to disclose and properly account for the Loan in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The complaint alleges that the Pledge to secure the Loan violated the Indenture for the Senior Notes and the warrant agreement relating to the warrants issued to Abax, giving the holder of those notes and warrants the right to declare a default under the Indenture. The complaint further alleges that, on August 20, 2010, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to disclose the Loan and restate its financial statements in light of the note and warrant holder’s right to declare a default under the Indenture, and that the announcement of this news caused the price of our stock to drop by twenty percent. The plaintiff seeks damages in an unspecified amount to recover the losses purportedly suffered by the putative class as a result of that decline. The complaint also asserts claims against the individual defendants as controlling persons of the Company for violations of Section 20(a) of the Securities Exchange Act of 1934.

A second action, captioned Baranowski v. China Natural Gas, Inc., et al., Case No. 10-6572, was filed on September 3, 2010 in the United States District Court for the Southern District of New York. The plaintiff in that action, which was based on the same claims as those asserted by the plaintiff in Vandevelde and on substantially similar allegations, voluntarily dismissed the action without prejudice on November 23, 2010.

Two putative class members in the Vandevelde action have moved for appointment as lead plaintiff. After the Court decides those motions, the putative class member who is appointed lead plaintiff will have an opportunity to file an amended complaint. The defendants will not be required to answer or otherwise respond to the complaint until after the lead plaintiff either decides to proceed on the basis of the original complaint or files an amended complaint.

The Company intends to defend this case vigorously. The Company currently cannot estimate the outcome of this litigation as of the date of this report.

b)
A former member of the board of directors filed a lawsuit on June 16, 2008 against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things, to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement. After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint. The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company. The current board of directors has complied with the court's decision by tendering an option agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal. Regardless of the outcome of the appeal, the Company believes that any liability it might incur will not have a material adverse effect on its financial condition or our results of operations.

Note 14 – Quarterly Financial Information

For the years ended December 31, 2010, 2009, and 2008, unaudited quarterly financial data information is as follows:

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$19,366,823	$21,135,599	$22,326,474	$27,124,727	$89,953,623
Gross profit	9,094,968	9,615,532	9,389,195	11,313,769	39,413,464
Net income	3,995,270	4,560,503	3,584,842	5,079,757	17,220,372
Basic EPS	0.19	0.21	0.17	0.24	0.81
Diluted EPS	0.19	0.21	0.17	0.23	0.80

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$18,527,666	$20,742,520	$20,125,184	$21,670,748	$81,066,118
Gross profit	9,633,652	10,278,190	9,717,692	10,531,545	40,161,079
Net income	4,201,623	3,862,756	4,647,519	6,118,889	18,830,787
Basic EPS	0.29	0.26	0.29	0.29	1.13
Diluted EPS	0.29	0.26	0.29	0.28	1.12

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$14,025,674	$16,890,486	$18,401,200	$18,403,299	$67,720,659
Gross profit	6,088,476	7,665,763	9,492,367	9,492,416	32,739,022
Net income	2,808,571	3,512,892	5,136,590	3,732,315	15,190,368
Basic EPS	0.20	0.24	0.35	0.25	1.04
Diluted EPS	0.20	0.24	0.35	0.25	1.04