Form 10-Q
period 2011-03-31
China Natural Gas, Inc.
filed 2011-05-10
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number: 001-34373

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The number of shares outstanding of the registrant’s common stock as of May 6, 2011 was 21,458,654.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,931,164	$10,046,249
Accounts receivable, net	2,168,391	1,821,595
Other receivables	174,251	188,364
Employee advances	268,480	302,532
Inventories	1,498,636	815,884
Advances to suppliers	1,661,548	8,434,995
Prepaid expense and other current assets	4,903,344	4,249,353
Total current assets	19,605,814	25,858,972

Investment in unconsolidated joint ventures	1,527,000	1,517,000
Property and equipment, net	81,602,494	82,769,171
Construction in progress	131,059,823	116,569,871
Deferred financing cost, net	824,708	927,166
Other assets	20,097,164	19,806,375
TOTAL ASSETS	$254,717,003	$247,448,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current maturities	$2,627,436	$2,551,306
Long-term debt - current portion	4,581,000	-
Accounts payable and accrued liabilities	5,364,458	5,428,669
Other payable - related party	763,500	-
Short-term borrowing - related party	1,320,000	-
Unearned revenue	1,820,699	2,376,563
Accrued interest	504,675	646,528
Taxes payable	3,311,750	2,377,765
Total current liabilities	20,293,518	13,380,831

LONG TERM LIABILITIES:
Notes payable, net of current portion	28,901,921	28,064,363
Long-term debt	13,743,000	18,204,000
Derivative liabilities – warrants	17,635,886	17,752,066
Total long-term liabilities	60,280,807	64,020,429
Total liabilities	80,574,325	77,401,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share,45,000,000 authorized, 21,321,904 issued and outstanding at March 31,2011 and December 31,2010	2,132	2,132
Additional paid-in capital	81,772,659	81,611,763
Accumulative other comprehensive gain	17,115,801	15,667,145
Statutory reserves	8,306,002	7,918,634
Retained earnings	66,946,084	64,847,621
Total stockholders' equity	174,142,678	170,047,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$254,717,003	$247,448,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenue
Natural gas	$20,347,829	$15,483,629
Gasoline	1,307,174	1,468,816
Installation and other	2,453,105	2,414,378
	24,108,108	19,366,823

Cost of revenue
Natural gas	12,099,451	7,864,654
Gasoline	1,224,724	1,367,278
Installation and other	1,063,632	1,039,923
	14,387,807	10,271,855

Gross profit	9,720,301	9,094,968

Operating expenses
Selling	3,579,921	2,891,790
General and administrative	2,910,971	1,817,656
	6,490,892	4,709,446

Income from operations	3,229,409	4,385,522

Other income (expense)
Interest income	6,649	89,366
Interest expense	(4,668)	-
Other income	96,956	46,569
Change in fair value of warrants	116,180	393,068
Foreign currency exchange loss	(3,042)	(8,110)
	212,075	520,893

Income before income tax	3,441,484	4,906,415

Provision for income tax	955,653	911,145

Net income	2,485,831	3,995,270

Other comprehensive income
Foreign currency translation gain	1,448,655	(38,854)
Comprehensive income	$3,934,486	$3,956,416

Weighted average shares outstanding
Basic	21,321,904	21,183,904
Diluted	21,358,755	21,595,038

Earnings per share
Basic	$0.12	$0.19
Diluted	$0.12	$0.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,485,831	$3,995,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,821,365	1,472,595
Provision for doubtful accounts	264,367	32,847
Stock-based compensation	160,897	74,847
Change in fair value of warrants	(116,180)	(393,068)
Change in assets and liabilities:
Accounts receivable	(598,060)	(257,812)
Other receivables	15,304	-
Employee advances	35,837	148,593
Inventories	(464,199)	(32,830)
Advances to suppliers	(673,722)	(705,460)
Prepaid expense and other current assets	(580,447)	(167,213)
Accounts payable and accrued liabilities	(97,201)	(106,711)
Unearned revenue	(569,659)	386,032
Accrued interest	(141,855)	(585,543)
Taxes payable	915,305	986,599
Net cash provided by operating activities	2,457,583	4,848,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(105,124)	(253,844)
Loan receivable	-	(14,259,140)
Proceeds from loan receivable	-	293,300
Additions to construction in progress	(4,845,643)	(7,425,192)
Prepayment on long-term assets	(687,313)	(1,047,327)
Return of acquisition deposit	-	(124,653)
Payment for intangible assets	(71,138)	-
Payment for land use rights	-	4,722
Net cash used in investing activities	(5,709,218)	(22,812,134)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from short-term debt and other payable, related parties	2,081,000	-
Proceeds from long-term debt	-	13,198,500
Increase in restricted cash	-	(13,198,500)
Net cash provided by financing activities	2,081,000	-

Effect of exchange rate changes on cash and cash equivalents	55,550	(41,415)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,115,085)	(18,005,403)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,046,249	48,177,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,931,164	$30,172,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest	$1,406,911	$1,085,543
Income taxes paid	$-	$-

Non-cash transactions for investing and financing activities:
Construction materials transferred to Construction in progress	$4,960,793	$-
Construction in progress transferred to property and equipment	$-	$4,106,200
Advances to suppliers transferred to construction in progress	$7,480,412	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$1,016,146	$863,662
Other assets transferred to construction in progress	$545,354	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the ”Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 and the condensed consolidated statements of income and comprehensive income, and cash flows for the three months ended March 31, 2011 and 2010 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE.  Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“XXABC”), Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd (“JV”) and Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements include all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011(the "2010 Annual Report").

Use of Estimates and assumptions

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, warrants liability and useful lives of property and equipment. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its 100% VIE, XXNGC, and XXNGC’s wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entity

In accordance with accounting standard regarding consolidations, VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. Any VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of XXNGC and the Company’s and XXNGC’s PRC subsidiaries, and therefore the functional currency of the Company, is the RMB. The results of operations and financial position of XXNGC and the Company’s and XXNGC’s PRC subsidiaries are translated to U.S. dollars using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

The balance sheet amounts, with the exception of equity, were translated at the March 31, 2011 exchange rate of RMB 6.55 to $1.00 as compared to RMB 6.82 to $1.00 at March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2011 and 2010 were RMB 6.57 and RMB 6.82 to $1.00, respectively.

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

Management considers accounts past due after three months. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $280,512 and $15,177 as of March 31, 2011 and December 31, 2010, respectively.

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

The following are the details of the inventories:

	March 31, 2011	December 31, 2010
Materials and supplies	$1,079,701	$524,934
Finished goods	418,935	290,950
	$1,498,636	$815,884

Investments in Unconsolidated Joint Ventures

Investee companies that are not required to be consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, the Company’s share of the earnings or losses of the investee company is reflected in the caption ”other income (expense),” in the consolidated statements of income and comprehensive income.

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,527,000 and $1,517,000 at March 31, 2011 and December 31, 2010, respectively. The JV has not had any operations to date.

The financial position of the JV is summarized below:

	March 31, 2011	December 31, 2010
Current assets	$3,116,327	$3,095,918
Total assets	$3,116,327	$3,095,918
Equity	$3,116,327	$3,095,918
Total liabilities and equity	$3,116,327	$3,095,918

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

	March 31, 2011	December 31, 2010

Office equipment	$616,999	$580,688
Operating equipment	71,674,140	71,163,466
Vehicles	3,361,853	3,308,624
Buildings and improvements	28,045,318	27,861,655
Property and equipment	103,698,310	102,914,433
Less accumulated depreciation	(22,095,816)	(20,145,262)
Property and equipment, net	$81,602,494	$82,769,171

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,811,805 and $1,470,826, respectively.

Construction in Progress

Construction in progress consists of the cost of constructing property and equipment for compressed natural gas (“CNG”) fueling stations and liquefied natural gas (“LNG”) projects, a natural gas infrastructure project in the Xi’an International Port District and other projects, including technology licensing fees, equipment purchases, land use rights requisition cost, capitalized interest and other construction fees. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

As of March 31, 2011 and December 31, 2010, the Company had construction in progress in the amount of $131,059,823 and $116,569,871, respectively. Interest cost (amortization of discount on notes payable and issuance costs) capitalized into construction in progress for the three months ended March 31, 2011 and 2010 amounted to $1,016,146 and $863,662, respectively.

Construction in progress at March 31, 2011 and December 31, 2010 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of March 31, 2011, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 12 to these condensed consolidated financial statements.

Project Description	Location	March 31, 2011		Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$66,821,211	(1)	December 2006	June 2011(2)	$1,750,743	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	38,024,647	(4)	December 2006	December 2015	204,676,962	(5)
Sa Pu Mother Station	Henan Province, PRC	945,686		July 2008	Various	6,300,000
International Port(6)	International Port District, Xi’an, PRC	5,476,379		May 2009	December 2020	299,400,000
Other projects	PRC	19,791,900		Various	Various	9,,981,235
		$131,059,823				$522,108,940

Project Description	Location	December 31, 2010	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$65,309,335	December 2006	June 2011	$1,760,278
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	35,860,914	December 2006	December 2015	206,840,695
Sa Pu Mother Station	Henan Province, PRC	925,328	July 2008	June 2011	6,300,000
International port)	International Port District, Xi’an, PRC	5,440,515	May 2009	December 2020	299,400,000
Other projects	PRC	9,033,779	Various	Various	9,447,266
		$116,569,871			$523,748,239

(1)	Includes $58,226,510 of construction cost and $8,594,701 of capitalized interest for Phase I of the LNG Project.
(2)	The Company has completed the trial run in December 2010. Currently, we are in the production preparation period.

(3)
Includes $814,319 of construction cost and $936,423 of capitalized interest that the Company currently expects to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.57 million exceeds the amount originally anticipated by the Company. The increased costs to build a LNG processing capacity of 500,000 cubic meters are attributable to unforeseen cost overruns and escalations, including increases in material and labor costs incurred to reinforce pilings based upon modified engineering analyses, as well as rising land use rights prices, which the Company believes resulted from recent energy resource exploration activities in nearby areas. Phase I construction has also experienced delays due to changes in government policies with respect to tariff exemptions for core equipment imported by the Company and related additional document requirements of the customs agency of Shaanxi Province, and increased international shipment times for ordered equipment due to the modification by international shipping companies of traditional shipment routes to avoid pirates along the Coast of Somalia.

(4)	Includes $33,133,828 of construction cost and $4,890,820 of capitalized interest for Phases II and III of the LNG project.

(5)
This amount reflects management’s current estimate that an investment in Phases II and III through December 31, 2015, including an estimated $186.8 million of construction cost and $20 million of capitalized interest, may be able to finance the construction of a facility capable of processing 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters per year.

(6)
Xi’an International Port District Committee, a local government agency in the PRC, has appointed XXNGC pursuant to a conditional non-binding agreement to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for constructing, and all costs related to the construction of, a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost to complete the project of $299,400,000 is based upon a third-party feasibility study and management’s current estimates. The Company is currently the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company determines not to proceed further with this project, it expects to be able to obtain a refund from subcontractors of the $5,476,379 invested as of March 31, 2011 or transfer the construction-in-progress assets.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2011, there were no significant impairments to its long-lived assets.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and provide disclosure requirements for fair value measures. The carrying amounts reported in the condensed consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

The accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified to stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This FASB accounting standard also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception.

As a result of adopting this accounting standard, 383,654 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in U.S. dollars, a currency other than the Company’s functional currency, the RMB. As a result, the warrants are not considered indexed to the Company’s own stock and, as such, all future changes in the fair value of these warrants will be recognized in earnings until such time as the warrants are exercised or expire.

The fair value of the warrants was $135,886 and $252,066 as of March 31, 2011 and December 31, 2010, respectively. The Company recognized a gain of $116,180 and $393,068 for the three months ended March 31, 2011 and 2010, respectively, to reflect the change in fair value of the warrants.

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions:

	March 31, 2011	December 31,2010
Annual dividend yield	-	–
Expected life (years)	1.58	1.59
Risk-free interest rate	0.59%	0.48%
Expected volatility	62.46%	90%

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011.

	Carrying Value at	Fair Value Measurement at
	March	March 31, 2011
	31, 2011	Level 1	Level 2	Level 3
Senior notes	31,529,357	-	-	31,529,357
Redeemable liability – warrants	17,500,000	-	-	17,500,000
Derivative liability – warrants	135,886	-	135,886	-
	$49,165,243	$-	$135,886	$49,029,357

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value.

The following is a reconciliation of the beginning and ending balance of warrants liability measured at fair value on a recurring basis using significant observable inputs (Level 2) as of March 31, 2011:
Beginning balance	$252,066
Change in fair value	(116,180)
Ending balance	$135,886

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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at March 31, 2011 and December 31, 2010, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2011 and 2010. Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

The estimated tax savings for the three months ended March 31, 2011 and 2010 amounted to approximately $487,694 and $498,624, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.19 to $0.17, and the diluted earnings per share from $0.19 to $0.16 for the three months ended March 31, 2010. For the three months ended March 31, 2011, the basic and diluted earnings per share would decrease from $0.12 to $0.09 if the income tax had been applied.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended March 31, 2011.  The estimated net operating loss carry-forwards for United States income tax purposes amounted to $6,267,768 as of March 31, 2011, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized, beginning in 2027 through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2011. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:
Valuation allowance	For the three months ended March 31, 2011	Year ended December 31, 2010
Balance, beginning of period	$759,872	$917,754
Increase	1,371,169	(157,882)
Balance, end of period	$2,131,041	$759,872

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $48,212,872 as of March 31, 2011, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

Note 3 – Other Assets

Other Assets consisted of the following:

	March 31, 2011	December 31, 2010
Prepaid rent – natural gas stations	$2,288,583	$2,317,270
Goodwill	610,925	606,924
Prepayment for acquiring land use right	4,458,840	3,822,840
Advances on purchasing equipment and construction in progress	2,942,309	3,358,008
Refundable security deposits	2,641,319	2,654,379
Intangible assets	7,155,188	7,046,954
	$20,097,164	$19,806,375

The goodwill amount is the excess of the cost the Company paid to acquire 100% of the equity interests of Makou over the fair value of Makou’s net assets. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the three months ended March 31, 2011.

All land in the PRC is government owned. However, the government grants users land use rights. As of March 31, 2011 and December 31, 2010, the Company prepaid $4,458,840 and $3,822,840, respectively, to PRC local government authorities to purchase land use rights. The Company is in the process of negotiating the final purchase prices with the relevant local governments and the land use rights have not yet been granted to the Company. Therefore, the Company did not amortize the amounts prepaid for land use rights.

Advances on the purchase of equipment and construction in progress are monies deposited or advanced to outside vendors or subcontractors for the purchase of operating equipment or for services to be provided for construction in progress.

Refundable security deposits are monies deposited with one of the Company’s major vendors and a gas station landlord. These amounts will be returned to the Company if the other party terminates the business relationship or upon the expiration of the lease.

Intangible assets	Estimated useful lives
Land use rights	30 years

Intangible assets represent operating rights acquired during acquisition of four natural gas stations, and consist of the following:

	March 31, 2011	December 31, 2010
Operating rights	$5,065,716	$5,032,541
Land use rights	2,089,472	2,014,413
	$7,155,188	$7,046,954

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely.  The operating rights will not be amortized until their useful life is deemed to be no longer indefinite. The Company evaluates intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.

The land use rights included in intangible assets have been granted to the Company by the PRC government and are being amortized over their estimated useful life of 30 years.

Note 4 – Notes Payable

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

On the dates set forth in the table below, the Company will be required to make repayments of the corresponding percentage of the principal amount (or such lesser principal amount as shall be outstanding then) in respect of the aggregate outstanding principal amount of the Senior Notes:

Date	Repayment Percentage
July 30, 2011	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%
January 30, 2014	25.0000%

Notes payable at March 31, 2011 consists of the following:

Notes payable	$40,000,000
Less discount	(8,470,643)
31,529,357
Less current portion	(2,627,436)
$28,901,921

The Company has the option to redeem all, but not less than all, of the Senior Notes at the redemption prices set forth below (in each case expressed as a percentage of the outstanding unpaid principal amount), plus accrued and unpaid interest, if redeemed during the twelve-month period commencing on January 29 of the years set forth below:

Year	Principal
2011	$41,600,000
2012	$40,800,000
2013 and thereafter	$40,000,000

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. For the three months ended March 31, 2011 and 2010, the Company amortized $102,458 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress.

The Abax Warrants are presently exercisable and have an exercise price of $7.37 per share, although Abax has not exercised any of the Abax Warrants.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date, January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the three months ended March 31, 2011 and 2010, the Company amortized $913,688 and $761,204 of the discounts, which were capitalized into construction in progress.

 Note 5 – Long-term Loan

The Company’s long-term debt as of March 31, 2011 consists of:

A loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014. With interest at 5.76% for the first year and subject to adjustment after the second year.	$18,324,000
Less current portion	(4,581,000)
$13,743,000

The loan was secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $11,900,776 as of March 31, 2011. Interest expense for the three months ended March 31, 2011 was $282,765, all of which was capitalized into construction in progress(6.22% at March 31, 2011). XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. As the People’s Bank of China adjusted the standard interest rate two times in February and April, 2011, beginning January 1, 2012 the interest rate of these loans is 6.65%. The Company is required to make mandatory repayments on the long term loan as follows:

	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$4,581,000
March 5, 2013	25%	4,581,000
March 5, 2014	25%	4,581,000
December 5, 2014	25%	4,581,000
		$18,324,000

Note 6 – Warrants

No warrants were granted, forfeited or exercised during the three months ended March 31, 2011.

The following is a summary of warrants outstanding and exercisable as of March 31, 2011:

Warrants Outstanding and Exercisable
Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	1.58
$7.37	1,450,000	3.83

Note 7 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations.  The Company contributes RMB 100 per employee per month to the plan.  The total contribution for the above plan was $100,370 and $190,348 for the three months ended March 31, 2011 and 2010, respectively.

Note 8 – Stockholders' Equity

a) Statutory Reserve

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

As of March 31, 2011 and December 31, 2010, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $65,021,505 and $65,408,874, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of common stock of the Company authorized for issuance and the Company has granted 638,000 stock options as of March 31, 2011, of which 138,000 have been exercised and 140,700 have been cancelled and are available for reissuance. Thus, there are currently 962,700 shares of common stock of the Company available for future issuance under the Plan and 359,300 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Compensation expense of $160,897 and $52,838 was recorded during the three months ended March 31, 2011 and 2010, respectively, relating to options granted under the Plan.

As of March 31, 2011, $1,287,177 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately two years.

There were no options granted, forfeited or exercised during the three months ended March 31, 2011.

The following is a summary of the status of stock options outstanding and exercisable as of March 31, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	359,300	4years	$4.90	2,750	4years

Note 9 – Earnings per Share

The following is a calculation of basic and diluted earnings per common share:

	For the three months ended March 31,
	2011	2010

Basic earnings per share

Net income	$2,485,831	$3,995,270

Weighted shares outstanding-Basic	21,321,904	21,183,904

Earnings per share-Basic	$0.12	$0.19

Diluted earnings per share

Net income	$2,485,831	$3,995,270

Weighted shares outstanding -Basic	21,321,904	21,183,904
Effect of diluted securities-Warrants	-	411,134
Effect of diluted securities-Options	36,851	-
Weighted shares outstanding-Diluted	21,358,755	21,595,038

Earnings per share-Diluted	$0.12	$0.19

The Company had outstanding warrants of 1,833,654 as of March 31, 2011 and 2010.  For the three months ended March 31, 2010, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 411,134. 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price is greater than the average stock price during this period. For the three months ended March 31, 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price is greater than the average stock price during this period.

The Company had 359,300 outstanding employee stock options as of March 31, 2011. For the three months ended March 31, 2011, the average stock price was greater than the exercise price of the options, which resulted in additional weighted average common stock equivalents of 36,851.

Note 10 – Related Party Transactions

a)	Other payable - related party

On February 24, 2011, the Company borrowed $763,500 from the JV for working capital purposes.  This payable is due on demand with no interest rate.

b)	Short-term borrowing from related party

On February 17, 2011 and March 28, 2011, the Company borrowed a total of $1.32 million, from Mr. Hao Qu, an employee of XXNGC and a shareholder of the Company for working capital purposes. The loans are due in one year and bear interest at 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest will be paid on the due dates.

Note 11 –Concentrations

Concentration of natural gas vendors:
	For the three months ended March 31,
	2011	2010

Numbers of natural gas vendors	4	3

Percentage of total natural gas purchases	89%	88%

As of March 31, 2011 and December 31, 2010, the Company had $152,952 and $159,513, respectively,  payable to its major suppliers.

The Company maintains long-term natural gas purchase agreements with two of its vendors, Huojia Hualong Petrochemical Co., Ltd. and Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”), as of March 31, 2011.   Contracts are renewed on an annual basis. The Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

 Note 12 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements.  The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, New York, USA.  The minimum future payments for leasing land use rights and offices are as follows:

Year ending December 31, 2011	$1,287,327
Year ending December 31, 2012	2,035,048
Year ending December 31, 2013	1,874,914
Year ending December 31, 2014	2,237,697
Year ending December 31, 2015	1,961,313
Thereafter	32,688,037
Total	$42,084,336

For the three months ended March 31, 2011 and 2010, the land use right and office lease expenses were $348,788 and $430,628, respectively.

Property and Equipment Purchase Commitments

As of March 31, 2011, the Company has purchase commitments totaling $8,297,015 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

Natural Gas Purchase Commitments

The Company has existing long-term natural gas purchase agreements with its major suppliers.

There is no natural gas purchase commitment with any other suppliers except Qinshui Lanyan.The Company continues to seek lower-cost sources of supply. According to the agreement with Qinshui Lanyan, the daily volume of coal bed gas the Company should purchase from Qinshui Lanyan is approximately 200,000 cubic meters, which is favorable to the Company because the purchase price of coal bed gas from Qinshui Lanyan is usually lower that of natural gas purchased from other suppliers.

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

b)
A former member of the board of directors filed a lawsuit on June 16, 2008 against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things, to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement. After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint. The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company. The current board of directors has complied with the court's decision by tendering an option agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal. On March 16, 2010, the Supreme Court of the State of New York denied the motion for leave to appeal. We believe the case will not have any material adverse effect on our financial condition or our results of operations.

Note 13 – Subsequent Event

On April 21, 2011, 12 employees of the Company exercised options for 136,750 shares of common stock at an exercise price of $4.90. Total proceeds of $670,075 were received by the Company as a result of these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

All such forward-looking statements speak only as of the date of this Quarterly Report. The Company is under no obligation , nor does it intend to, release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are an integrated natural gas operator in The People’s Republic of China (referred to as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through our fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (XXNGC). As of March 31, 2011, our VIE operated 26 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Our VIE owns the CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the three months ended March 31, 2011, we sold 38,785,147 cubic meters of CNG through our fueling stations, compared to 40,592,457 cubic meters for the three months ended March 31, 2010. The decrease in sales is consistent with the decrease in the average sales volume per CNG fueling station. Our VIE also transports, distributes and sells piped natural gas to residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

●	enter the liquefied natural gas, or LNG, business through the construction of an LNG production facility in Jingbian County, Shaanxi Province, and LNG fueling stations in Shaanxi and Hubei Provinces;

●
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

●	continue to grow our CNG business in Shaanxi and Henan Provinces by adding new CNG fueling stations to our network, and expanding our CNG business into Hubei Province.

For additional information regarding these growth initiatives, please see “Recent Developments” below.

Current Operations

We currently operate four main business lines:

●	Distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles (38 stations in total as of March 31, 2011);

●
Installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 116,000 residential customers as of March 31, 2011, as compared to approximately 111,000 as of March 31, 2010

●
Distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (five of our VIE owned CNG fueling stations sold gasoline as of March 31, 2011, as compared to eight as of March 31,2010); and

●	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

We purchase all of the natural gas that we sell and distribute to our customers from our suppliers. We are not involved in the mining or production of natural gas. We currently sell our natural gas in two forms: (i) CNG and (ii) piped natural gas.

We had total revenues of $24,108,108 and $19,366,823 for the three months ended March 31, 2011 and 2010, respectively. We had net income of $2,485,831 and $3,995,270 for the three months ended March 31, 2011 and 2010, respectively.

Recent Developments

LNG Business

As of March 31, 2011, we had invested $66.8 million in Phase I of the LNG plant project located in Jingbian County, Shaanxi Province, which, when operational, will have a processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis. We expect to invest approximately an additional $1.75 million into Phase I of this plant, including $0.81 million of construction costs and $0.94 million of capitalized interest, to complete test runs and satisfy the installment payments to contractors. We had commenced the test run of Phase I of our LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipment of the plant. At present, the LNG plant is under preparation for production. The launch of the operations of the plant will serve as a precursor to our backward and forward integration strategies, which involve the development of our own network of LNG fueling stations in Shaanxi and Hubei Provinces.

The total expected cost of $68.5 million is higher than what we originally anticipated. The increased costs were attributable to unforeseen cost overruns and escalations, including increase in material and labor costs incurred to reinforce pilings based upon modified engineering analyses, as well as rising prices of land use rights, which we believe resulted from recent energy resource exploration activities in nearby areas. Phase I construction has also experienced delays due to changes in government policies with respect to tariff exemptions for core equipment imported by us and related additional paperwork requirements of the customs agency of Shaanxi Province, and increased international shipment times for ordered equipment due to the modification by international cargo carriers of traditional shipment routes to avoid pirates along the Coast of Somalia, both of which prolonged the delivery time of the equipment we ordered from abroad.

In addition, as of March 31, 2011, we had invested $38.0 million for the construction of Phases II and III of the LNG plant. We currently estimate that a further investment in Phases II and III of $204.7 million through December 2015 would be needed to finance the construction of a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters per year.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station will initially serve as a working model to showcase the market potential of LNG to future users rather than to generate revenues.

Hubei Province and Yangtze River

In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, along the Yangtze River and reserve LNG stations. In addition, during the third quarter of 2010, we completed the acquisition of Hanchun Makou Yuntong Compressed Natural Gas Co., Ltd., or Makou, for a purchase price of $3,648,080. Makou owns and operates a CNG compressor station in Hanchuan City, Hubei Province, and purchases natural gas through pipelines, conducts compressing and sells natural gas on a wholesale basis through tankers to fueling stations in Hubei Province. We believe that the Makou acquisition laid the foundation for expanding our CNG business into Hubei Province. Makou’s compressor station currently has sufficient capacity to process 80,000 to 100,000 cubic meters of natural gas daily and is advantageously located near railways and arterial highways.

We are also seeking to develop the market demand for natural gas in the Yangtze River shipping industry by leveraging our automobile conversion know-how to develop conversion technologies and operations to modify river vessels to be powered by a mixture of LNG and diesel. In August 2010, a tugboat modified by us to operate on a mixture consisting of 70% LNG and 30% diesel completed its maiden voyage on the Yangtze River, which we believe was the first time that an LNG-powered ship navigated China’s domestic waterways. As of March 31, 2011, we are in the process of developing the market for our natural gas products along the Yangtze river.

Shaanxi and Henan Provinces

During the second quarter of 2010, XXNGC effectively acquired 100% of the assets and operating rights of four CNG fueling stations in Xi’an, Shaanxi Province, for aggregate cash consideration of $10,502,490. During the third quarter of 2010, we closed one CNG fueling station in Shaanxi Province because the local government pulled down the district where the station was located for reconstruction. During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market situation. As a result, as of March 31, 2011, XXNGC operated 26 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Four gasoline fueling stations were closed in November and December 2010, due to changes in market situation in their respective local areas. During the first quarter of 2011, we reopened one of the closed gasoline fueling station. As of March 31, 2011, we operated five gasoline fueling stations.

Factors Affecting Our Results of Operations

Successful expansion of our CNG business.  Our revenue increased by 24.5% during the three months ended March 31, 2011, compared to the three months ended March 31, 2010, largely due to increased CNG sales driven by the addition of four new CNG fueling stations in Xi’an in the second quarter of 2010, and larger piped natural gas revenue as a result of our acquisition of Makou in the third quarter of 2010. As of March 31, 2011, we operated 38 CNG fueling stations in total, with 26 CNG fueling stations in Shaanxi Province alone. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan Province will continue to significantly affect our results of operations, as currently the majority of our CNG fueling stations are operating in these regions, and we intend to continue to increase the number of CNG fueling stations we operate in these areas.

Regulation of natural gas prices in the PRC.  The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission, or the NDRC, and the local pricing administrations have the discretion to set natural gas prices within the price range set by the PRC central government. During the fourth quarter of 2010, both the procurement and sales prices of our natural gas have increased in Shaanxi and Henan Provinces at different levels based on regulatory changes implemented by the PRC government as well as local administration. Because the increase in procurement prices in Henan Province was greater than that in sales prices, our gross margin declined in the first quarter of 2011. In addition, natural gas procurement and sales prices are not uniform across China and can vary between provinces. For example, the prices at which we procure and sell CNG and piped natural gas are usually lower in Shaanxi Province than in Henan Province. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors which are outside of our control, as discussed above, including the regulation of gas products both on the national and local levels. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulations over natural gas prices in the PRC.

Government policies encouraging the adoption of cleaner burning fuels.  Our results of operations for the periods covered by this report have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas, for vehicles. As an enterprise engaged in the natural gas industry, our VIE, XXNGC, benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sales infrastructure for natural gas in various policy pronouncements, such as by officially including CNG/gasoline hybrid vehicles in the PRC’s “encouraged development” category. These policies have benefitted our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we plan to expand into the LNG business, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technologies.

The overall economic growth of China.  We do not export our products and our results of operations are thus substantially affected by various economic factors, including the growth of the natural gas industry in the PRC, the increase in domestic residential, commercial and vehicular consumption, the overall growth of the Chinese economy and related developments. Although the PRC government has initiated extensive domestic stimulus spending programs, expanded bank lending levels, increased the speed of regulatory approvals of new construction projects and other economic policies, we are currently unable to predict the overall direction of the PRC economy. Our results of operations will continue to be impacted by macro-economic trends both in China and globally.

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the period ended March 31, 2011 and the estimated net operating loss carry-forwards for U.S income tax purposes amounted to $6,267,768 and $4,934,195 as of March 31, 2011 and December 31, 2010, respectively, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized, beginning in 2027 through 2031. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our limited operating history and continuing losses for U.S. income tax purposes. Accordingly, we have provided a 100% valuation allowance at March 31, 2011.

The PRC

Our subsidiary, VIE and its subsidiaries operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%, as compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western portions of China such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC) and Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC ) are subject to the 25% PRC income tax rate. Our effective income tax rate for the three months ended March 31, 2011 and 2010 were approximately 27.8% and 18.6%, respectively.

Value-added Tax. Sales revenue represents the invoiced value of goods, net of a value-added tax, or VAT. The products of our VIE, XXNGC, and two of XXNGC’s subsidiaries, Lingbao Yuxi and Makou, that are sold in the PRC are subject to a PRC VAT at a rate of 13% of the gross sales price. Under PRC tax laws, the VAT may be offset by VAT paid by XXNGC or Lingbao Yuxi, as applicable, on purchased raw materials and other materials included in the cost of producing their finished products. XXNGC recorded VAT payable and VAT receivable net of payments in our financial statements. The VAT tax return is filed offsetting the payables against the receivables. When output tax of VAT is greater than input tax of VAT, the tax difference will be paid to the national tax bureau for different government levels.

All revenues from XXNGC’s wholly owned subsidiary, XXABC, are subject to a PRC VAT at a rate of 6%. This VAT cannot be offset with VAT paid for purchased materials included in the cost of revenues.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended
	March 31, 2011	March 31, 2010	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$18,256,422	$14,629,610	$3,626,812	24.8%

Natural gas from pipelines	2,091,407	854,019	1,237,388	144.9%

Gasoline	1,307,174	1,468,816	(161,642)	(11.0)%

Installation	2,011,694	2,007,774	3,920	0.2%

Automobile conversion	441,411	406,604	34,807	8.6%

	$24,108,108	$19,366,823	$4,741,285	24.5%

Revenues. Revenues for the three months ended March 31, 2011 increased to $24,108,108 from $19,366,823 for the three months ended March 31, 2010, an increase of $4,741,285 or 24.5%. We sold natural gas of 45,906,401 cubic meters during the three months ended March 31, 2011, compared to 44,161,281 cubic meters during the three months ended March 31, 2010. We also sold gasoline of 1,495,015 liters during the three months ended March 31, 2011, compared to 1,929,034 liters sold during the three months ended March 31, 2010. For the three months ended March 31, 2011, 89.8% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 10.2 % was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 24.8% or $3,626,812, to $18,256,422 for the three months ended March 31, 2011, from $14,629,610 for the three months ended March 31, 2010. Natural gas revenue from our fueling stations accounted for 75.7% of our total revenues for the three months ended March 31, 2011, which was the largest contributor among our major business lines. During the three months ended March 31, 2011, we sold 38,785,147 cubic meters of compressed natural gas, or CNG, compared to 40,592,457 cubic meters during the three months ended March 31, 2010, through our fueling stations. Though sales volume decreased over the period, sales revenue actually increased, because the average unit selling price increased to $0.48 (RMB 3.13) from $0.34 (RMB 2.34), net of VAT, due to increased competition from a growing number of natural gas fueling stations in the regions we operate. With respect to average sales revenue and volume per station, in the three months ended March 31, 2011, we sold approximately $480,432 and 1,020,662 cubic meters of CNG per station, respectively, compared to approximately $406,378 and 1,127,568 cubic meters, respectively, in the three months ended March 31, 2010.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 144.9%, or $1,237,388, to $2,091,407 for the three months ended March 31, 2011, compared to $854,019 for the three months ended March 31, 2010, and contributed 8.7% of our total revenues for the three months ended March 31, 2011. As of March 31, 2011, the Company had 115,787 pipeline customers, an increase of 5,074 from 110,713 at March 31, 2010. We sold 7,121,254 cubic meters of natural gas through our pipelines for the three months ended March 31, 2011, compared to 3,285,286 cubic meters for the three months ended March 31, 2010, an increase of 116.8%, which was the primary factor contributing to the growth in our revenue in the three months ended March 31, 2011.

Gasoline . Revenue from gasoline sales decreased by 11.0%, or $161,642, to $1,307,174 for the three months ended March 31, 2011, compared to $1,468,816 for the three months ended March 31, 2010, and contributed 5.4% of our total revenues for the three months ended March 31, 2011. The decrease was primarily attributable to our closing four of our eight gasoline fueling stations during the fourth quarter of 2010.

Installation Services. Revenue from installation services increased by 0.2%, or $3,920, to $2,011,694 for the three months ended March 31, 2011, compared to $ 2,007,774 for the three months ended March 31, 2010, and contributed 8.3% of our total revenues for the three months ended March 31, 2011. Revenue from our four largest customers accounted for 28.7%, 24.7%, 12.7% and 11.3%, respectively, of our installation revenue for the three months ended March 31, 2011.

Auto Conversion Services. Revenue from our auto conversion services increased by 8.6%, or $34,807, to $441,411 for the three months ended March 31, 2011, compared to $406,604 for the three months ended March 31, 2010, and contributed 1.8% of our total revenue s for the three months ended March 31, 2011.

Cost of Revenue

The following table sets forth a breakdown of our costs of revenue for the periods indicated:

	Three Months Ended		Increase / (decrease) in	Increase /
	March 31, 2011	March 31, 2010	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$10,482,954	$7,272,136	$3,210,818	44.2%

Natural gas from pipelines	1,616,497	592,518	1,023,979	172.8%

Gasoline	1,224,724	1,367,278	(142,554)	(10.4)%

Installation	788,364	798,054	(9,690)	(1.2)%

Automobile conversion	275,268	241,869	33,399	13.8%

	$14,387,807	$10,271,855	$4,115,952	40.1%

Cost of revenue. Our costs of revenue consist of the cost of natural gas and gasoline sold, installation and other costs. Costs of natural gas and gasoline sold consist of the costs of purchases from our suppliers. Costs of installation and others include the expenditures that were incurred to connect customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas-fueled hybrid vehicles.

Our cost of revenue for the three months ended March 31, 2011 was $14,387,307, an increase of $4,115,952, or 40.1%, compared to $10,271,855 for the three months ended March 31, 2010, mainly attributable to increase in average procurement costs. Our average procurement price of natural gas increased to $0.37 (RMB 2.43) for the three months ended March 31, 2011 from $0.25 (RMB 1.71) for the comparable period in 2010. Over the same period, our total revenues increased by 24.5%.

Natural Gas from Fueling Stations. Costs of revenue of our natural gas sold through our fueling stations increased by 44.2%, or $3,210,818, to $10,482,954 for the three months ended March 31, 2011, from $7,272,136 for the three months ended March 31, 2010. The increase was primarily due to the increase in average procurement prices from $0.25 (RMB 1.71), net of VAT, for the three months ended March 31, 2010, to $0.37 (RMB 2.43), net of VAT, for the three months ended March 31, 2011. However, the average procurement cost remained below the natural gas average retail price of $0.48 (RMB 3.13), net of VAT, for the three months ended March 31, 2010 and 2011, respectively.

Natural Gas from Pipelines. Costs of revenue for natural gas sold through our pipelines increased by 172.8%, or $1,023,979, to $1,616,497 for the three months ended March 31, 2011, compared to $592,518 for the three months ended March 31, 2010. The increase was basically consistent with growth in sales revenue.

Gasoline. Costs of our gasoline revenue decreased by 10.4%, to $1,224,724 for the three months ended March 31, 2011, compared to $1,367,278 for the three months ended March 31, 2010. The decrease was primarily due to our closure of four of our eight gasoline fueling stations in the fourth quarter of 2010.

Installation Services. Costs of revenue from our installation services decreased by 1.2%, or $9,690, to $788,364 for the three months ended March 31, 2011, compared to $798,054 for the three months ended March 31, 2010, primarily as a result of the increase in our pipeline customers.

Auto Conversion Services. Costs of our auto conversion revenue increased by 13.8%, or $33,399, to $ 275,268 for the three months ended March 31, 2011, compared to $241,869 for the three months ended March 31, 2010.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Three Months Ended		Increase	Increase (decrease)
	March 31, 2011	March 31, 2010	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$7,773,468	$7,357,474	$415,994	5.7%

Natural gas from pipelines	474,910	261,501	213,409	81.6%

Gasoline	82,450	101,538	(19,088)	(18.8)%

Installation	1,223,330	1,209,720	13,610	1.1%

Automobile conversion	166,142	164,735	1,407	0.9%

	$9,720,301	$9,094,968	$625,333	6.9%

We earned a gross profit of $9,720,301 for the three months ended March 31, 2011, an increase of $625,333, or 6.9%, compared to $9,094,968 for the three months ended March 31, 2010. The increase in gross profit was primarily contributed by the increase in sales revenues, though our gross profit margin decreased.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 50.3% for the three months ended March 31, 2010 to 42.6% for the three months ended March 31, 2011, from 50.3% for the three months ended March 31, 2010, primarily because our average purchasing costs of natural gas had increased at a greater rate than sales prices.

Gross margin for natural gas sold through pipelines decreased from 30.6 % for the three months ended March 31, 2010, primarily because our average purchasing costs of natural gas had increased at a greater rate than sales prices.

Gross margin for gasoline sales decreased slightly to 6.3% for the three months ended March 31, 2011, compared to 6.9% for the three months ended March 31, 2010.

Gross margin for our installation business increased slightly to 60.8% for the three months ended March 31, 2011 from 60.3% for the three months ended March 31, 2010.

Gross margin for our auto conversion business decreased to 37.6% for the three months ended March 31, 2011, compared to 40.5% for the three months ended March 31, 2010, due to intensified competition in the market.

Since the growth rate of sales revenue was lower than that of costs of revenue, primarily due to the material increase in average purchasing costs of natural gas and our decreased sales volume of natural gas, our total gross margin decreased to 40.3 % for the three months ended March 31, 2011 from 47.0% for the three months ended March 31, 2010.

Operating expenses

We incurred operating expenses of $6,490,892 for the three months ended March 31, 2011, an increase of $1,781,446 or 37.8%, from $4,709,446 for the three months ended March 31, 2010.

Selling expenses increased by $688,131, or 23.8%, to $3,579,921 for the three months ended March 31, 2011, from $2,891,790 for the three months ended March 31, 2010, primarily due to the increase of $297,431 in salaries and $331,815 in depreciation.

General and administrative expenses increased by $1,093,315, or 60.1%, to $2,910,971 for the three months ended March 31, 2011, primarily attributable to the increase of $108,508 in non-cash expense of stock options granted to employees according to our employee stock option plan, $787,949 in legal fees, $313,999 in consulting fees, as well as increased Delaware franchise tax due to our increased outstanding share and asset base. An analysis by region or entity demonstrates that the general and administrative expenses for our operations in Hubei and Shaanxi Provinces, and the management expenses of SJLNG, a wholly owned subsidiary of XXNGC, increased, primarily due to the rapid growth and expansion of these entities.

Income from Operations and Operating Margin

Income from operations decreased by $1,156,112, or 26.4%, to $3,229,410 for the three months ended March 31, 2011, from $4,385,522 for the three months ended March 31, 2010, primarily attributable to the increase in procurement costs and operating expenses. Our operating margin for the three months ended March 31, 2011 was 13.4%, compared to 22.6% for the three months ended March 31, 2010.

Non-Operating Income (Expense)

Non-operating income was $212,074 for the three months ended March 31, 2011, compared to $520,893 for the three months ended March 31, 2010, primarily due to the change in fair value of our outstanding warrants that decreased to $116,180 for the three months ended March 31, 2011 from $393,068 for the three months ended March 31, 2010.

Provision for Income Tax

Income tax was $955,653 for the three months ended March 31, 2011, compared to $911,145 for the three months ended March 31, 2010. Although the change in the amount of income tax expense was not material, the effective income tax rate rose from 18.6% to 27.8% in this period. The increase was primarily attributable to certain entities in a start-up, non-operational stage (such as SJLNG and HBXNGC) that were not generating any revenue or profit in the first quarter of 2011, but incurring a considerable amount of selling expenses and general and administrative expenses for this period, materially reducing the amount of income before tax, which is the denominator in the calculation of effective income tax rate. As a result, effective income tax rate rose materially.

Net Income

Net income decreased by $1,509,439, or 37.8%, to $2,485,831 for the three months ended March 31, 2011, compared to $3,995,270 for the three months ended March 31, 2010 based on the various factors discussed above. Net margin decreased to 10.3% for the three months ended March 31, 2011, compared to 20.6% for the three months ended March 31, 2010, primarily due to increased purchasing costs of natural gas at a higher rate compared to our sales prices and the increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. In 2008, we sold senior notes with a face value of $40 million to Abax Lotus Ltd. In September 2009, we completed a secondary offering of common stock with gross proceeds of approximately $57 million. Our principal uses of cash have been, and are expected to continue to be, working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian County, Shaanxi Province and other projects.

As of March 31, 2011, we had $8,931,164 of cash and cash equivalents on hand, compared to $10,046,249 of cash and cash equivalents as of December 31, 2010. The decrease was primarily attributable to the construction of the LNG plant, additions of fueling stations and market development initiatives.

Net cash provided by operating activities was $2,457,583 for the three months ended March 31, 2011, compared to $4,848,146 for the three months ended March 31, 2010. The decrease was primarily due to the correlating decrease in net income, the increase in accounts receivables, higher balance of inventories, the increase in other assets and the reduction in unearned revenue (customer prepayments).

Net cash used in investing activities decreased from $22,812,134 for the three months ended March 31, 2010 to $5,709,217 for the comparable period in 2011. The decrease was primarily due to an absence of loans being made to outside parties in the three months ended March 31, 2011, in addition to investments in construction in progress for the SJLNG LNG project being greatly reduced, as the investments for phase I of this project had been mostly completed by the end of 2010.

Net cash from financing activities was $2,081,000 for the three months ended March 31, 2011, due to the short-term loans borrowed from a senior management member, who is also a shareholder of the Company and from our joint venture company, Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd..

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

CAPITAL EXPENDITURES

Our planned capital expenditures as of March 31, 2011 were approximately $222.7 million through December 2015, the majority of which are expected to be incurred in connection with Phases II and III of the LNG plant in Jingbian County, Shaanxi Province, construction or acquisition of additional fueling stations and compressor stations, and funding for the expansion of our operations in Hubei Province. We expect to fund the capital expenditures through cash flows from operations as well as through potential equity and debt offerings.

Outstanding Indebtedness

On December 30, 2007, we entered into a securities purchase agreement with Abax Lotus Ltd. (“Abax”) and, on January 29, 2008, we entered into an amendment to such agreement with Abax (the “Purchase Agreement”, as amended). Under the Purchase Agreement, on January 29, 2008, we sold to Abax $20,000,000 in principal amount of our 5.0% Guaranteed Senior Notes due 2014 (the “Senior Notes”) and warrants to purchase 1,450,000 shares of our common stock and, on March 3, 2008, we issued to Abax an additional $20,000,000 in principal amount of Senior Notes.

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends and disposition of properties as well as being obligated to maintain certain financial ratios.

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $17,964,000 to JBLNG. SPDB transferred $13,473,000 and $4,491,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing from the second year. As the People’s Bank of China adjusted the standard interest rate twice in October and December 2010, respectively, since January 1, 2011, the interest rate of these loans has been adjusted to 6.22%. As the People’s Bank of China adjusted the standard interest rate twice in February and April, 2011, beginning January 1, 2012 the interest rate of these loans will be 6.65%. The loan period is 58 months from the date of effectiveness of the contract, and will be repaid annually, with the last repayment to be no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within the PRC.

Contractual Obligations

Our contractual obligations are as follows:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
			(in thousands)
Long-term debt obligations	$40,000	$3,333	$26,667	$10,000	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations(1)	42,084	1,287	3,910	4,199	32,688
Purchase obligations (2)	8,297	8,297	-	-	-
Other long-term liabilities reflected on balance sheet (3)	17,500	-	-	17,500	-
Long-term loan	18,324	4,581	6,871	6,872	-

Total	$126,205	$17,498	$37,448	$38,571	$32,688

(1) We entered into a series of long-term lease agreements with outside parties to lease land use rights for the self-built natural gas fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. We make annual prepayments for most lease agreements. We also entered into two office leases in Xi’an, the PRC, one office lease in Jingbian County, Shaanxi Province, one office lease in Wuhan, Hubei Province, and one office lease in New York, United States of America (“USA”).

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

We maintain long-term natural gas purchase agreements with two of our vendors, Huojia Hualong Petrochemical Co., Ltd. and Qinshui Lanyan Coal Bed Methane Co., Ltd,, as of March 31, 2011. Contracts are renewed on an annual basis. We do not expect any issues or difficulties in continuing to renew our supply contracts with these vendors going forward. There is no natural gas purchase commitment with all other suppliers except with Qinshui Lanyan, hence the Company has enough flexibility to constantly look for lower-cost sources of supply. According to the agreement with Qinshui Lanyan, the daily volume of coal bed gas the Company should purchase from Qinshui Lanyan is approximately 200,000 cubic meters. Prices of natural gas are strictly controlled by the PRC government.

The sales prices of both pipeline natural gas in Shaanxi Province and vehicular fuel in the city of Xi’an were raised on October 20, 2010. The sales price of pipeline natural gas in Shaanxi Province increased by RMB 0.23 ($0.03) per cubic meter for residential use. The sales prices for commercial and industrial use was increased by RMB 0.35 and RMB 0.55 ($0.05 and $0.08) per cubic meter, respectively. Additionally, the sales price of CNG for vehicular fuel in Xi’an was adjusted based on the target ratio of 0.6:1 to the retail price of Grade 90 gasoline. The retail price of CNG increased by RMB 0.9 ($0.14) per cubic meter. The adjusted prices took effect on October 20, 2010.

The sales prices of vehicular fuel in the cities of Kaifeng and Xuchang, Henan Province were raised on July 20, 2010 and August 1, 2010, respectively. The sales price of vehicular fuel in Kaifeng increased from RMB 3.30 ($0.42) to RMB 3.60 ($0.46) per cubic meter. The sales price of vehicular fuel in Xuchang increased from RMB 3.20 ($0.41) to RMB 3.65 ($0.47) per cubic meter. Additionally, the sale prices of CNG for vehicular fuel in Kaifeng was adjusted based on the target ratio of no less than 0.6:1 to the retail price of Grade 90 gasoline. The sale prices of CNG for vehicular fuel in Xuchang was adjusted to no less than 0.6:1 to the retail price of Grade 90 gasoline and gradually to the target ratio of no less than 0.75:1.

 Foreign Currency Translations

Our reporting currency is the U.S. dollar (“USD”). The functional currency of XXNGC and our and XXNGC’s PRC subsidiaries and, therefore, the functional currency of the Company, is the RMB. The results of operations and financial position of XXNGC and our and XXNGC’s PRC subsidiaries are translated to USD using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

The balance sheet amounts, with the exception of equity, were translated at the March 31, 2011 exchange rate of RMB 6.55 to $1.00 as compared to RMB 6.82 to $1.00 at March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flows statement amounts for the three months ended March 31, 2011 and 2010 were RMB6.57 and RMB6.82 to $1.00, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial position and results of operations contained in this Form 10-Q is based on our condensed consolidated financial statements, contained elsewhere herein. The preparation of these financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes in the development of our accounting estimates or the assumptions underlying those estimates, or the accounting policies that we disclosed as our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at December 31, 2010 and 2009, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010 and 2009.

Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Natural Gas Price Risk

Our major market risk exposure continues to be the pricing applicable to our purchases and value-added reselling of CNG. Our revenues and profitability depend substantially upon the applicable prices of natural gas, which in China are regulated and fixed by the central and local governments and do not fluctuate significantly. Such price stability is expected to continue for operations in China. We currently do not have any hedge positions in place to reduce our exposure to changes in natural gas wholesale and retail prices.

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had long-term debt outstanding of $53,743,000 at March 31, 2011, all of which bears interest at fixed rates. The fixed-rate debt amount of $40,000,000 is due in 2014. The remaining portion of the outstanding long-term debt, in the amount of $13,743,000, bears interest at floating rates, and is due between 2012 and 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rate Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the stockholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a $1,448,655 foreign currency translation gains to increase our equity account for the three months ended March 31, 2011, to reflect the net impact of the fluctuation of RMB against USD.

Legal Proceedings Risk

The Company and certain of its officers and directors have been named as defendants in a putative class action lawsuit alleging violations of the federal securities laws. Two actions regarding the lawsuit have been filed on August 26, 2010 and September 3, 2010, respectively. The Company intends to defend this case vigorously. The Company currently cannot estimate the outcome of this litigation as of the date of this report.

On March 16, 2010, regarding the lawsuit filed by a former member of the board of directors on June 16, 2008 (as previously described in Part I, Item 3 (Legal Proceedings) of the 2010 Annual Report), the Supreme Court of the State of New York denied the plaintif’s motion for leave to appeal.  We believe the case will not have any material adverse effect on our financial condition or our results of operations. Other than this legal development, there have been no material changes from the legal proceedings disclosed in Part I, Item 3 (Legal Proceedings) contained in the 2010 Annual Report.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures are defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the quarter ended March 31, 2011, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the quarter ended March 31, 2011:

•
The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2010), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at March 31, 2011 were not effective.

Management’s Remediation Initiatives

In response to the above identified material weakness and to strengthen our internal control over financial reporting, we have taken the following remediation initiatives:

•
We are now developing a comprehensive training and development plan for our accounting personnel, including our Chief Financial Officer, Financial Controller and others, in the knowledge of the principles and rules of U.S. GAAP and the SEC requirements in the application thereof.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

b)
A former member of the board of directors filed a lawsuit on June 16, 2008 against the Company in New York State Supreme Court, Nassau County, in which he has sought, among other things, to recover a portion of his monthly compensation plus 20,000 options that he alleges are due to him pursuant to a written agreement. After the plaintiff rejected an offer by the Company that included the options that plaintiff alleged were due to him, the Company moved to dismiss the complaint. The judge ordered the Company to issue the 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws, which was essentially what the Company had previously offered, and dismissed all of the plaintiff's remaining claims against the Company. The current board of directors has complied with the court's decision by tendering an option agreement to the plaintiff consistent with the court's decision, but the plaintiff has refused to execute the agreement, and instead has filed an appeal. On March 16, 2010, the Supreme Court of the State of New York denied the motion for leave to appeal. We believe the case will not have any material adverse effect on our financial condition or our results of operations.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in the 2010 Annual Report. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

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

China Natural Gas, Inc.

May 10, 2011	By:	/s/ Qinan Ji
Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

May 10, 2011	By:	/s/ Bode Xu
Bode Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)