Form 10-K/A
period 2009-12-31
China Natural Gas, Inc.
filed 2011-06-14
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this  “Amendment No. 3”) of China Natural Gas, Inc. (the “Company”) amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2010 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A, originally filed with the SEC on August 20, 2010 (“Amendment No. 1”), and Amendment No. 2 on Form 10-K/A, originally filed with the SEC on October 1, 2010 (“Amendment No. 2”). We refer to the Original Filing, as amended by Amendment No. 1 and Amendment No. 2, as the “2009 Form 10-K.”

This Amendment  No. 3 amends and supplements the disclosure under Item 9A (Disclosure Controls and Procedures) in Amendment No. 2 to provide (i) disclosure that the Company did not maintain personnel at the time of the filing of Amendment No. 2 with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof, which constitutes a material weakness in its internal control over financial reporting (in addition to the material weaknesses previously disclosed in Amendment No. 2), (ii) the management’s remediation initiatives undertaken with respect thereto and (iii) a reissued Independent Registered Public Accounting Firm’s Attestation Report (the “Reissued Attestation Report”), reflecting the above-referenced additional material weakness.

In addition, the Company is filing this Amendment No. 3 in response to comments from the SEC, and for the following purposes:  (i) replacing the disclosure in Part III, Items 10, 11, 13 and 14 set forth in the 2009 Form 10-K with the disclosure set forth herein, which is consistent with corresponding disclosure set forth in the proxy statement for the Company’s 2010 annual meeting of stockholders that was filed with the SEC on October 29, 2010 and (ii) filing the consent of our former independent auditors, Frazer Frost, LLP, as Exhibit 23.1 hereto.

This Amendment No. 3 is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amendment No. 3 does not amend, update or change any items, financial statements or other disclosures in the 2009 Form 10-K, speaks as of the date of the Original Filing and does not update or discuss any other developments affecting the Company subsequent to the date of the Original Filing.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures (Restated)

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and after considering the material weaknesses in our internal control over financial reporting discussed below in "Management's Report on Internal Control over Financial Reporting (Restated)" as disclosed in Amendment No. 2 (with each of the following defined terms as otherwise defined in Amendment No. 2), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2009 were not effective because the Company failed to implement policies and procedures that would have prevented the Company's:

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

Our principal executive officer and principal financial officer have also concluded that the Company had a material weakness in its internal control over financial reporting as of the date of the filing of Amendment No. 2 because:

•
the Company did not maintain personnel at the time of the filing of Amendment No. 2 with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

Although the foregoing events occurred subsequent to the end of the reporting period covered by Amendment No. 2 and this Amendment No. 3, management concluded that these events indicated that the Company's policies and procedures in place as of December 31, 2009 were not sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, nor were such policies and procedures sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

In connection with Amendment No. 2 and this Amendment No. 3, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its evaluation under the Internal Control - Evaluation Framework and due to the material weaknesses evidenced by the events described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2009. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with Amendment No. 2, management concluded that the Company had material weaknesses in its internal control over financial reporting as of December 31, 2009 because control deficiencies resulted in key executives of the Company executing agreements on behalf of the Company or its variable interest entity to:

•	extend loans to third parties in the amount of $14 million in the first quarter of 2010 without pre-approval of the Board;

•	enter into the Loan, the Pledge and the Guarantee without pre-approval of the Board; and

•	acquire four natural gas fueling stations in the second quarter of 2010 without pre-approval of the Board of the final acquisition price.

In connection with this Amendment No. 3, management has also concluded that the Company had a material weakness in its internal control over financial reporting as of the date of the filing of Amendment No. 2 because:

•
the Company did not maintain personnel at the time of the filing of Amendment No. 2 with a sufficient level of accounting knowledge, experience and training in the application of U.S. GAAP and SEC requirements in the application thereof.

Although the foregoing events occurred subsequent to the end of the reporting period covered by Amendment No. 2 and this Amendment No. 3, management concluded that these events indicated that the Company's policies and procedures in place as of December 31, 2009 were not sufficient to provide reasonable assurance that as of December 31, 2009 transactions were being recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company were being made only in accordance with authorizations of the Company's Board, nor were such policies and procedures sufficient to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's financial statements that could have had a material effect on the Company's financial statements.

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

•
our Audit Committee and Board of Directors adopted a written internal authorization policy establishing approval procedures for various corporate actions. The policy lists various operational, administrative and financial corporate events and actions and for each such event and action, identifies whether prior approval or discussion with particular executive officers, the Board of Directors or legal counsel is required. The policy also sets quantitative limits on specific types of transactions that management may approve without Board approval. After adopting such policy, our Audit Committee and Board of Directors discussed the policy with management; and

•
we are now developing a comprehensive training and development plan for our accounting personnel, including our Chief Financial Officer, Financial Controller and others, in the knowledge of the principles and rules of U.S. GAAP and the SEC requirements in the application thereof.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses because certain material transactions were entered into without pre-approval from the Company’s board of directors which resulted in management’s override of its internal control over financial reporting and disclosure controls. Therefore, these transactions were not recorded and reported in the consolidated financial statements. In addition, management has concluded that the Company did not maintain personnel at the time of the filing of Amendment No. 2 with a sufficient level of accounting knowledge, experience and training in the application of U.S. GAAP and SEC requirements in the application thereof.  These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated March 10, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2 and Note 15, as to which the date is September 30, 2010, on those consolidated financial statements (as restated) and for the effects of the material weaknesses referred to therein, as to which the date is September 30, 2010.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers.

Name	Position with our Company	Age	Director Since
Qinan Ji	Chairman and Chief Executive Officer	53	2005
Zhiqiang Wang	Director	70	2006
Yang Xiang Dong(1)	Director	44	2008
Carl Yeung	Director	31	2008
Lawrence W. Leighton	Director	76	2008
David She(2)	Acting Chief Financial Officer	26	2010

(1)	In past filings with the Securities and Exchange Commission (“SEC”), we have referred to Mr. Yang by his English name, Donald Yang.

(2)	Veronica Chen resigned as our Chief Financial Officer effective as of January 31, 2010. David She replaced Ms. Chen as the Company’s Acting Chief Financial Officer on February 1, 2010.

Qinan Ji has been a member and Chairman of the Board of Directors of China Natual Gas since 2005 and has served as Chief Executive Officer since May 2006.  In 1996, he founded the Anxian Hotel in Weinan City in Shaanxi Province. In 2001, he formed Xi’an Sunway Technology and Industry Co., Ltd. He has more than 20 years experience in the energy and petroleum industries in operational, administrative, management and government relation roles. He received a Bachelors of Economic Management from Northwestern University (Shaanxi). The Board selected Mr. Ji to serve as a director because of his knowledge of the Company’s affairs as well as his knowledge of and experience in the energy and petroleum industries in the People’s Republic of China.

Zhiqiang Wang has been the Vice Chairman of the Board of Directors of the Company since 2006. From 2002 until his retirement in 2004, Mr. Wang was the Chief Executive Officer of Xi'an Municipal Government Construction Company where he was in charge of the city's major construction projects. Mr. Wang was the former head of energy industry regulations from 1992 to 2002 as well as the Vice Mayor of the city of Xi'an, China's largest western city with a population of 8 million, in which position he was in charge of regulating and licensing the city's energy and natural gas businesses. Mr. Wang graduated from the Northwestern University of Politics and Law in China in 1962. The Board selected Mr. Wang to serve as a director because of his knowledge of the Company’s affairs and the regulatory landscape applicable to the Company in the People’s Republic of China, as well as his experience with overseeing major construction projects.

Yang Xiang Dong has been a member of our Board of Directors since August 2008. Mr. Yang is a founding partner and president of Abax Global Capital (“AGC”), a leading Hong Kong based asset management firm focused on Asian public and private investments especially in Greater China. He has held this position since March 2007. From 2000 to 2007, Mr. Yang was a Managing Director responsible for Merrill Lynch’s Hong Kong and China Debt Capital Markets division. Mr. Yang also served as a director for Sinoenergy Corporation, until September 25, 2010 when Sinoenergy Corporation underwent a change of control and delisted from NASDAQ. Mr. Yang holds a MBA degree from Wharton School of Business and a BA degree from Nankai University in China. Abax Lotus Ltd., an affiliate of AGC, was the sole investor in the Company’s $40 million note financing which closed in January 2008. Mr. Yang was initially nominated to the Board by Abax Lotus Ltd. pursuant to the investor rights agreement we entered into with Abax Lotus Ltd. in 2008 in connection with the notes financing. See “Certain Relationships and Related Transactions, and Director Independence” beginning on page 18. The Board selected Mr. Yang to serve as a director because of his knowledge of the Company’s affairs and his expertise with respect to the international capital and credit markets.

 Carl Yeung has been a member of our Board of Directors since August 2008. Mr. Yeung is the Chief Financial Officer of Sky-Mobi Limited, a position he has held since February 2010. Sky-Mobil is a China-based mobile application software developer. From May 2006 to February 2010, Mr. Yeung was the Chief Financial Officer of ATA Inc, a computer-based testing and testing-related service provided based in China and listed on the NASDAQ Global Market. From 2002 to 2006, Mr. Yeung worked as an analyst and associate at Merrill Lynch (Asia Pacific) Limited. Mr. Young also served as an independent non-executive director of China Natural Gas, Inc., a NASDAQ-listed integrated natural gas operator in China, from 2008 to November 2010. Mr. Yeung received his bachelor’s degree in economics with concentrations in finance and operations management from Wharton School, University of Pennsylvania, and his bachelor’s degree in applied science with a concentration in systems engineering from the School of Engineering and Applied Sciences, University of Pennsylvania, in 2002. The Board selected Mr. Yeung to serve as a director because of his knowledge of the Company’s affairs and his understanding of financial reporting and internal control over financial reporting.

Lawrence W. Leighton has been a member of our Board of Directors since August 2008. Mr. Leighton has had an extensive 45-year international investment banking career. Beginning at what became Lehman Brothers, he advised on financing for the Mexican Government and leading Mexican corporations. As Director of Strategic Planning for the consumer products company, Norton Simon Inc., he initiated and executed the acquisition of Avis Rent-a-Car. Subsequently, he was a Limited Partner of Bear Stearns & Co., a Managing Director of the investment bank of Chase Manhattan Bank and then President and Chief Executive Officer of the U.S. investment bank of Credit Agricole, the major French Bank. Among his transactions have been advising Pernod Ricard, the major European beverage company, on its acquisitions in the United States; and advising Verizon, the major U.S. telecom company, on its dispositions of certain European operations. Since 1997, Mr. Leighton has been a Managing Director of Bentley Associates, an investment banking firm. Mr. Leighton received his BSE degree in engineering from Princeton University and an MBA degree from Harvard Business School. He holds a commercial pilot’s license with instrument rating. Mr. Leighton is currently a director of China XD Plastics Company Limited, a NASDAQ listed company. The Board selected Mr. Leighton to serve as a director because of his knowledge of the Company’s affairs as well as his expertise with respect to the international capital and credit markets.

David She is our Acting Chief Financial Officer.  Mr. She joined China Natural Gas in February 2008 as Vice President of Finance and was placed in charge of the Company’s New York office. He returned to the Company’s headquarters in Xi’an, China, in December 2008 and was soon promoted to Assistant Chief Financial Officer. He became our Acting Chief Financial Officer upon the resignation of Veronica Chen, who resigned as Chief Financial Officer effective January 31, 2010 due to family reasons. Mr. She is in charge of several functions within the Company, including the oversight of quarterly and annual filings with the SEC, evaluations of the Company’s major acquisition opportunities, and the management of investor relations. He helped to coordinate the Company’s $40 million debt financing in March 2008 and supervised legal, audit and regulatory reporting issues in the Company’s $57 million underwritten public offering in September 2009. Prior to joining China Natural Gas, Mr. She served as a securities analyst for West China Securities in Beijing during 2006. He received a Bachelor’s degree in Mathematics and Business Administration from Beijing Institute of Technology as well as a Master’s degree in Finance from State University of New York at Buffalo. Mr. She is 26 years old.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

CORPORATE GOVERNANCE

Director Independence

The Board of Directors has determined that, other than Qinan Ji, our Chairman and Chief Executive Officer, and Yang Xiang Dong, each of the current members of the Board is “independent” in accordance with the applicable SEC rules and listing standards of the NASDAQ Stock Market as currently in effect.

Executive Sessions

Non-management directors meet in executive session without management present each time the Board holds its regularly scheduled meetings. The director to preside during the executive sessions is determined at the beginning of the meeting.

Meetings of the Board of Directors and Committees

The Board of Directors of the Company held six meetings and acted by unanimous written consent in lieu of a meeting five times during the fiscal year ended December 31, 2009. The Board has an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. During the last fiscal year, each of our directors attended at least 75% of the total number of meetings of the Board and its committees on which such director served.

The following table sets forth the three standing committees of the Board, the members of each committee during the last fiscal year and the number of meetings held by each committee.

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee
Qinan Ji
Zhiqiang Wang	X	X	Chair
Yang Xiang Dong
Carl Yeung	Chair	X	X
Lawrence W. Leighton	X	Chair	X
Number of Meetings held in 2009	4	2	1

 Audit Committee

The members of the Audit Committee are Messrs. Yeung (Chair), Wang and Leighton. Each of the members of the Audit Committee is “independent” for purposes of the NASDAQ listing standards as they apply to audit committee members. The Board has determined that Mr. Yeung qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee’s written charter can be found in the “Investor Relations” area of our website at www.naturalgaschina.com.

The functions of the Audit Committee include reviewing our significant accounting policies, reviewing the financial, investment and risk management policies applicable to our business operations, retaining our independent auditors, reviewing their independence, reviewing and approving the planned scope of our internal audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing our financial results, audited financial statements and any related public disclosures, reviewing and approving any related party transactions and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters. Also, the Audit Committee enforces and interprets our Code of Ethics. The Audit Committee held four meetings during the fiscal year ended December 31, 2009.

Compensation Committee

The members of the Compensation Committee are Messrs. Leighton (Chair), Wang and Yeung. Each of the members of the Compensation Committee is “independent” for purposes of the NASDAQ listing standards. The Compensation Committee’s written charter can be found in the “Investor Relations” area of our website at www.naturalgaschina.com.

The functions of the Compensation Committee include reviewing and approving our compensation strategy, reviewing and approving the individual elements of total compensation for the Chief Executive Officer and all other officers, approving stock option grants to directors and officers, granting stock options to all employees, amending the provisions of our stock option or other equity incentive plans, overseeing  the operation of any employee benefit plans, ensuring that our annual incentive compensation plan is administered in a manner consistent with our compensation plan, approving separation packages and severance benefits to officers to the extent that the packages are outside the ordinary plan limits and reviewing and approving all reports and summaries of compensation policies and decisions as may be appropriate for operational purposes or as may be required under applicable law. The Compensation Committee held two meetings during the fiscal year ended December 31, 2009.

For more information on the responsibilities and activities of the Compensation Committee, including the committee’s processes for determining executive compensation, see “Compensation Discussion and Analysis” appearing on page 11 and the Compensation Committee’s report on page 13.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Messrs. Wang (Chair), Yeung and Leighton. Each of the members of the Governance and Nominating Committee is “independent” for purposes of the NASDAQ listing standards. The Governance and Nominating Committee’s written charter can be found in the “Investor Relations” area of our website at www.naturalgaschina.com.

The functions of the Governance and Nominating Committee include identifying, reviewing, and recommending candidates for appointment and nomination for election to the board of directors, reviewing the appropriate skills and characteristics in the composition of the board of directors and  periodically reviewing our corporate governance policies.  The Governance and Nominating Committee held one meeting during the fiscal year ended December 31, 2009.

Selection of Board Nominees

The Governance and Nominating Committee reviews the qualifications of potential director candidates in accordance with its charter. The Governance and Nominating Committee’s consideration of a candidate as a director includes assessment of the individual’s understanding of our business, the individual’s professional and educational background, skills and abilities, and potential time commitment and whether such characteristics are consistent with criteria established by the Governance and Nominating Committee from time to time. To provide such a contribution to the Company, a director must generally possess one or more of the following, in addition to personal and professional integrity:

▪	experience in corporate management;

▪	experience with complex business organizations;

▪	experience as a board member or officer of another publicly held company;

▪	diversity of expertise, experience in substantive matters related to the Company’s business and professional experience as compared to existing members of our Board and other nominees; and

▪	practical and mature business judgment.

The Governance and Nominating Committee may also adopt such procedures and criteria as it considers advisable for the assessment of director candidates. Other than the foregoing, there are no stated minimum criteria for director nominees. The Governance and Nominating Committee does however recognize that at least one member of the Board should meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that at least a majority of the members of the Board must meet the definition of “independent director” under NASDAQ listing rules, and the Governance and Nominating Committee, and the Board, is committed to considering candidates for the Board regardless of gender, ethnicity and national origin.  We believe that the considerations and the flexibility of our nomination process have created on our Board diversity of a type that is effective for our Company because our current Board members have a wide variety of business experiences and expertise, including in substantive matters related to our business, and our Board includes professionals from the People’s Republic of China and the United States and members with experience in the private and public service sectors as well as in the energy, petroleum, construction, banking and finance and technology industries.

Stockholder Nominations

The Governance and Nominating Committee considers and makes recommendations to the Board regarding any stockholder recommendations for candidates to serve on the Board. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the historical absence of stockholder proposals. The Governance and Nominating Committee will review periodically whether a more formal policy should be adopted.

The Governance and Nominating Committee will consider all stockholder recommendations for candidates for the Board, which should be sent to the Nominating and Governance Committee, c/o Secretary, China Natural Gas, Inc., 19th Floor, Building B, Van Metropolis, 35 Tang Yan Road, Hi-Tech Zone, Xi’an, 710065, Shaanxi Province, People’s Republic of China.

A stockholder’s notice to our Secretary with respect to persons that the stockholder proposes to directly nominate as a director must set forth as to each individual whom the stockholder proposes to nominate, all information relating to the person that is required to be disclosed in solicitations of proxies for the election of directors or is otherwise required, pursuant to Regulation 14A (or any successor provisions) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including their name, age, business address, residence address, principal occupation or employment, the number of shares of our common stock beneficially owned by such candidate, and the written consent of such person to be named in the proxy statement as a nominee and to serve as a director if elected. In order to submit a proposal, a stockholder must meet the eligibility criteria for stockholder proposals set forth in Regulation 14A under the Exchange Act. In addition, a stockholder nomination must meet the general requirements for stockholder proposals discussed in “Stockholder Proposals for 2011 Annual Meeting” beginning on page 11.

The Governance and Nominating Committee will evaluate recommendations for director nominees submitted by directors, management or qualifying stockholders in the same manner, using the criteria stated above. All directors and director nominees will be required to submit a completed directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Governance and Nominating Committee.

Communications with Directors

Stockholders may communicate with any of the Company’s directors, including the chair of any of the committees of the Board or the non-management directors as a group by writing to them c/o Secretary, China Natural Gas, Inc., 19th Floor, Building B, Van Metropolis, 35 Tang Yan Road, Hi-Tech Zone, Xi’an, 710065, Shaanxi Province, People’s Republic of China. Please specify to whom your correspondence should be directed. The Secretary will promptly forward all correspondence to the Board or any specific committee member, as indicated in the correspondence, except for junk mail, mass mailings, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate material. The Secretary may forward certain correspondence, such as product-related or service-related inquiries, elsewhere within the Company for review and possible response.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all officers, directors and employees of our Company. A copy of our Code of Ethics is available in the “Investor Relations” area of our website at www.naturalgaschina.com Any substantive amendment or waiver of the Code of Ethics may be made only by the Board upon a recommendation of the Audit Committee, and will be disclosed on our website.

Board Leadership Structure and Role in Risk Management

Our Board may select either a combined Chief Executive Officer and Chairman or a Chairman who does not also serve as Chief Executive Officer.  Currently, our Chief Executive Officer also serves as Chairman.  The Board believes this leadership structure is best for the Company at the current time because it provides the Company with a Chief Executive Officer and our Board with a Chairman who has more than 20 years experience in the energy and petroleum industries in the People’s Republic of China, in operational, administrative, management and government relations roles. The Board also believes that the current leadership structure achieves independent oversight and management accountability through executive sessions of the independent directors and through a Board composed of a majority of independent directors. We do not have a designated lead independent director, instead allowing our independent directors as a group the ability to choose who among them is best suited to serve as chairman of each executive session.

The Board is actively involved in oversight of risks that could affect the Company.  This oversight is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees above, but the full Board has retained responsibility for general oversight of risks.  The Board satisfies this responsibility through reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company.

Further, the Board continually evaluates its oversight role, the Company’s internal controls and management accountability to determine whether changes to its role or Company policies or procedures are appropriate. For example, as disclosed in Amendment No. 2 to the Company's annual report on Form 10-K, filed with the SEC on October 1, 2010, during management’s evaluation of the effectiveness of the Company's internal control over financial reporting, management identified certain material weaknesses in the Company's internal control over financial reporting. In response to the identified material weaknesses and to strengthen the Company's internal control over financial reporting, the Company has taken certain remediation initiatives, including the following remediation initiatives that reflect the exercise, as well as an expansion, of the Board and the Audit Committee oversight responsibilities:

▪
the Board and the Audit Committee held meetings promptly after being notified of the material weaknesses in internal controls to address such weaknesses, and determined to meet regularly specifically for the purpose of monitoring and discussing with management the remediation of such weaknesses; and

▪
the Board and the Audit Committee adopted a written internal authorization policy establishing approval procedures for various corporate actions. The policy lists various operational, administrative and financial corporate events and actions and for each such event and action, identifies whether prior approval or discussion with particular executive officers, the Board or legal counsel is required. The policy also sets quantitative limits on specific types of transactions that management may approve without Board approval. After adopting such policy, the Audit Committee and Board discussed the policy with management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in such ownership with the SEC. Such persons are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of these forms and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of our common stock have been timely satisfied, except as previously disclosed by us in our annual reports on Form 10-K for the fiscal years ending December 31, 2007 and 2008, and as follows:

▪
Mingqing Lu, our former Chief Executive Officer and former director, did not timely file a Form 3 upon becoming an executive officer and director of the Company on December 6, 2005 (the Form 3 was filed on December 23, 2005).

▪
Bo Chen, our former President and former director, did not timely file a Form 3 upon becoming an executive officer and director of the Company on December 6, 2005 (the Form 3 was filed on December 22, 2005).

▪
Yangling Bodisen Biotech Development Co., Ltd. did not timely file a Form 3 upon becoming an owner of more than 10% of our outstanding common stock on December 6, 2005 (the Form 3 was filed on December 23, 2005).

▪	Patrick McManus, our former director, did not file a Form 3 upon becoming a director on March 27, 2006.

▪	Zhu Xiaogang, our former Chief Financial Officer, did not timely file a Form 3 upon becoming an executive officer on December 6, 2005 (the Form 3 was filed on December 22, 2005).

▪
Veronica Chen, our former Chief Financial Officer, did not timely file a Form 3 upon becoming an executive officer on April 28, 2009 (the Form 3 was filed on May 11, 2009), did not file one Form 4 relative to one transaction in 2009 and has never filed a Form 5 to report such transaction.

▪	Chen Yuman, a former executive officer, did not timely file a Form 3 upon becoming an executive officer on December 6, 2005 (the Form 3 was filed on December 22, 2005).

▪	Li Liangzhong, a former executive officer, did not timely file a Form 3 upon becoming an executive officer on December 6, 2005 (the Form 3 was filed on December 22, 2005).

▪	Zhiqiang Wang, our director, did not timely file a Form 3 upon becoming a director on September 22, 2006 (the Form 3 was filed on August 28, 2008)

▪	David She, our Acting Chief Financial Officer, did not timely file a Form 3 upon becoming an executive officer on February 1, 2009 (the Form 3 was filed on February 17, 2010).

Stockholder Proposals for 2011 Annual Meeting

Pursuant to Rule 14a-8 promulgated under the Exchange Act, proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at our 2011 annual meeting of stockholders must be received at our principal executive offices not later than 120 days prior to the first anniversary of the mailing date of our proxy statement for our 2010 annual meeting of stockholders, unless the date of the meeting has changed more than 30 days from the date of the 2010 annual meeting, in which case notice must be received a reasonable time before we send our proxy materials for the 2011 annual meeting. Any proposal must comply with the requirements as to form and substance established by the SEC for such proposal to be included in our proxy statement.

If a stockholder who wishes to present a proposal fails to notify us by the above deadline and such proposal is brought before the 2011 annual meeting, then under the SEC’s proxy rules, the proxies solicited by management with respect to the 2011 annual meeting will confer discretionary voting authority with respect to the stockholder’s proposal on the persons selected by management to vote the proxies. If a stockholder makes a timely notification, the proxies may still exercise discretionary voting authority under circumstances consistent with the SEC’s proxy rules.

In addition to the SEC’s proxy rules, our Bylaws provide certain requirements that must be met for business to be properly brought before an annual meeting of stockholders. Pursuant to our Bylaws, only business brought before the annual meeting in accordance with the following procedures may be transacted. Business may be brought before an annual meeting of stockholders only (i) if specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board, (ii) otherwise properly brought before such meeting by or at the direction of the Board or (iii) otherwise properly brought before such meeting by a stockholder. For business to be brought properly brought before an annual meeting by a stockholder, such stockholder must have given timely notice of such business in proper written form to our Secretary.

Our Bylaws provide that to be timely, a stockholder’s notice must be delivered in writing either by personal delivery or registered or certified mail, return receipt requested, to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the release date of our proxy statement to our stockholder’s in connection with the preceding year’s annual meeting, except that if no annual meeting of stockholders was held in the previous year or the date of the annual meeting has been changed by more than 60 calendar days from the anniversary of the annual meeting as stated in the previous year’s proxy statement, a proposal of a stockholder must be delivered a reasonable time before the solicitation is made.

To be in proper written form, our Bylaws provide that a stockholder’s notice to the Secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) a representation that such stockholder is a holder of record of stock of the Company entitled to vote with respect to such business and that such stockholder intends to appear in person or by proxy at the annual meeting to move the consideration of such business, (iii) the name and address, as they appear on the Company’s books of the stockholder proposing such business, (iv) the class and number of shares of stock of the Company which are beneficially owned by such stockholder, and (v) any interest of such stockholder in such business.

Stockholders should submit their proposals to 19th Floor, Building B, Van Metropolis, 35 Tang Yan Road, Hi-Tech Zone, Xi’an, 710065, Shaanxi Province, China, Attention: Secretary.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by, or paid to our Chief Executive Officer and Chief Financial Officer (collectively the “named executive officers”). This Compensation Discussion and Analysis focuses on the information contained in the below tables and narrative discussion. The Compensation Committee of the Board oversees the design and administration of our executive compensation program.

Compensation Philosophy and Objectives

We believe executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. We also believe that the compensation cost for our employees is an investment in human capital to secure certain knowledge and performance capabilities necessary for our business.

The objectives of our executive compensation program are to recruit, hire, retain, motivate and reward the most talented and dedicated executives possible. In determining what constitutes appropriate and competitive compensation for each named executive officer, our Compensation Committee takes into account many factors, including: the total portfolio of responsibilities assumed by the executive officer; the skills, knowledge, experience and competencies required for the position; internal comparability of a position as compared to other similar positions within our Company; our desire to pay at market or competitive levels based on current economic and business factors, including regional and industry-wide compensation practices and trends; individual performance; and contributions to the financial performance of the Company by the executive officer. Our Compensation Committee also considers factors of corporate performance including our sales, revenue, income from operations and income before income tax, as well as the current overall economic situation when setting compensation levels.

Our compensation program is designed to reward named executive officers for their contributions to our growth and profitability.

Compensation Committee’s Processes and Procedures for Consideration and Determination of Executive and Director Compensation

The Board has delegated authority to the Compensation Committee to review and make recommendations with respect to compensation matters and oversee all of our compensation policies and procedures, including the administration and interpretation of our 2009 Employee Stock Option and Stock Award Plan and director compensation, but the Board has retained the authority to approve and take final action on all executive compensation awards. The Board has delegated to Mr. Ji the authority to make grants of options under our 2009 Employee Stock Option and Stock Award Plan to non-officer level employees, subject to final approval by the Compensation Committee. The Compensation Committee and Mr. Ji have not been empowered by the Board to delegate the authority granted to them with respect to compensation matters to other persons.

At the beginning of each fiscal year, our Compensation Committee reviews our compensation program to assess the adequacy and competitiveness of our compensation programs and to determine whether any adjustments should be made to the program as a whole or with respect to particular executive officers, taking into the account the factors described above as well as changes in job responsibility and any fluctuations in cost of living. In connection with this review and determination, the Compensation Committee solicits appropriate input from Mr. Ji, our Chairman and Chief Executive Officer, regarding base salary and other forms of compensation for our other executive officers. Mr. Ji makes recommendations to the Compensation Committee based upon his annual performance review and consultation with each other executive officer. The Compensation Committee aims to make final recommendations with respect to any adjustments prior to the end of the first quarter.

Neither the Compensation Committee nor management has engaged the services of a compensation consultant in determining or recommending the amount or form of executive or director compensation.

Elements of Compensation

The Compensation Committee is committed to a strong, positive link between our short-term and long-term objectives and our compensation practices. The executive compensation program for our named executive officers is intended to be composed of three basic components: base salary, discretionary bonus and long-term incentive compensation in the form of stock options.

Base Salary

Base salary compensation for our named executive officers is generally established by the terms of employment agreements between the Company and the named executive officer. The level of base salary is intended to provide appropriate base pay to our named executive officers taking into account their responsibilities, level of experience, individual performance and internal equity considerations. The Compensation Committee takes into account both Company and individual performance in setting base salary levels. The Company has recognized that to attract talented employees from secure positions at other more stable or mature companies, we must be able to pay competitive base salaries (while also supplementing the salaries with cash and equity incentive compensation). The Compensation Committee annually reviews the salaries of our named executive officers. Our Compensation Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance, which is evaluated by assessing factors such as the functioning of that executive’s team within the corporate structure, success in furthering the corporate strategy and goals and individual management skills, responsibilities and anticipated workload.

Bonus

Bonuses and eligibility for a discretionary bonus are also established by the terms of employment agreements between the Company and the named executive officer, although the Compensation Committee may award a discretionary bonus to any named executive officers to reward outstanding personal achievement during the year.  The actual amount of discretionary bonus paid is determined following a review of each executive’s individual performance and contribution to our short-term strategic goals as well as the Company’s performance and achievement of such goals, but is not tied to pre-established individual or Company performance criteria. Bonuses other than discretionary bonuses are payable upon a term of service and, therefore, incentivize continued employment with the Company. Pursuant to his employment agreement, Mr. Ji was entitled to receive, and did receive, a bonus of $60,000 upon completing 12 months of service to the Company in January 2010. Mr. Ji was the only named executive officer that received a bonus for services performed in 2009.

Long Term Incentive Compensation—Stock Options

We intend to utilize stock options as the primary vehicle for payment of long-term compensation to our named executive officers over the next several years. Our 2009 Employee Stock Option and Stock Award Plan authorizes the Compensation Committee to grant stock options to our named executive officers with time-based vesting or vesting based on achievement of performance conditions, including goals related to profits or loss, revenue or profit growth or loss reduction, profit or loss related return ratios, other balance sheet or income statement targets or ratios, market share, project completion, operational or productivity efficiency gains, cash flow, share price appreciation or total stockholder return. Such goals may be stated in absolute terms or relative to comparison companies.

The Compensation Committee believes that stock options are a necessary part of compensation packages granted to named executive officers because it believes: they help attract and retain employees; the value received by the recipient of a stock option is based on the growth of our stock price, thereby creating and enhancing incentives to increase our stock price and maximize stockholder value; and they create a balance with shorter term incentives such as base salary and bonuses.

In determining the number and vesting schedule or vesting schedule of stock options granted to named executive officers and other employees, the Compensation Committee will generally take into account the individual’s position, tenure with the Company, scope of responsibility, value of stock options in relation to the other elements of the individual’s total compensation and, where applicable, the need to attract and retain the individual for his or her current position. The Compensation Committee makes its determination of whether to grant stock options during its annual review of our compensation programs as well as at the time a new executive officer is hired.

In 2009, Mr. Ji received options to purchase 146,000 shares of common stock, with an exercise price of $4.90, and Veronica Chen, our former Chief Financial Officer, received options to purchase 75,000 shares, also with an exercise price of $4.90. The options awarded to Mr. Ji vest evenly over four years beginning on April 1, 2010. Ms. Chen forfeited her options when she resigned in January 2010, which was prior to the initial vesting date of her options.

Tax and Accounting Information

For 2009 and continuing thereafter, the Compensation Committee has considered and will continue to consider the impact of the requirement under Financial Accounting Standards Board, Accounting Standards Codification, Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), that we record as an expense in our financial statements, at the time stock options are granted, the fair value of the options over their vesting period. In addition, the Compensation Committee will examine the tax impact on employees and the potential tax deductions to the Company with respect to the exercise of stock option grants. However, although it will consider the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain, and motivate high caliber executives and to align the executives’ interests with those of our stockholders. We do not pay or reimburse any named executive officers for any taxes due upon exercise of a stock option.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Leighton (Chair), Wang and Yeung. There were no interlocks or insider participation between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of another company.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this report. Based on such review and discussion, we recommended to the Board that the Compensation Discussion and Analysis be included in this report.

COMPENSATION COMMITTEE

Lawrence W. Leighton (Chair)
Carl Yeung
Zhiqiang Wang

The foregoing Report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or  the Exchange Act, except to the extent that the Company  specifically incorporates such information by reference in such filing.

Summary Compensation Table

The following table sets forth information regarding compensation awarded or paid to, or earned by, our named executive officers – our principal executive officer and the two individuals who served as our principal financial officer during the year ended December 31, 2009 – during the fiscal years ended December 31, 2007, 2008 and 2009. No other executive officer of our Company had total compensation exceeding $100,000 during the year ended December 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options ($)(1)	All Other Compensation ($)	Total ($)
Qinan Ji Chairman and Chief Executive Officer	2009 2008 2007	120,000 15,000 15,000	60,000 - -	506,183 - -	- - -	686,183 15,000 15,000
Veronica Chen(2) Former Chief Financial Officer	2009	71,481	-	291,737	-	363,218
Richard P. Wu(3) Former Chief Financial Officer	2009 2008	72,917 47,260	- -	- -	- 1,890	72,917 49,150

(1)
In 2009, Mr. Ji received options to purchase 146,000 shares of common stock and Veronica Chen, our former Chief Financial Officer, received options to purchase 75,000 shares. The dollar amount reflected in this column is equal to the aggregate grant date fair value of such options computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. Ms. Chen forfeited her options when she resigned in January 2010, which was prior to the initial vesting date of her options. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for an explanation of all assumptions made by us in determining the values of our option awards.

(2)	Ms. Chen was appointed as our Chief Financial Officer on May 1, 2009 and resigned from the position effective January 31, 2010.

(3)
Mr. Wu was appointed as our Chief Financial Officer on October 23, 2008, and resigned from the position on March 25, 2009. The amount reflected in the “All Other Compensation” column represents payment of insurance allowance.

Employment Agreements

Our employment agreements are intended to comply with the current Labor Contract Law of the People’s Republic of China. Our employment agreements are typically valid for one year and are renewable if both the Company and the employee decide to renew the employment agreement afterwards. In determining whether to renew an employment agreement, our Company considers primarily individual performance of that executive and our corporate performance including our sales, revenue, growth and the current overall economic situation.

On January 1, 2009, our Chairman and Chief Executive Officer, Mr. Ji, entered into a one year employment agreement with the Company, which has been extended for an additional one year period.  Under the terms of the agreement, Mr. Ji was entitled to a base salary of $120,000, 80% of which was payable monthly and 20% of which was payable upon completion of one year of service, a bonus of $60,000 upon completion of one year of service and options to purchase 146,000 shares of common stock. Under his prior employment agreement, Mr. Ji was entitled to receive a base salary of $15,000 in 2008 and 2007.

On May 1, 2009, our former Chief Financial Officer, Ms. Veronica Jin Chen, entered into a one year employment agreement with the Company. Under the terms of the agreement, Ms. Chen was entitled to a base salary of $95,308 for the twelve month period commencing on May 1, 2009 and 75,000 stock options.  Ms. Chen resigned on January 31, 2010.

In October 2008, our former Chief Financial Officer, Mr. Richard Peidong Wu, entered into a one year employment agreement with the Company. Under the terms of the agreement, Mr. Wu was entitled to a base salary of $250,000 for 2009, options to purchase 439,852 shares of common stock and an insurance allowance of $10,000. Mr. Wu resigned on March 25, 2009. We did not grant any stock options to Mr. Wu because our 2009 Stock Option and Stock Award Plan was not approved by our Board until April 2009.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards during 2009 to our named executive officers.

Name and Principal Position	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards	Grant Data Fair Value of Stock and Option Awards (2)
Qinan Ji Chairman and Chief Executive Officer	April 1, 2009	146,000	$4.90	$506,183
Veronica Chen(2) Former Chief Financial Officer	May 1, 2009	75,000	$4.90	$291,737
Richard P. Wu(3) Former Chief Financial Officer	-	-	-	-

(1)
The options awarded to Mr. Ji vest evenly over four years beginning on April 1, 2010. Ms. Chen forfeited her options when she resigned in January 2010, which was prior to the initial vesting date of her options.

(2)	The dollar amount reflected in this column is equal to the aggregate grant date fair value of the options awards computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

The following table discloses certain information regarding all outstanding option awards for each of our named executive officers as of December 31, 2009.  We have not granted any equity awards to any named executive officer other than the option awards set forth in the table below.

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date
Qinan Ji Chairman and Chief Executive Officer	April 1, 2009	-	146,000	$4.90	April 1, 2015
Veronica Chen(2) Former Chief Financial Officer	May 1, 2009	-	75,000	$4.90	May 1, 2015
Richard P. Wu(3) Former Chief Financial Officer	-	-	-	-	-

(1)
The options awarded to Mr. Ji vest evenly over four years beginning on April 1, 2010. Ms. Chen forfeited her options when she resigned in January 2010, which was prior to the initial vesting date of her options.

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

Non-Employee Director Compensation

The Compensation Committee of the Board of Directors, which is comprised of Messrs. Leighton, Yeung and Wang, are responsible for evaluating compensation levels and compensation programs for our Board of Directors and for making recommendations to the Board of Directors regarding appropriate compensation awards for directors.

The compensation program for non-employee directors is designed to attract, retain and motivate experienced non-employee directors, to optimize long-term stockholder value and reward members of the Board based on the extent of their participation on the Board and its committees. Generally, the Compensation Committee makes an annual recommendation regarding the structure of the non-employee director compensation program, considering the factors described above as well as information regarding director compensation programs for other comparable companies.

During the year ended December 31, 2009, Messers Yang, Yeung and Leighton received a director fee of $3,000 per month. Mr. Wang received an annual director fee of $5,279. Each of our non-employee directors was reimbursed for reasonable expenses incurred in attending Board and committee meetings. Our Chairman and Chief Executive Officer, Mr. Ji, did not receive any compensation for his services as a director during the year ended December 31, 2009.

We entered into independent director agreements with Messrs. Leighton, Yeung and Wang on August 5, 2008, July 1, 2008 and January 1, 2008, respectively. These agreements were entered into subsequent to such directors’ appointment to the Board and provided that they would receive the director fees described above and set forth in the table below in the column “Fees Earned or Paid in Cash.” The agreements with Messrs. Leighton, Yeung and Wang expired on August 5, 2009, July 1, 2009 and January 1, 2010, respectively.

The following table sets forth all compensation paid to our non-employee directors during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	All Other Compensation	Total (S)
Zhiqiang Wang	5,279	17,335	-	22,614
Yang Xiang Dong	36,000	17,335	-	53,335
Carl Yeung	36,000	17,335	-	56,802
Lawrence W. Leighton	36,000	17,335	-	53,335

(1)
In 2009, Messrs. Wang, Yang and Leigton each received options to purchase 5,000 shares of common stock and Mr. Yeung received options to purchase 6,000 shares of common stock.  The dollar amount reflected in this column is equal to the aggregate grant date fair value of such options computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for an explanation of all assumptions made by us in determining the values of our option awards.

(2)	The following table sets forth details of the stock options granted to our non-employee directors:

Name	Grant Date	Exercise Price ($)	Grant Date Fair Value ($)*	Total Option Awards Outstanding at 2010 Fiscal Year End
Zhiqiang Wang	April 1, 2009	4.90	17,335	5,000
Yang Xiang Dong	April 1, 2009	4.90	17,335	5,000
Carl Yeung	April 1, 2009	4.90	20,802	6,000
Lawrence W. Leighton	April 1, 2009	4.90	17,335	5,000

*	The dollar amount reflected in this column is equal to the aggregate grant date fair value of the options awards computed in accordance with FAS 123R.

Compensation Policies and Risk Management

We do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the review and approval of the Audit Committee under its charter. The related party transactions discussed below were approved by the full Board and not separately approved by the Audit Committee because the transactions arose in connection with agreements approved by the Board prior to the adoption of the Audit Committee’s charter.

We have entered into the following transactions with Abax Lotus Ltd. (“Abax”). Yang Xiang Dong, who became a director on our Board on August 7, 2008 pursuant to the investor rights agreement discussed below, and who has been nominated for election at the Annual Meeting, is a controlling shareholder, executive officer and director of Abax.

On December 30, 2007, we entered into a securities purchase agreement with Abax and, on January 29, 2008, we entered into an amendment to such agreement with Abax (as amended, the “Purchase Agreement”).  Under the Purchase Agreement, on January 29, 2008, we issued to Abax $20,000,000 in principal amount of our 5.0% Guaranteed Senior Notes due 2014 (the “Senior Notes”) and warrants to purchase 1,450,000 shares of our common stock (the “Abax Warrants”), and on March 3, 2008, we issued to Abax an additional $20,000,000 in principal amount of Senior Notes.

In connection with the Purchase Agreement, on January 29, 2008, we entered into:

▪	an indenture with DB Trustees (Hong Kong) Limited, as trustee (the “Trustee”), pursuant to which the Senior Notes were issued (the “Indenture”);

▪	a warrant agreement with Deutsche Bank AG, Hong Kong Branch, as warrant agent, pursuant to which the Abax Warrants were issued;

▪
an investors rights agreement with Abax, pursuant to which, among other things, Abax had the right to nominate a director for election to the Board so long as Abax held at least 10% of the outstanding shares of common stock on an as-converted, fully diluted basis. Abax no longer holds such amount of our common stock and therefore no longer has a director nomination right.

▪
a registration rights agreement with Abax, pursuant to which we agreed to filed a registration statement to register the resale of the shares of common stock issuable upon exercise of the Abax Warrants. We filed a registration statement on Form S-1 (File No. 149719), which was declared effective by the SEC on May 6, 2008, to register the resale of the shares of common stock issuable upon exercise of the Abax Warrants.

▪	an information rights agreement with Abax, pursuant to which Abax has the right to receive certain information regarding the Company.

▪
an onshore share pledge agreement with DB Trustees (Hong Kong) Limited, as pledgee, pursuant to which we granted to DB Trustees (Hong Kong) Limited, on behalf of the holders of the Senior Notes, a pledge on 65% of our equity interests in Shaanxi Xilan Natural Gas Co., Ltd., a wholly foreign owned enterprise organized and existing under the laws of the People’s Republic of China and a wholly-owned subsidiary of the Company; and

▪
an account pledge and security agreement with DB Trustees (Hong Kong) Limited, as collateral agent, pursuant to which we granted to DB Trustees (Hong Kong) Limited a security interest in the account where the proceeds from our sale of the Senior Notes were deposited.

The Senior Notes will mature on January 30, 2014 and have borne interest at a rate of 5.0% per annum since issuance. On the dates set forth in the table below, we will be required make prepayments of the corresponding percentage of principal amount (or such lesser principal amount as shall then be outstanding) in respect of the aggregate outstanding principal amount of the Senior Notes as of July 30, 2011:

Date	Prepayment Amount Percentage of Principal Amount
July 30, 2011	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%

We have the option to redeem all, but not less than all, of the Senior Notes at the redemption prices set forth below (in each case expressed as a percentage of the outstanding unpaid principal amount), plus accrued and unpaid interest, if redeemed during the twelve month period commencing on January 29 of the years set forth below:

Year	Redemption Amount Percentage of Principal Amount
2010	106%
2011	104%
2012	102%
2013	100%

During the fiscal year ended December 31, 2009, we did not make any payments of principal or interest on the Senior Notes, except as described below.

The terms of the Indenture obligated us to complete a qualifying listing, as defined therein, by January 29, 2009. As we did not complete a qualifying listing by such date, we were obligated to pay to Abax additional interest at the rate of 3.0% per annum, calculated from and including January 29, 2009 to the date of our qualifying listing. However, Abax caused the Trustee to waive our obligation to pay such additional interest in February 2009. The waiver extended the deadline for a qualifying listing to May 4, 2009, but provided that if a qualifying listing were not completed by such date, additional interest of 3.0% per annum would be payable from January 29, 2009 to the date of our qualifying listing. We completed our Nasdaq listing, which constituted a qualifying listing, on June 1, 2009, after the extended May 4, 2009 deadline. Therefore, under the terms of the initial waiver, we were required to pay additional interest at a rate of 3.0% per annum for the period from January 29, 2009 to June 1, 2009, or $406,667. However, in August 2009, we reached an agreement with Abax whereby we agreed to pay Abax $113,214, which reflected additional interest at the rate of 3.0% per annum for the period from April 30, 2009 to May 31, 2009, and $50,000, which reflected out-of-pocket expenses incurred by Abax in connection with a financing transaction proposed in 2008, but never consummated.

The Abax Warrants are presently exercisable and have an exercise price of $7.3652 per share, although Abax has not exercised any of the Abax Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date, January 29, 2015, Abax can require us to repurchase the Abax Warrants for $17,500,000.

Additional details of the above transactions as well as the terms of the Senior Notes and the Abax Warrants are set forth in our Current Report on Form 8-K, filed with the SEC on January 1, 2008 and Note 5 to the consolidated financial statements contained in this Annual Report on Form 10-K, which are incorporated herein by reference.

As of December 31, 2009, the aggregate amount in principal of Senior Notes outstanding was $27,292,287, which reflects the largest amount in principal outstanding during the fiscal year ended December 31, 2009.

Other than as discussed above, there have been no transactions since the beginning of our fiscal year ended December 31, 2009, and there are no current proposed transactions, in which we were or will be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that, other than Qinan Ji, our Chairman and Chief Executive Officer, and Yang Xiang Dong, each of the current members of the Board is “independent” in accordance with the applicable SEC rules and listing standards of the NASDAQ Stock Market as currently in effect.

Item 14.  Principal Accountant Fees and Services.

Background

Frazer Frost, LLP audited our consolidated financial statements for the fiscal year ended December 31, 2009. Frazer Frost, LLP is a registered public accounting firm with the Public Company Accounting Oversight Board (“PCAOB”), as required by the Sarbanes-Oxley Act of 2002 and the rules of the PCAOB. The Audit Committee, in its discretion, may direct the appointment of different independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2010 at any time during the year if the Audit Committee determines that such a change would be in the Company’s and its stockholders’ best interests.

Prior to January 1, 2010, Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) was engaged to audit our consolidated financial statements.  On January 6, 2010, the Company was notified that, effective January 1, 2010, certain partners of MSWFT and Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost, each of MSWFT and Frost contributed all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with the Company and becoming the Company’s new independent accounting firm on January 1, 2010. The Audit Committee appointed Frazer Frost to serve as the Company's independent auditor after considering Frazer Frost independence and effectiveness.

The audit reports of MSWFT on the consolidated financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of Frazer Frost on the consolidated financial statements of the Company as of and for the year ended December 31, 2009, as restated, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2008 and 2007 and through January 1, 2010, the date Frazer Frost became the Company’s new independent accounting firm, there were: (i) no disagreements between the Company and MSWFT on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MSWFT, would have caused MSWFT to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. Frazer Frost has furnished us with a letter addressed to the SEC regarding the above statements, which letter is attached as an exhibit to our Current Report Form 8-K filed with the SEC on January 7, 2010.

Prior to becoming the Company’s independent accounting firm on January 1, 2010, Frazer Frost did not provide us with consultation regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue.

Independent Auditors’ Fees and Services

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2009 and 2008:

Fee Category	2008	2009
Audit Fees (1)	$180,000	$275,000
Audit Related Fees	-	-
Tax Fees (2)	$10,000	$10,000
All Other Fees	-	-
Total Fees	$190,000	$285,000

(1)
Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, internal control over financial reporting and the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements, and attest services. All audit fees for 2008 and 2009 were paid to MSFWT. Of the total audit fees for 2009, $50,000 were paid to MSFWT prior to January 1, 2010, the date Frazer Frost became our independent auditors, and the remaining amount was paid to Frazer Frost.

(2)
Tax fees include the fees billed for professional services rendered in connection with the preparation of the Company’s corporate and state tax returns. All tax fees for 2008 and 2009 were paid to MSFWT.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has policies and procedures regarding the pre-approval of the performance by Frazer Frost of audit and non-audit services. Frazer Frost may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. All services described above were approved by the Audit Committee.

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

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

16.1	Letter of Moore Stephens Wurth Frazer and Torbet, LLP dated January 7, 2010 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 7, 2010).

21.1**	List of Subsidiaries.

23.1*	Written consent of Frazer Frost, LLP.

23.2	Written consent of Kabani & Company, Inc. (incorporated by reference to the exhibits to Registrant’s Form S-3/A filed on July 2, 2009).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith
** Filed with the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2011

CHINA NATURAL GAS, INC.

/s/ Qinan Ji	/s/ Bode Xu
Name: Qinan Ji	Name: Bode Xu
Title: Chief Executive Officer (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial and Accounting Officer)