Form 10-K/A
period 2010-12-31
China Natural Gas, Inc.
filed 2011-06-14
CIK 1120830

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
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;
Part III, Item 14, Principal Accountant Fees and Services.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this  “Amendment No. 1”) of China Natural Gas, Inc. (the “Company”) amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2011 (the “Original Filing”). We refer to the Original Filing as the “2010 Form 10-K.”

This Amendment  No. 1 amends and supplements the disclosure under Item 9A (Disclosure Controls and Procedures) in the 2010 Form 10-K to provide (i) disclosure that the Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof, which constitutes a material weakness in its internal control over financial reporting (in addition to the material weaknesses previously disclosed in the 2010 Form 10-K) and (ii) the management’s remediation initiatives undertaken with respect thereto.

This Amendment No. 1 also amends Item 8 of the 2010 Form 10-K to provide a reissued Report of Independent Registered Public Accounting Firm of Friedman LLP (contained in the “F” pages hereto), with respect to the additional material weakness in Item 9A.

This Amendment No. 1 is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer, as well as a consent of our former independent auditors, Frazer Frost, LLP, as Exhibit 23.1 hereto.  Except as described above, this Amendment No. 1 does not amend, update or change any items, financial statements or other disclosures in the 2010 Form 10-K, speaks as of the date of the Original Filing and does not update or discuss any other developments affecting the Company subsequent to the date of the Original Filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.   Our principal executive officer and principal financial officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2010 because:

•
The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

Based on their evaluation and considering the material weaknesses previously identified in our internal control over financial reporting (Item 9A, Controls and Procedures, Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2009, (the “2009 Form 10-K”) and as discussed below in "Management's Report on Internal Control over Financial Reporting," our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2010 were not effective.

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

As part of management’s evaluation of the effectiveness of internal control over financial reporting, management reviewed certain transactions entered into by the Company in 2010. As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and in Amendment No. 2 to the 2009 Form 10-K, in February 2010, the Company obtained a bank loan in the amount of $17.7 million (the "Loan") and, in connection with the Loan, Xi'an Xilan Natural Gas Co. Ltd., the Company's variable interest entity, pledged its equipment and vehicles located within China to secure the Loan (the "Pledge") and guaranteed the repayment of the Loan (the "Guarantee").

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this annual report for the year ended December 31, 2010, management concluded that the Company had the following material weaknesses in its internal control over financial reporting during the year ended December 31, 2010:

•
failure to disclose the Loan, the Pledge and the Guarantee as subsequent events in the footnotes to its consolidated financial statements included in the 2009 Form 10-K, and to file a current report on Form 8-K within four business days after entry into the Loan, the Pledge and the Guarantee;

•
failure to disclose the Loan, the Pledge and the Guarantee in the quarterly report on Form 10-Q for the quarter ended March 31, 2010, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

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

In addition, management has concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2010 because:

•	The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of U.S. GAAP and SEC requirements in the application thereof.

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

Management’s Remediation Initiatives

In response to the above identified material weaknesses and to strengthen our internal control over financial reporting, we have taken the following remediation initiatives:

•
Our Audit Committee and Board of Directors held meetings promptly after being notified of the material weaknesses in internal controls identified above to address such weaknesses, and determined to meet regularly specifically for the purpose of monitoring and discussing with management the remediation of such weaknesses.

•
In early September 2010, we engaged a professional internal control consultant through February 2011 to review and test our existing internal controls procedures, evaluate and identify inadequacies with our existing internal control procedures, and recommended changes as necessary and appropriate for the improvement of internal controls.

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

10.45**	Coal Bed Methane Purchase Agreement entered by and between Henan Xilan Natural Gas Co., Ltd. and Qinshui Lanyan Coal Bed Methane Co., Ltd. dated January 12, 2009 (English translation attached).

10.46**	Natural Gas Supply Agreement between Huojia Hualong Petrochemical Co., Ltd., and Xi' An Xilan Natural Gas Co., Ltd. dated November 16, 2009 (English translation attached).

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

Number	Description of Exhibit

16.1	Letter of Moore Stephens Wurth Frazer and Torbet, LLP dated January 7, 2010 (incorporated by reference to Exhibit 16.1 to Registrant’s Form 8-K filed on January 7, 2010).

16.2	Letter from Frazer Frost, LLP dated December 6, 2010 (incorporated by reference to the exhibits to Exhibit 16.1 to the Registrant’s Form 8-K filed on December 7, 2010).

21.1**	List of Subsidiaries.

23.1*	Written consent of Frazer Frost, LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

•
Management failed to document and communicate to the Board of Directors and members of management the evaluation of disclosure requirements in connection with acquisitions of four natural gas stations in the second quarter of 2010 and the acquisition of Hanchun Makou Yuntong Compressed Natural Gas Co., Ltd. in the third quarter of 2010; and

•	The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of U.S. GAAP and SEC requirements in the application thereof.

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
March 14, 2011

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December, 31	December, 31
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,046,249	$48,177,794
Accounts receivable, net	1,821,595	1,289,116
Other receivable	188,364	709,741
Employee advances	302,532	338,689
Inventories	815,884	841,837
Advances to suppliers	8,434,995	596,868
Prepaid expense and other current assets	4,249,353	1,076,915
Loan receivable	-	293,400
Total current assets	25,858,972	53,324,360

Investment in unconsolidated joint ventures	1,517,000	1,467,000
Property and equipment, net	82,769,171	72,713,012
Construction in progress	116,569,871	52,918,236
Deferred financing cost, net	927,166	1,336,998
Other assets	19,806,375	15,854,910

TOTAL ASSETS	$247,448,555	$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current maturities	2,551,306	-
Accounts payable and accrued liabilities	$5,428,668	$2,162,049
Unearned revenue	2,376,563	1,813,641
Accrued interest	646,528	786,052
Taxes payable	2,377,765	1,901,577
Total current liabilities	13,380,830	6,663,319

LONG-TERM LIABILITIES:
Notes payable, net of current portion	28,064,363	27,292,287
Long-term debt	18,204,000
Derivative liabilities - warrants	17,752,066	19,545,638
Total long-term liabilities	64,020,429	46,837,925

Total liabilities	77,401,259	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued	-	-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,321,904 and 21,1 83,904 issued and outstanding at December 31,2010 and 2009, respectively	2,132	2,118
Additional paid-in capital	81,611,763	79,851,251
Accumulative other comprehensive income	15,667,145	8,714,019
Statutory reserves	7,918,634	5,962,695
Retained earnings	64,847,622	49,583,189
Total stockholders' equity	170,047,296	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$247,448,555	$197,614,516

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009	2008

Revenue
Natural gas	$71,367,502	$62,236,342	$55,746,893
Gasoline	7,522,412	6,384,172	4,616,052
Installation and other	11,063,709	12,445,604	7,357,714
	89,953,623	81,066,118	67,720,659

Cost of revenue
Natural gas	38,651,298	29,478,854	27,234,508
Gasoline	7,050,003	5,993,207	4,277,458
Installation and other	4,838,858	5,432,978	3,469,671
	50,540,159	40,905,039	34,981,637

Gross profit	39,413,464	40,161,079	32,739,022

Operating expenses
Selling	13,254,923	10,607,596	7,651,948
General and administrative	7,131,543	4,500,676	4,024,882
	20,386,466	15,108,272	11,676,830

Income from operations	19,026,998	25,052,807	21,062,192

Other income (expense)
Interest income	418,763	125,287	209,502
Interest expense	-	(747,172)	(2,228,244)
Other income (expense), net	(137,817)	(186,805)	111,859
Change in fair value of warrants	1,793,572	(1,031,330)	-
Foreign currency exchange loss	(88,613)	(69,077)	(397,299)
	1,985,905	(1,909,097)	(2,304,182)

Income before income tax	21,012,903	23,143,710	18,758,010

Provision for income tax	3,792,531	4,312,923	3,567,642

Net income	17,220,372	18,830,787	15,190,368

Other comprehensive income
Foreign currency translation gain	6,953,126	52,959	5,184,035
Comprehensive income	$24,173,498	$18,883,746	20,374,403

Weighted average shares outstanding
Basic	21,268,972	16,624,294	14,600,154
Diluted	21,430,867	16,830,907	14,645,070

Earnings per share
Basic	$0.81	$1.13	$1.04
Diluted	$0.80	$1.12	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Accumulative Other	Retained Earnings		Total
	Common Stock		Paid-in	Comprehensive	Statutory		Stockholders'
	Shares	Amount	Capital	Income	Reserve	Unrestricted	Equity

Balance December 31, 2007	14,600,154	$1,460	$32,048,339	$3,477,025	$1,802,735	$13,877,755	$51,207,314

Options issued for services			66,704				66,704
Cumulative translation adjustment				5,184,035			5,184,035
Net income						15,190,368	15,190,368
Transfer to statutory reserve					1,927,348	(1,927,348)	-

Balance December 31, 2008	14,600,154	$1,460	$32,115,043	$8,661,060	$3,730,083	$27,140,775	$71,648,421

Reclassification of warrants from equity to derivative liabilities			(6,858,547)			5,844,239	(1,014,308)
Issuance of common stock	6,583,750	658	57,607,155				57,607,813
Offering costs			(3,237,452)				(3,237,452)
Options issued for services			66,535				66,535
Stock based compensation			158,517				158,517
Cumulative translation adjustment				52,959			52,959
Net income						18,830,787	18,830,787
Transfer to statutory reserve					2,232,612	(2,232,612)	-

Balance December 31, 2009	21,183,904	$2,118	$79,851,251	$8,714,019	$5,962,695	$49,583,189	$144,113,272

Exercise of stock options	138,000	14	676,186				676,200
Options issued for services			66,024				66,024
Stock based compensation			1,018,302				1,018,302
Cumulative translation adjustment				6,953,126			6,953,126
Net income						17,220,372	17,220,372
Transfer to statutory reserve					1,955,939	(1,955,939)	-

Balance December 31, 2010	21,321,904	$2,132	$81,611,763	$15,667,145	$7,918,634	$64,847,622	$170,047,296

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,220,372	$18,830,787	15,190,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,644,843	5,571,772	3,474,905
Recovery of doubtful accounts	(149,859)	-	-
Loss on disposal of equipment	123,553	21,373	24,806
Amortization of discount on senior notes	-	280,250	1,004,677
Amortization of financing costs	-	63,940	227,989
Options issued for services	66,024	66,535	66,704
Stock-based compensation	1,018,302	158,517	-
Change in fair value of warrants	(1,793,572)	1,031,330	-
Change in assets and liabilities:
Accounts receivable	(326,573)	(387,948)	(568,370)
Other receivables	531,970	(644,083)	247,349
Employee advances	46,174	(6,425)	(55,747)
Inventories	53,292	(322,099)	(267,470)
Advances to suppliers	(7,624,015)	240,724	(125,896)
Prepaid expense and other current assets	(2,973,865)	(306,445)	(642,857)
Accounts payable and accrued liabilities	3,144,057	2,526	339,168
Unearned revenue	488,687	869,239	583,940
Accrued interest	(139,524)	(75,062)	861,114
Taxes payable	372,136	38,991	556,121
Net cash provided by operating activities	16,702,002	25,433,922	20,916,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on investment in unconsolidated joint ventures	-	(1,467,000)	-
Purchase of property and equipment	(6,060,287)	(1,074,066)	(43,225,673)
Proceeds from sales of property and equipment	96,141	41,325	194,891
Loan receivable	(14,379,768)	-	-
Proceeds from loan receivable	14,675,648	-	-
Proceeds from short term investments	-	-	250,821
Additions to construction in progress	(44,830,638)	(28,020,498)	(19,012,750)
Return (payment) of acquisition deposit	1,627,340	(283,200)	-
Prepayment on long-term assets	(10,274,357)	(6,139,766)	(5,729,833)
Payment for acquisition of business	(3,077,031)	-	-
Payment for intangible assets	(6,159,474)	(161,486)	(53,826)
Payment for land use rights	(4,283,789)	(432,566)	(30,354)
Excess of cost over fair value of net assets acquired	(505,225)	-	-
Net cash used in investing activities	(73,171,440)	(37,537,257)	(67,606,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	57,607,813	-
Proceeds from exercise of stock options	676,200	-	-
Proceeds from long-term debt	17,752,800	-	40,000,000
Debt issuance costs	-	-	(2,122,509)
Stock issuance costs	-	(3,237,454)	-
Net cash provided by financing activities	18,429,000	54,370,359	37,877,491

Effect of exchange rate changes on cash and cash equivalents	(91,107)	56,387	1,375,086

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(38,131,545)	42,323,411	(7,437,346)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,177,794	5,854,383	13,291,729

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,046,249	$48,177,794	5,854,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest	$2,908,661	$503,845	$902,777
Income taxes paid	$3,863,788	$4,178,066	$2,998,627

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$5,057,958	$-	$823,464
Prepayment on long-term assets transferred to property and equipment	$18,431,526	$-	$405,630
Purchase of equipment through accounts payable	$-	$1,234,603	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$3,733,214	$2,836,324	$1,164,618

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