Form 10-Q
period 2011-06-30
China Natural Gas, Inc.
filed 2011-08-08
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of August 2, 2011 was 21,458,654.

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,221,545	$10,046,249
Accounts receivable, net	2,712,502	1,821,595
Other receivables	312,331	188,364
Employee advances	305,415	302,532
Inventories	1,766,505	815,884
Advances to suppliers	1,429,156	8,434,995
Prepaid expense and other current assets	4,879,524	4,249,353
Total current assets	23,626,978	25,858,972

Investment in unconsolidated joint ventures	1,547,000	1,517,000
Property and equipment, net	93,983,731	82,769,171
Construction in progress	126,708,395	116,569,871
Deferred financing cost, net	722,250	927,166
Other assets	23,133,004	19,806,375
TOTAL ASSETS	$269,721,358	$247,448,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current maturities	$2,708,489	$2,551,306
Long-term debt - current portion	4,641,000	-
Accounts payable and accrued liabilities	6,527,948	5,428,669
Other payable - related party	773,500	-
Short-term borrowing - related party	2,319,945	-
Unearned revenue	5,826,531	2,376,563
Accrued interest	1,010,229	646,528
Taxes payable	2,417,076	2,377,765
Total current liabilities	26,224,718	13,380,831

LONG-TERM LIABILITIES:
Notes payable, net of current portion	29,793,495	28,064,363
Long-term debt	13,923,000	18,204,000
Derivative liabilities – warrants	17,512,256	17,752,066
Total long-term liabilities	61,228,751	64,020,429
Total liabilities	87,453,469	77,401,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 and 21,321,904 issued and outstanding at June 30, 2011 and December 31,2010, respectively	2,145	2,132
Additional paid-in capital	82,510,535	81,611,763
Accumulated other comprehensive income	20,109,437	15,667,145
Statutory reserves	8,968,479	7,918,634
Retained earnings	70,677,293	64,847,621
Total stockholders' equity	182,267,889	170,047,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$269,721,358	$247,448,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Natural gas	$22,285,730	$16,221,003	$42,633,560	31,704,632
Gasoline	1,974,377	2,033,840	3,281,550	3,502,656
Installation and others	3,053,062	2,880,756	5,506,167	5,295,134
	27,313,169	21,135,599	51,421,277	40,502,422

Cost of revenues
Natural gas	12,870,450	8,357,990	24,969,900	16,222,644
Gasoline	1,902,709	1,910,294	3,127,433	3,277,572
Installation and others	1,308,916	1,251,783	2,372,548	2,291,706
	16,082,075	11,520,067	30,469,881	21,791,922

Gross profit	11,231,094	9,615,532	20,951,396	18,710,500

Operating expenses
Selling	4,041,412	3,054,992	7,621,333	5,946,782
General and administrative	1,851,785	1,913,866	4,762,756	3,731,522
	5,893,197	4,968,858	12,384,089	9,678,304

Income from operations	5,337,897	4,646,674	8,567,307	9,032,196

Non-operating income (expense):
Interest income	9,273	260,021	15,920	349,387
Interest expense	-	-	(4,666)	-
Other (expense) income, net	(9,091)	(3,031)	87,865	43,538
Change in fair value of warrants	123,630	665,115	239,810	1,058,183
Foreign currency exchange loss	(4,006)	(34,665)	(7,048)	(42,775
	119,806	887,440	331,881	1,408,333

Income before income tax	5,457,703	5,534,114	8,899,188	10,440,529

Provision for income tax	1,064,018	973,611	2,019,671	1,884,756

Net income	4,393,685	4,560,503	6,879,517	8,555,773

Other comprehensive income
Foreign currency translation gain	2,993,637	797,858	4,442,292	759,004
Comprehensive income	$7,387,322	$5,358,361	$11,321,809	$9,314,777

Weighted average shares outstanding
Basic	21,428,265	21,246,771	21,375,085	21,215,337
Diluted	21,428,265	21,582,662	21,377,407	21,619,989

Earnings per share
Basic	$0.21	$0.21	$0.32	0.40
Diluted	$0.21	$0.21	$0.32	0.40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

Net income	$6,879,517	$8,555,773
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,744,657	3,070,705
Provision for doubtful accounts	20,810	42,390
Stock-based compensation	228,711	867,096
Change in fair value of warrants	(239,810)	(1,058,183)
Change in assets and liabilities:
Accounts receivable	(866,852)	76,830
Other receivables	(118,999)	658,742
Employee advances	2,796	50,142
Inventories	(712,617)	3,008
Advances to suppliers	(381,947)	(782,495)
Prepaid expense and other current assets	(548,647)	(2,594,001)
Accounts payable and accrued liabilities	992,566	1,470,528
Unearned revenue	3,367,774	459,057
Accrued interest	363,701	(79,987)
Taxes payable	(7,632)	141,433
Net cash provided by operating activities	12,724,028	10,881,038

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of property and equipment	(5,723,603)	(6,260,885)
Loan receivable	-	(14,259,240)
Proceeds from loan receivable	-	14,552,620
Additions to construction in progress	(5,232,444)	(14,317,621)
Prepayment on long-term assets	(3,499,321)	(6,520,371)
Payment for acquisition of business	-	(3,637,912)
Return of acquisition deposit	-	1,613,590
Payment for intangible assets	(141,129)	(4,869,242)
Payment for land use rights	-	(1,147,360)

Net cash used in investing activities	(14,596,497)	(34,846,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	670,075	676,201
Proceeds from short-term debt and other payable, related parties	3,085,445	-
Proceeds from long-term debt	-	17,602,800

Net cash provided by financing activities	3,755,520	18,279,001

Effect of exchange rate changes on cash and cash equivalents	292,245	114,998

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	2,175,296	(5,571,384)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,046,249	48,177,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,221,545	$42,606,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest	$1,700,611	$1,288,328
Income taxes paid	$2,062,496	$2,030,575

Non-cash transactions for investing and financing activities:
Construction material transferred to construction in progress	$5,346,835	$-
Construction in progress transferred to property and equipment	$12,781,821	$4,107,320
Advances to suppliers transferred to construction in process	$7,480,412	$1,678,940

Other assets transferred to construction in progress	$640,767	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$2,091,230	$1,777,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the ”Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE.  Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“XXABC”), Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd (“JV”) and Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”).

On July 16, 2011, our JBLNG plant successfully completed trial operation and commenced commercial production and sale.

On June 28, 2011, XXNGC entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”) Pursuant to the contract, XXNGC will acquire 58.5284% ownership of XTJH at a total purchase price of approximately $1,909,000. The acquisition is subject to the satisfaction of all the following closing conditions:

●  the transferor, or the shareholders of XTJH, as applicable, must satisfy each of the items provided for in Article 2 of the Transfer Agreement, which includes providing relevant corporate certificates and documents of XTJH to XXNGC and providing approvals from government authorities for the construction of a building of XTJH’s;

● the Transfer Agreement must be approved at a General Meeting of Shareholders of XTJH;
● the Transfer Agreement must be notarized by the Notary Public Office of the City of Xiantao.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements include all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011.

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

Consolidation of Variable Interest Entity

In accordance with accounting standard regarding consolidations, VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. Any VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. Management makes ongoing reassessments of whether the Company is the primary beneficiary of XXNGC.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of XXNGC and the Company’s and XXNGC’s PRC subsidiaries is the RMB. The results of operations and financial position of XXNGC and the Company’s and XXNGC’s PRC subsidiaries are translated to U.S. dollars using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

The balance sheet amounts, with the exception of equity, were translated at the June 30, 2011 exchange rate of RMB 6.46 to $1.00 as compared to RMB 6.59 to $1.00 at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2011 and 2010 were RMB 6.53 and RMB 6.82 to $1.00, respectively.

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

Management considers accounts past due after three months. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $36,505 and $15,177 as of June 30, 2011 and December 31, 2010, respectively.

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

The following are the details of the inventories:

	June 30, 2011	December 31, 2010
Materials and supplies	$1,498,114	$524,934
Finished goods	268,391	290,950
	$1,766,505	$815,884

Investments in Unconsolidated Joint Ventures

Investee companies that are not required to be consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, the Company’s share of the earnings or losses of the investee company is reflected in the caption “other (expense) income, net” in the consolidated statements of income and comprehensive income.

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,547,000 and $1,517,000 at June 30, 2011 and December 31, 2010, respectively. The JV has not had any operations to date.

The financial position of the JV is summarized below:

	June 30, 2011	December 31, 2010
Current assets	$3,157,143	$3,095,918
Total assets	$3,157,143	$3,095,918
Equity	$3,157,143	$3,095,918
Total liabilities and equity	$3,157,143	$3,095,918

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

	June 30, 2011	December 31, 2010

Office equipment	$690,785	$580,688
Operating equipment	85,657,615	71,163,466
Vehicles	3,529,511	3,308,624
Buildings and improvements	28,413,751	27,861,655
Property and equipment	118,291,662	102,914,433
Less accumulated depreciation	(24,307,931)	(20,145,262)
Property and equipment, net	$93,983,731	$82,769,171

Depreciation expense for the three months ended June 30, 2011 and 2010 was $1,830,285 and $1,596,146, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $3,642,090 and $3,066,972, respectively.

Construction in Progress

Construction in progress consists of (1) the costs for constructing compressed natural gas (“CNG”) fueling stations, the liquefied natural gas (“LNG”) project in Jingbian County, and the natural gas infrastructure project in Xi’an International Port District, and (2) other costs related to construction in progress projects, including technology licensing fees, equipment purchases, land use rights acquisition costs, capitalized interests and other construction fees. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

As of June 30, 2011 and December 31, 2010, the Company had construction in progress in the amount of $126,708,395 and $116,569,871, respectively. The increase was mainly due to the investment in the construction of the LNG plant for the six months ended June 30, 2011. Interest cost (amortization of discount on notes payable and issuance costs) capitalized into construction in progress for the three months ended June 30, 2011 and 2010 amounted to $1,075,084 and $913,854, respectively. Interest cost (amortization of discount on notes payable and issuance costs) capitalized into construction in progress for the six months ended June 30, 2011 and 2010, amounted to $2,091,230 and $1,777,516, respectively.

Construction in progress at June 30, 2011 and December 31, 2010 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of June 30, 2011, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 12 to the condensed consolidated financial statements.

Project Description	Location	June 30, 2011	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$68,381,781(1)	December 2006	July 2011(2)	$321,951(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	43,091,458(4)	December 2006	December 2015	199,610,151(5)
Sa Pu Mother Station	Henan Province, PRC	979,152	July 2008	June 2013	6,300,000
International Port(6)	International Port District, Xi’an, PRC	5,271,309	May 2009	December 2020	299,400,000
Other Construction in Progress Costs	PRC	8,984,695	Various	Various	9,900,000
		$126,708,395			$515,532,102

Project Description	Location	December 31, 2010	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$65,309,335	December 2006	July 2011	$1,760,278
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	35,860,914	December 2006	December 2015	206,840,695
Sa Pu Mother Station	Henan Province, PRC	925,328	July 2008	Various	6,300,000
International port)	International Port District, Xi’an, PRC	5,440,515	May 2009	December 2020	299,400,000
Other Construction in Progress Costs	PRC	9,033,779	Various	Various	9,447,266
		$116,569,871			$523,748,239

(1)	Includes $59,039,941 of construction cost and $9,341,840 of capitalized interest for Phase I of the LNG project.
(2)
The Company completed the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipments imported by the Company and the increased international shipment time for ordered equipments.

(3)
Includes costs the Company expected to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.7million for the construction of Phase I of the LNG project exceeded the amount originally anticipated by the Company. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which the Company believes resulted from the energy resource exploration activities in nearby areas.

(4)	Includes $37,204,605 of construction cost and $5,886,853 of capitalized interest for Phases II and III of the LNG project.

(5)
This amount reflects the estimated costs of Phases II and III of the LNG project from June 30, 2011 to December 31, 2015, including an estimated $181.6 million of construction cost and $18 million of capitalized interest. Such costs may be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)
Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof  a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $299,400,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $5,476,379 invested as of June 30, 2011 or transfer the construction-in-progress assets.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of June 30, 2011, there were no significant impairments to its long-lived assets.

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

The accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified to stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This Financial Accounting Standards Board’s (“FASB”)  accounting standard also provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception.

The fair value of the warrants was $12,256 and $252,066 as of June 30, 2011 and December 31, 2010, respectively. The Company recognized a gain of $123,630 and $665,115 for the three months ended June 30, 2011 and 2010, respectively, to reflect the change in fair value of the warrants. The Company recognized a gain of $239,810 and $1,058,183 for the six months ended June 30, 2011 and 2010, respectively.

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions:

	June 30, 2011	December 31, 2010
Annual dividend yield	-	–
Expected life (years)	1.33	1.59
Risk-free interest rate	0.27%	0.48%
Expected volatility	56.52%	90%

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011.

	Carrying Value at	Fair Value Measurement at
	June	June 30, 2011
	30, 2011	Level 1	Level 2	Level 3
Senior notes	32,501,984	-	-	32,501,984
Redeemable liability – warrants	17,500,000	-	-	17,500,000
Derivative liability – warrants	12,256	-	12,256	-
	$50,014,240	$-	$12,256	$50,001,984

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value.

The following is a reconciliation of the beginning and ending balance of warrants liability measured at fair value on a recurring basis using significant observable inputs (Level 2) as of June 30, 2011:

Beginning balance	$252,066
Change in fair value	(239,810)
Ending balance	$12,256

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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at June 30, 2011 and December 31, 2010, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2011 and 2010. Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

The estimated tax savings for the three months ended June 30, 2011 and 2010 amounted to approximately $638,557 and $527,818, respectively. The net effect on earnings per share, had the income tax been applied, would reduce basic and diluted earnings per share for the three months ended June 30, 2011 and 2010, from $0.21 to $0.18 and $0.21 to $ 0.19, respectively.

The estimated tax savings for the six months ended June 30, 2011 and 2010 amounted to approximately $1,126,251 and $1,026,442 respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the six months ended June 30, 2011 and 2010, from $0.32 to $0.27 and $0.40 to $0.35, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended June 30, 2011. The estimated net operating loss carry-forwards for U.S. income tax purposes amounted to $8,670,171 as of June 30, 2011, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized, beginning in 2027 through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2011. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

Valuation allowance	For the six months ended June 30, 2011	Year ended December 31, 2010
Balance, beginning of period	$759,872	$917,754
Increase (decrease)	1,734,571	(157,882)
Balance, end of period	$2,494,443	$759,872

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $52,963,530 as of June 30, 2011, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Local PRC Income Tax

The Company’s PRC VIE, XXNGC, and XXNGC’s subsidiaries operate in the PRC. Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25% compared to 33% prior to 2008. However, under PRC income tax regulation, any company deemed to be engaged in the natural gas industry under such regulation enjoys a favorable income tax rate. Thus, XXNGC’s income is subject to a reduced tax rate of 15%. The Company’s PRC VIE and all of XXNGC’s subsidiaries are not deemed to be engaged in the natural gas industry under PRC income tax regulation and, accordingly, are subject to a 25% income tax rate.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company is currently evaluating the effect of this standard on its condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

Note 3 – Other Assets

Other Assets consisted of the following:

	June 30, 2011	December 31, 2010
Prepaid rent – natural gas stations	$2,370,696	$2,317,270
Goodwill	618,928	606,924
Prepayment for acquiring land use right	4,517,240	3,822,840
Advances on purchasing equipment and construction in progress	5,724,983	3,358,008
Refundable security deposits	2,675,879	2,654,379
Intangible assets	7,225,278	7,046,954
	$23,133,004	$19,806,375

Prepaid rents were prepayments for leasing the land of our fueling stations. In China, land rents usually need to be paid in advance and then amortized into expense in straight-line  over the validity period of the land lease.
The goodwill equals to the amount the Company paid to acquire 100% of the equity interests of Makou in excess of the fair value of Makou’s net assets. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the three and six months ended June 30, 2011.

All land in the PRC is government owned and the government leases land to users by granting land use rights. As of June 30, 2011 and December 31, 2010, the Company prepaid $4,517,240 and $3,822,840, respectively, to PRC local government authorities to purchase land use rights. The Company is in the process of negotiating final purchase prices with relevant local governments and the land use rights have not yet been granted to the Company. Therefore, the Company did not amortize the amounts prepaid for land use rights.

Advances for purchasing equipment and construction in progress are monies deposited or advanced to outside vendors or subcontractors for the purchase of operating equipments or for services to be provided for construction in progress.

Refundable security deposits are monies deposited with one of the Company’s major vendors and a gas station landlord. These amounts will be returned to the Company if the other party terminates the business relationship or upon the expiration of the lease.

Intangible assets	Estimated useful lives
Land use rights	30 years

Intangible assets also include the operating rights acquired in the acquisition of four natural gas stations, and consisted of the following:

	June 30, 2011	December 31, 2010
Operating rights	$5,132,064	$5,032,541
Land use rights	2,093,214	2,014,413
	$7,225,278	$7,046,954

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

On the dates set forth in the table below, the Company will be required to make repayments of the corresponding percentage of the principal amount (or such lesser principal amount as shall be outstanding then) in respect of the aggregate outstanding principal amount of the Senior Notes:

Date	Repayment Percentage
July 30, 2011	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%
January 30, 2014	25.0000%

Notes payable at June 30, 2011 consisted of the following:

Notes payable	$40,000,000
Less discount	(7,498,016)
32,501,984
Less current portion	(2,708,489)
$29,793,495

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. For the three months ended June 30, 2011 and 2010, the Company amortized $102,458 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress. For the six months ended June 30, 2011 and 2010, the Company amortized $204,916 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress.

The Abax Warrants are presently exercisable and have an exercise price of $7.37 per share, although Abax has not exercised any of the Abax Warrants.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date, January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the three months ended June 30, 2011 and 2010, the Company amortized $972,626 and $811,397 of the discounts, respectively, which were capitalized into construction in progress. For the six months ended June 30, 2011 and 2010, the Company amortized $1,886,314 and $1,572,602, respectively, of the aforesaid discounts, which were capitalized into construction in progress.

 Note 5 – Long-term Loan

The Company’s long-term debt as of June 30, 2011 consisted of:

A loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014. With interest at 5.76% for the first year and subject to adjustment after the second year.	$18,564,000
Less current portion	(4,641,000)
$13,923,000

The loan was secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $11,722,453 as of June 30, 2011. Interest expense for the three and six months ended June 30, 2011 was $292,774 and $575,539, respectively, all of which was capitalized into construction in progress (6.22% at June 30, 2011). XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. As the People’s Bank of China adjusted the standard interest rate three times in February, April and July 2011, beginning January 1, 2012 the interest rate of these loans is 6.90%. The Company is required to make mandatory repayments on the long-term loan as follows:

	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$4,641,000
March 5, 2013	25%	4,641,000
March 5, 2014	25%	4,641,000
December 5, 2014	25%	4,641,000
		$18,564,000

Note 6 – Warrants

No warrants were granted, forfeited or exercised during the three and six months ended June 30, 2011.

The following is a summary of warrants outstanding and exercisable as of June 30, 2011:

Warrants Outstanding and Exercisable
Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	1.33
$7.37	1,450,000	3.58
	1,833,654

Note 7 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations.  The Company contributes RMB 100 per employee per month to the plan.  The total contribution for the above plan was $79,712 and $58,435 for the three months ended June 30, 2011 and 2010, respectively. The total contribution for the above plan was $180,082 and $248,783 for the six months ended June 30, 2011 and 2010, respectively.

Note 8 – Stockholders' Equity

a) Statutory Reserve

The PRC Company Law, which is applicable to PRC companies with foreign ownership, stipulates that net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	making up cumulative prior years’ losses, if any;
ii.
allocations to the “statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; and

iii.	allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

As of June 30, 2011 and December 31, 2010, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $64,359,029 and $65,408,874, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there were 1,460,000 shares of common stock of the Company authorized for issuance and the Company had granted 669,900 stock options as of June 30, 2011, of which 274,750 had been exercised and 176,700 had been cancelled and were available for reissuance. Thus, there were 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Compensation expenses of $170,687 and $770,242 were recorded during the three months ended June 30, 2011 and 2010, respectively, relating to options granted under the Plan. Compensation expenses of $228,711 and $823,080 were recorded during the six months ended June 30, 2011 and 2010, respectively, relating to options granted under the Plan.

As of June 30, 2011, $1,036,266 of estimated expense with respect to non-vested stock-based compensation had yet to be recognized and would be recognized in expense over the optionee’s remaining weighted average service period of approximately 1.75 years.

For the three months ended June 30, 2011, 31,900 options were granted.

The following is a summary of the stock option activity:

	Options Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2010	359,300	2,750	$4.90	$219,173
Granted	31,900
Forfeited	36,000
Exercised	136,750
Outstanding, June 30, 2011	218,450	3,750	$4.90	$-

The following is a summary of the status of stock options outstanding and exercisable as of June 30, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	3.75 years	$4.90	3,750	3.75 years

Note 9 – Earnings per Share

The following is a calculation of basic and diluted earnings per common share:

	For the three months ended June 30,		For the six months ended June 30,
Basic earnings per share	2011	2010	2011	2010
Net income	$4,393,685	$4,560,503	$6,879,517	$8,555,773

Weighted shares outstanding-Basic	21,428,265	21,246,771	21,375,085	21,215,337

Earnings per share-Basic	$0.21	$0.21	$0.32	$0.40

Diluted earnings per share

Net income	$4,393,685	$4,560,503	$6,879,517	$8,555,773

Weighted shares outstanding-Basic	21,428,265	21,246,771	21,375,085	21,215,337
Effect of diluted securities-Warrants		137,044		287,917
Effect of diluted securities-Options		198,847	2,322	116,734
Weighted shares outstanding-Diluted	21,428,265	21,582,662	21,377,407	21,619,988

Earnings per share –Diluted	$0.21	$0.21	$0.32	$0.40

The Company had outstanding warrants of 1,833,654 as of June 30, 2011 and 2010. For the three months ended June 30, 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during this period. For the three months ended June 30, 2010, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 137,044; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price is greater than the average stock price during this period. For the six months ended June 30, 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during this period. For the six months ended June 30, 2010, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 287,917; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price is greater than the average stock price during this period.

The Company had 218,450 outstanding employee stock options as of June 30, 2011. For the three months ended June 30, 2011, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during this period. For the six months ended June 30, 2011, the average stock price was greater than the exercise price which resulted in additional weighted average common stock equivalents of 2,322.

Note 10 – Related Party Transactions

a)	Other payable - related party

On February 24, 2011, the Company borrowed $773,500 from the JV for working capital purposes.  This payable is due on demand with no interest rate.

b)	Short-term borrowing from related party

During the six months ended June 30, 2011, the Company borrowed a total of $2,319,945 from Mr. Hao Qu, an employee of XXNGC and a shareholder of the Company for working capital purposes. The loan is due in one year and bears an interest of 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest will be paid on the due dates.

Note 11 –Concentrations

Concentration of natural gas vendors:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Number of natural gas vendors	4	4	4	4
Percentage of total natural gas purchases	89%	96%	89%	96%

As of June 30, 2011 and December 31, 2010, the Company had $172,897 and $159,513, respectively, payable to its major suppliers.

The Company maintained long-term natural gas purchase agreements with two of its vendors, Huojia Hualong Petrochemical Co., Ltd. (“Huojia Hualong”) and Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”), as of June 30, 2011.  The Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

 Note 12 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements.  The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, New York, USA. The minimum future payments for leasing land use rights and offices were as follows:

Year ending December 31, 2011	$1,208,327
Year ending December 31, 2012	2,105,469
Year ending December 31, 2013	1,941,955
Year ending December 31, 2014	2,322,659
Year ending December 31, 2015	2,032,226
Thereafter	33,297,750
Total	$42,908,386

For the three months ended June 30, 2011 and 2010, the land use right and office lease expenses were $551,895 and $405,785, respectively. For the six months ended June 30, 2011 and 2010, the land use right and office lease expenses were $900,683 and $836,413, respectively.

Property and Equipment Purchase Commitments

As of June 30, 2011, the Company had purchase commitments totaling $10,012,772 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

Natural Gas Purchase Commitments

The Company had existing long-term natural gas purchase agreements with its major suppliers.

The Company continued to seek lower-cost sources of supply and did not have natural gas purchase commitments with any suppliers except Qinshui Lanyan. According to the agreement with Qinshui Lanyan, the Company should purchase from Qinshui Lanyan a daily volume of approximately 200,000 cubic meters of coal bed gas. Prices of natural gas are strictly controlled by the PRC government.

Acquisition of Business Commitments

On June 28, 2011, XXNGC entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”). Pursuant to the contract, XXNGC committed to acquire 58.5284% ownership of XTJH at a total purchase price of approximately $1,909,000. The acquisition is subject to the satisfaction of all the following closing conditions:

●  the transferor, or the shareholders of XTJH, as applicable, must satisfy each of the items provided for in Article 2 of the Transfer Agreement, which includes providing relevant corporate certificates and documents of XTJH to XXNGC and providing approvals from government authorities for the construction of a building of XTJH’s;

● the Transfer Agreement must be approved at a General Meeting of Shareholders of XTJH ;
● the Transfer Agreement must be notarized by the Notary Public Office of the City of Xiantao.

Legal Proceedings

Other than described below, there have been no material developments in the legal proceedings in which we were involved during the three months and six months ended June 30, 2011. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

a)
Vandevelde v. China Natural Gas, Inc., et al. (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, plaintiff Maxwell Vandevelde filed a putative class action against the Company and certain of its officers and directors. The complaint alleges that defendants violated U.S. federal securities laws for failing to disclose material facts regarding its financial well-being. The suit seeks unspecified monetary damages. On June 29, 2011, after reviewing the competing motions filed by Richard Crippa (“Crippa”) and Robert Skeway (“Skeway”) for appointment as lead plaintiff and approval of selection of lead counsel, United States District Court for the District of Delaware denied without prejudice both motions and ordered Crippa and Skeway to submit supplemental briefs on or before July 12, 2011.

The Company intends to defend this case vigorously. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

b)
Garner v. China Natural Gas, Inc. et al. (Case No. 2010-591). On June 16, 2008, James A. Garner, a former independent member of the Company’s board filed a lawsuit against the Company and two other board members in New York State Supreme Court, Nassau County.  The plaintiff alleges violations of Labor Law § 740, defamation, breach of contract, and fraud.  The court ordered the Company to issue 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws and dismissed all of plaintiff's remaining claims. On June 29, 2010, the Court of Appeals of New York denied plaintiff’s motion for leave to appeal.

In addition, the Company is involved in disputes and legal actions from time to time in the ordinary course of our business. The Company does not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements .

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

Overview

We are an integrated natural gas operator in The People’s Republic of China (referred to as China or the PRC), primarily involved in the distribution of compressed natural gas, or CNG, through CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of June 30, 2011, our VIE owned and operated 38 CNG fueling stations, including 26 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Our VIE and its subsidiary, LYNG, also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into the liquefied natural gas, or LNG, business and anticipate generating significant revenue from the LNG business. As our first LNG production facility, JBLNG, located in Jingbian County, Shaanxi Province, commenced commercial production and sale on July 16, 2011, revenues from our LNG business will not be realized until the third quarter of 2011.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

●	continue to grow our LNG business through the ongoing construction of JBLNG and through the construction of LNG fueling stations in Shaanxi and Hubei Provinces;

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

Current Operations

We currently operate five main business lines:

●
Distribution and sale of CNG through our VIE-owned CNG fueling stations to serve hybrid (natural gas/gasoline) powered vehicles. As of June 30, 2011, our VIE owned and operated 38 fueling stations in total;

●
Installation of natural gas pipelines for residential and commercial customers, and distribution and sale of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 116,000 residential customers as of June 30, 2011;

●	Distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles;

●	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops; and

●
Production and sale of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenue from our LNG business will be realized starting from the third quarter of 2011, as JBLNG commenced commercial production and sale of LNG on July 16, 2011.

We purchase all of the natural gas that we sell and distribute to our customers from our suppliers, and we are not directly involved in the mining or production of natural gas. We currently sell our natural gas in three forms: (i) we compress natural gas into CNG and sell it to our customers through CNG fueling stations, (ii) we distribute natural gas through pipelines to commercial and residential customers and (iii) we liquefy natural gas into LNG and sell and distribute to our customers.

We had total revenues of $27,313,169 and $21,135,599 for the three months ended June 30, 2011 and 2010, respectively, and revenues of $51,421,277 and $40,502,422 for the six months ended June 30, 2011 and 2010, respectively. We had net income of $4,393,685 and $4,560,503 for the three months ended June 30, 2011 and 2010, respectively, and net income of $6,879,517 and $8,555,773 for the six months ended June 30, 2011 and 2010, respectively.

Recent Developments

LNG Business

As of June 30, 2011, we had invested $68.3 million in Phase I of the LNG project located in Jingbian County, Shaanxi Province, and expected to invest approximately an additional $0.32 million to complete test runs and satisfy installment payments to contractors. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed the construction of Phase I of the LNG plant and initiated commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi and Hubei Provinces.

The total expected cost of $68.7 million for the construction of Phase I of the LNG project is higher than what we originally anticipated. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which we believe resulted from the energy resource exploration activities in nearby areas. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipment imported by the Company and the increased international shipment time for ordered equipment.

In addition, as of June 30, 2011, we had invested $43.09 million for the construction of Phases II and III of the LNG plant. We estimate that a further aggregate investment of $199.6 million will need to be made through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant is December 2015.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station will initially serve as a working model to showcase the market potential of LNG to future users rather than to generate revenues.

Hubei Province and Yangtze River

As of June 30, 2011, we had proceeded in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. We are currently going through necessary procedures to prepare for the building of  these LNG stations.

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

On June 28, 2011, our VIE, XXNGC, entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”). Pursuant to the contract, XXNGC will acquire 58.5284% ownership of XTJH at a total purchase price of approximately $1,909,000. The agreement is subject to the satisfaction of certain closing conditions.  If the agreement is effective, we will have our own fueling station available locally, which will increase our revenue and share in the local market.

As of June 30, 2011, we also engaged in developing market demands for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the second quarter of 2010, XXNGC effectively acquired 100% of the assets and operating rights of four CNG fueling stations in Xi’an, Shaanxi Province, for aggregate cash consideration of $10,502,490. During the third quarter of 2010, we closed one CNG fueling station in Shaanxi Province because the local government demoliated the district where the station was located for reconstruction. During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions. As a result, as of June 30, 2011, XXNGC operated 26 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Four gasoline fueling stations were closed in November and December 2010, due to changes in market conditions in their respective local areas. During the first quarter of 2011, we reopened one of the previously closed gasoline fueling stations. As of June 30, 2011, we operated five gasoline fueling stations.

Factors Affecting Our Results of Operations

Successful expansion of our CNG business.  Our revenue increased by 29.2% during the three months ended June 30, 2011, compared to the three months ended June 30, 2010 and by 27.0% during the six months ended June 30, 2011, compared to the six months ended June 30, 2010, largely due to increased revenue from CNG sales driven by the addition of four new CNG fueling stations in Xi’an in the second quarter of 2010, and increased revenue from piped natural gas sales primarily as a result of our acquisition of Makou in the third quarter of 2010. As of June 30, 2011, we operated 38 CNG fueling stations in total, with 26 CNG fueling stations in Shaanxi Province alone. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan Province will continue to significantly affect our results of operations, as currently the majority of our CNG fueling stations are operating in these regions, and we intend to continue to increase the number of CNG fueling stations we operate in these areas.

Successful launch of our LNG business. On July 16, 2011, we completed the construction of Phase I of our LNG plant in Jingbian County, Shaanxi Province and initiated commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Revenues from the completed LNG plant will not be realized until the third quarter of 2011 and we anticipate significant revenues from Phase I of the LNG project. In addition, Phases II and III of the LNG plant are planned to be completed in December 2015, adding processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. We anticipate significant revenues from the LNG business in the future.

Regulation of natural gas prices in the PRC.  The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission, or the NDRC. Local pricing administrations have the discretion to set natural gas prices within the price range set by the PRC central government. During the fourth quarter of 2010, both the procurement and sales prices of natural gas increased in Shaanxi and Henan Provinces at different levels based on regulatory changes implemented by the PRC government and local pricing administrations. Primarily due to the increase in procurement prices in Henan Province was greater than that in sales prices, our gross margin declined in the second quarter of 2011. In addition, natural gas procurement and sales prices are not uniform across China and may vary from province to province. For example, the prices at which we procure and sell CNG and piped natural gas are usually lower in Shaanxi Province than in Henan Province. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors that are outside of our control, including the regulation of natural gas products both on the national and local levels. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulations over natural gas prices in the PRC.

Government policies encouraging the adoption of cleaner burning fuels.  Our results of operations for the periods covered by this report have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas, for vehicles. As an enterprise engaged in the natural gas industry, our VIE, XXNGC, benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sales infrastructure for natural gas in various policy pronouncements, such as by officially including CNG/gasoline hybrid vehicles in the PRC’s “encouraged development” category. These policies have benefitted our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we intend to continue to expand into the LNG business, and our LNG plant in Jingbian has commenced commercial production and sale, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technologies.

The overall economic growth of China.  We do not export our products and our results of operations are thus substantially affected by various economic factors, including the growth of the natural gas industry in the PRC, the increase in domestic residential, commercial and vehicular consumption, the overall growth of the Chinese economy and related developments. While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and economic sectors. The PRC government has implemented various economic and political policies and laws and regulations to encourage economic development and to guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. For example, our financial results may be adversely affected by government control over capital investments or changes in tax regulations that apply to us. The PRC government has also recently implemented certain measures, including interest rate increases, to control the rate of economic growth. These measures may decrease economic activity in China, including significantly slowing China’s domestic trade markets. Any adverse changes to the policies of the PRC government or the laws and regulations of the PRC could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the six months ended June 30, 2011 and the estimated net operating loss carry-forwards for U.S income tax purposes amounted to $7,336,598 and $4,934,195 as of June 30, 2011 and December 31, 2010, respectively, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized, beginning in 2027 through 2031. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our limited operating history and continuing losses for U.S. income tax purposes. Accordingly, we have provided a 100% valuation allowance at June 30, 2011.

The PRC

Our subsidiary, VIE and its subsidiaries operate in China. Starting January 1, 2008, pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 25%, as compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western portions of China such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC) and Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC ) are subject to the 25% PRC income tax rate. Our effective income tax rate for the six months ended June 30, 2011 and 2010 were approximately 22.7% and 18.1%, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended
	June 30, 2011	June 30, 2010	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$20,272,983	$15,490,300	$4,782,683	30.9%

Natural gas from pipelines	2,012,749	730,703	1,282,046	175.5%

Gasoline	1,974,376	2,033,840	(59,464)	(2.9)%

Installation	2,580,295	2,341,553	238,742	10.2%

Automobile conversion	472,767	539,203	(66,436)	(12.3)%

	$27,313,170	$21,135,599	$6,177,571	29.2%

Revenues. Revenues for the three months ended June 30, 2011 increased to $27,313,169 from $21,135,599 for the three months ended June 30, 2010, an increase of $6,177,570 or 29.2%. We sold natural gas of 49,223,363 cubic meters during the three months ended June 30, 2011, compared to 46,033,415 cubic meters during the three months ended June 30, 2010. We also sold gasoline of 2,045,432 liters during the three months ended June 30, 2011, compared to 2,584,827 liters sold during the three months ended June 30, 2010. For the three months ended June 30, 2011, 88.8% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 11.2% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 30.9% or $4,782,683, to $20,272,983 for the three months ended June 30, 2011, from $15,490,300 for the three months ended June 30, 2010. Natural gas revenue from our fueling stations accounted for 74.2% of our total revenues for the three months ended June 30, 2011, which was the largest contributor among our major business lines. During the three months ended June 30, 2011, we sold 42,551,941 cubic meters of CNG, compared to 42,955,867 cubic meters during the three months ended June 30, 2010, through our fueling stations. Though sales volume decreased over the period sales revenue actually increased, because the average unit selling price per cubic meter increased to $0.48 (RMB 3.13) from $0.37 (RMB 2.49), net of VAT, due to the increase in the sales prices of our natural gas in Shaanxi and Henan Provinces based on regulatory changes implemented by the PRC government during the fourth quarter of 2010. With respect to average sales revenue and volume per station, in the three months ended June 30, 2011, we sold approximately $533,500 and 1,119,788 cubic meters of CNG per station, respectively, compared to approximately $387,257 and 1,073,897 cubic meters, respectively, in the three months ended June 30, 2010.

Natural Gas from Pipelines. Natural gas revenue from our pipelines increased by 175.5%, or $1,282,046, to $2,012,749 for the three months ended June 30, 2011, from $730,703 for the three months ended June 30, 2010, and contributed 7.4% of our total revenues for the three months ended June 30, 2011. As of June 30, 2011, the Company had 116,034 pipeline customers, an increase of 3,691 from 112,343 at June 30, 2010. We sold 6,671,423 cubic meters of natural gas through our pipelines for the three months ended June 30, 2011, compared to 3,077,548 cubic meters for the three months ended June 30, 2010, an increase of 116.8%, which was the primary factor contributing to the growth in our revenue in the three months ended June 30, 2011.

Gasoline. Revenue from gasoline sales decreased by 2.9%, or $59,464, to $1,974,377 for the three months ended June 30, 2011, from $2,033,840 for the three months ended June 30, 2010, and contributed 7.2% of our total revenues for the three months ended June 30, 2011. The decrease was primarily attributable to our closing four of our eight gasoline fueling stations during the fourth quarter of 2010.

Installation Services. Revenue from installation services increased by 10.2%, or $238,742 to $2,580,295 for the three months ended June 30, 2011, from $2,341,553 for the three months ended June 30, 2010, and contributed 9.4% of our total revenues for the three months ended June 30, 2011. Revenue from our four largest customers accounted for 20.1%, 13.9%, 12.4% and 10.8%, respectively, of our installation revenue for the three months ended June 30, 2011.

Auto Conversion Services. Revenue from our auto conversion services decreased by 12.3%, or $66,436, to $472,767 for the three months ended June 30, 2011, from $539,203 for the three months ended June 30, 2010, and contributed 1.7% of our total revenue s for the three months ended June 30, 2011. The decrease was primarily due to the intensified competition in a considerably saturated market.

Cost of Revenue

The following table sets forth a breakdown of our costs of revenue for the periods indicated:

	Three Months Ended		Increase / (decrease) in	Increase /
	June 30, 2011	June 30, 2010	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$11,340,497	$7,847,102	$3,493,395	44.5%

Natural gas from pipelines	1,529,953	510,888	1,019,065	199.5%

Gasoline	1,902,709	1,910,294	(7,585)	(0.4)%

Installation	1,014,557	925,145	89,412	9.7%

Automobile conversion	294,359	326,638	(32,279)	(9.9)%

	$16,082,075	$11,520,067	$4,562,008	39.6%

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

Our cost of revenue for the three months ended June 30, 2011 was $16,082,075, an increase of $4,562,008 or 39.6%, from $11,520,067 for the three months ended June 30, 2010, mainly attributable to an increase in average procurement costs. Our average procurement price of natural gas per cubic meter increased to $0.26 (RMB 1.70) for the three months ended June 30, 2011 from $0.18 (RMB 1.23) for the comparable period in 2010. Over the same period, our total revenues increased by 29.2%.

Natural Gas from Fueling Stations. Costs of revenue of our natural gas sold through our fueling stations increased by 44.5%, or $3,493,395 to $11,340,497 for the three months ended June 30, 2011, from $7,847,102 for the three months ended June 30, 2010. The increase was primarily due to the increase in average procurement costs per cubic meter from $0.18 (RMB 1.23), net of VAT, for the three months ended June 30, 2010, to $0.27 (RMB 1.76), net of VAT, for the three months ended June 30, 2011. However, the average procurement cost remained below the natural gas average retail price of $0.48 (RMB 3.13) per cubic meter, net of VAT, for the three months ended June 30, 2010 and 2011, respectively.

Natural Gas from Pipelines. Costs of revenue for natural gas sold through our pipelines increased by 199.5%, or $1,019,065, to $1,529,953 for the three months ended June 30, 2011, from $510,888 for the three months ended June 30, 2010. The increase was basically consistent with growth in sales revenue.

Gasoline. Costs of our gasoline revenue decreased by 0.4%, to $1,902,709 for the three months ended June 30, 2011, from $1,910,294 for the three months ended June 30, 2010. The decrease was primarily due to our closure of four of our eight gasoline fueling stations in the fourth quarter of 2010.

Installation Services. Costs of revenue from our installation services increased by 9.7%, or $89,412, to $1,014,557 for the three months ended June 30, 2011, compared to $925,145 for the three months ended June 30, 2010, primarily as a result of the increase in the number of our pipeline customers.

Auto Conversion Services. Costs of our auto conversion revenue decreased by 9.9%, or $32,279, to $294,359 for the three months ended June 30, 2011, compared to $326,638 for the three months ended June 30, 2010. The decrease was primarily due to intensified competition in a considerably saturated market.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Three Months Ended		Increase	Increase (decrease)
	June 30, 2011	June 30, 2010	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$8,932,484	$7,643,198	$1,289,286	16.9%

Natural gas from pipelines	482,796	219,815	262,981	119.6%

Gasoline	71,668	123,546	(51,878)	(42.0)%

Installation	1,565,738	1,416,408	149,330	10.5%

Automobile conversion	178,408	212,565	(34,157)	(16.1)%

	$11,231,094	$9,615,532	$1,615,562	16.8%

We earned a gross profit of $11,231,094 for the three months ended June 30, 2011, an increase of $1,615,562, or 16.8%, from $9,615,532 for the three months ended June 30, 2010. The increase in gross profit was consistent with the increase in sales revenues, although our gross profit margin decreased as described below.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 49.3% for the three months ended June 30, 2010 to 44.1% for the three months ended June 30, 2011, primarily due to our average purchasing cost of natural gas increasing at a greater rate than our average sales price of natural gas.

Gross margin for natural gas sold through pipelines decreased from 30.1% for the three months ended June 30, 2010 to 24.0% for the three months ended June 30, 2011, primarily due to our average purchasing cost of natural gas increasing at a greater rate than our average sales price of natural gas.

Gross margin for gasoline sales decreased to 3.6% for the three months ended June 30, 2011, from 6.1% for the three months ended June 30, 2010, primarily due to a larger portion of the gasoline sales being made to industrial customers at wholesale prices, which were usually lower than the retail prices we offered to individual customers.

Gross margin for our installation business increased slightly to 60.7% for the three months ended June 30, 2011 from 60.5% for the three months ended June 30, 2010.

Gross margin for our auto conversion business decreased to 37.7% for the three months ended June 30, 2011, from 39.4% for the three months ended June 30, 2010, due to intensified competition in the market.

Our total gross margin decreased to 41.1% for the three months ended June 30, 2011 from 45.5% for the three months ended June 30, 2010, primarily due to the growth rate of sales revenue being lower than that of costs of revenue, which was primarily attributable to the material increase in the average purchasing cost of natural gas.

Operating expenses

We incurred operating expenses of $5,893,197 for the three months ended June 30, 2011, an increase of $924,339, or 18.6%, from $4,968,858 for the three months ended June 30, 2010.

Selling expenses increased by $986,420, or 32.3%, to $4,041,412 for the three months ended June 30, 2011, from $3,054,992 for the three months ended June 30, 2010, primarily due to the increase of $386,179 in salaries, $309,085 in depreciation and $100,072 in rental expense.

General and administrative expenses decreased by $62,081, or 3.2%, to $1,851,785, for the three months ended June 30, 2011, from $1,913,866 for three months ended June 30, 2010, primarily attributable to the decrease of $702,428 in non-cash expense of stock options granted to employees pursuant to our employee stock option plan in the comparable period in 2010, offset mainly by the increase of $409,042.77 in legal fees and $230,392.56 in auditing fees. An analysis by region or entity demonstrates that the general and administrative expenses for our operations in Hubei and Shaanxi Provinces, and the management expenses of JBLNG, a wholly owned subsidiary of XXNGC, increased, primarily due to the rapid growth and expansion of these entities.

Income from Operations and Operating Margin

Income from operations increased by $691,223 or 14.9%, to $5,337,897 for the three months ended June 30, 2011, from $4,646,674 for the three months ended June 30, 2010, primarily attributable to the increase in revenue. Our operating margin for the three months ended June 30, 2011 was 19.5%, compared to 22.0% for the three months ended June 30, 2010.

Non-Operating Income (Expense)

Non-operating income was $119,806 for the three months ended June 30, 2011, compared to $887,440 for the three months ended June 30, 2010, primarily due to the change in fair value of our outstanding warrants that decreased to $123,630 for the three months ended June 30, 2011 from $665,115 for the three months ended June 30, 2010.

Provision for Income Tax

Income tax was $1,064,018 for the three months ended June 30, 2011, compared to $973,611 for the three months ended June 30, 2010. Although the change in the amount of income tax was not material, the effective income tax rate rose from 17.6% to 19.5% in this period. The increase in the effective income tax rate was primarily attributable to certain subsidiaries of the VIE being in a start-up, non-operational stage (such as SJLNG and HBXNGC) and were not generating any revenue in the second quarter of 2011. These subsidiaries of the VIE, however, incurred considerable amounts of selling expenses and general and administrative expenses for the period, materially reducing the amount of income before tax, the denominator in the calculation of the effective income tax rate. As a result, the effective income tax rate for the three months ended June 30, 2011 rose materially.

Net Income

Net income decreased by $166,818, or 3.7%, to $4,393,685 for the three months ended June 30, 2011, from $4,560,503 for the three months ended June 30, 2010, consistent with the various applicable factors previously discussed. Net margin decreased to 16.1% for the three months ended June 30, 2011, compared to 21.6% for the three months ended June 30, 2010, primarily due to our average purchasing cost of natural gas increasing at a higher rate than our average sales price of natural gas and the increase in operating expenses.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Six months Ended
	June 30, 2011	June 30, 2010	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$38,529,404	$30,119,910	$8,409,494	27.9%

Natural gas from pipelines	4,104,156	1,584,722	2,519,434	159.0%

Gasoline	3,281,550	3,502,656	(221,106)	(6.3)%

Installation	4,591,989	4,349,327	242,662	5.6%

Automobile conversion	914,178	945,807	(31,629)	(3.3)%

	$51,421,277	$40,502,422	$10,918,855	27.0%

Revenues. Revenues for the six months ended June 30, 2011 increased to $51,421,277 from $40,502,422 for the six months ended June 30, 2010, an increase of $10,918,855 or 27.0%. We sold natural gas of 95,129,765 cubic meters during the six months ended June 30, 2011, compared to 90,194,696 cubic meters during the six months ended June 30, 2010. We also sold gasoline of 3,540,447 liters during the six months ended June 30, 2011, compared to 4,513,861 liters sold during the six months ended June 30, 2010. For the six months ended June 30, 2011, 89.3% of our revenues was generated from the sales of natural gas and gasoline, and the remaining 10.7% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 27.9% or $8,409,494, to $38,529,404 for the six months ended June 30, 2011, from $30,119,910 for the six months ended June 30, 2010. Natural gas revenue from our fueling stations accounted for 74.9% of our total revenues for the six months ended June 30, 2011, which was the largest contributor among our major business lines. During the six months ended June 30, 2011, we sold 81,337,088 cubic meters of  CNG, compared to 83,548,324 cubic meters during the six months ended June 30, 2010, through our fueling stations. Although sales volume decreased during the six months ended June 30, 2011, sales  revenue actually increased, because the average unit selling price per cubic meter increased to $0.47 (RMB 3.07) from $0.37 (RMB 2.49), net of VAT, due to the increase in the sales prices of our natural gas in Shaanxi and Henan Provinces based on regulatory changes implemented by the PRC government during the fourth quarter of 2010. With respect to average sales revenue and volume per station, in the six months ended June 30, 2011, we sold approximately $1,013,932 and 2,140,450 cubic meters of CNG per station, respectively, compared to approximately $792,629 and 2,198,640 cubic meters, respectively, in the six months ended June 30, 2010.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 159.0%, or $2,519,434 to $4,104,156 for the six months ended June 30, 2011, from $1,584,722 for the six months ended June 30, 2010, and contributed 8.0% of our total revenues for the six months ended June 30, 2011. As of June 30, 2011, we had 116,034 pipeline customers, an increase of 3,691 from 112,343 at June 30, 2010. We sold 13,792,677 cubic meters of natural gas through our pipelines for the six months ended June 30, 2011, compared to 6,646,372 cubic meters for the six months ended June 30, 2010, an increase of 107.5%, which was the primary factor contributing to the growth in our revenue in the six months ended June 30, 2011.

Gasoline. Revenue from gasoline sales decreased by 6.3%, or $221,106 to $3,281,550 for the six months ended June 30, 2011, compared to $3,502,656 for the six months ended June 30, 2010, and contributed 6.4% of our total revenues for the six months ended June 30, 2011. The decrease was primarily attributable to our closing four of our eight gasoline fueling stations during the fourth quarter of 2010.

Installation Services. Revenue from installation services increased by 5.6%, or $242,662, to $4,591,989 for the six months ended June 30, 2011, from $4,349,327 for the six months ended June 30, 2010, and contributed 8.9% of our total revenues for the six months ended June 30, 2011. Revenue from our four largest customers accounted for 12.7%, 11.2%, 10.9% and 7.8%, respectively, of our installation revenue for the six months ended June 30, 2011.

Auto Conversion Services. Revenue from our auto conversion services decreased by 3.3%, or $31,629, to $914,178 for the six months ended June 30, 2011, from $945,807 for the six months ended June 30, 2010, and contributed 1.8% of our total revenue s for the six months ended June 30, 2011. The decrease was primarily due to the intensified competition in a considerably saturated market.

Cost of Revenue

The following table sets forth a breakdown of our costs of revenue for the periods indicated:

	Six months Ended		Increase / (decrease) in	Increase /
	June 30, 2011	June 30, 2010	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$21,823,450	$15,119,238	$6,704,212	44.3%

Natural gas from pipelines	3,146,450	1,103,406	2,043,044	185.2%

Gasoline	3,127,433	3,277,572	(150,139)	(4.6)%

Installation	1,802,921	1,723,199	79,722	4.6%

Automobile conversion	569,627	568,507	1,120	0.2%

	$30,469,881	$21,791,922	$8,677,959	39.8%

Cost of revenue. Our cost of revenue consists of the cost of natural gas and gasoline sold, installation and other costs. Cost of natural gas and gasoline sold consists of the costs of purchases from our suppliers. Cost of installation and others includes the expenditures that were incurred to connect customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas-fueled hybrid vehicles.

Our cost of revenue for the six months ended June 30, 2011 was $30,469,881, an increase of $8,677,959, or 39.8%, from $21,791,922 for the six months ended June 30, 2010, mainly attributable to the increase in average procurement costs. Our average procurement costs per cubic meter of natural gas increased to $0.26 (RMB1.70) for the six months ended June 30, 2011 from $0.18 (RMB 1.23) for the comparable period in 2010. As a comparison, our total revenues increased by 27.0% for the six months ended June 30, 2011 from the six months ended June 30, 2010.

Natural Gas from Fueling Stations. Costs of revenue of our natural gas sold through our fueling stations increased by 44.3%, or $6,704,212, to $21,823,450 for the six months ended June 30, 2011, from $15,119,238 for the six months ended June 30, 2010. The increase was primarily due to the increase in average procurement costs per cubic meter from $0.18 (RMB 1.23), net of VAT, for the six months ended June 30, 2010, to $0.27 (RMB 1.76), net of VAT, for the six months ended June 30, 2011. However, the average procurement cost remained below the natural gas average retail price of $0.47 (RMB 3.07), net of VAT per cubic meter, for each of the six months ended June 30, 2010 and 2011.

Natural Gas from Pipelines. Costs of revenue for natural gas sold through our pipelines increased by 185.2%, or $2,043,044, to $3,146,450 for the six months ended June 30, 2011, from $1,103,406 for the six months ended June 30, 2010. The increase was generally consistent with growth in sales revenue.

Gasoline. Costs of our gasoline revenue decreased by 4.6%, to $3,127,433, for the six months ended June 30, 2011, from $3,277,572 for the six months ended June 30, 2010. The decrease was primarily due to our closure of four of our eight gasoline fueling stations in the fourth quarter of 2010.

Installation Services. Costs of revenue from our installation services increased by 4.6%, or $79,722 to $1,802,921 for the six months ended June 30, 2011, compared to $1,723,199 for the six months ended June 30, 2010, primarily as a result of the increase in the number of our pipeline customers.

Auto Conversion Services. Costs of our auto conversion revenue increased by 0.2%, or $1,120 to $569,627 for the six months ended June 30, 2011, compared to $568,507 for the six months ended June 30, 2010.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Six months Ended		Increase	Increase (decrease)
	June 30, 2011	June 30, 2010	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$16,705,954	$15,000,672	$1,705,282	11.4%

Natural gas from pipelines	957,706	481,316	476,390	99.0%

Gasoline	154,117	225,084	(70,967)	(31.5)%

Installation	2,789,068	2,626,128	162,940	6.2%

Automobile conversion	344,551	377,300	(32,749)	(8.7)%

	$20,951,396	$18,710,500	$2,240,896	12.0%

We earned a gross profit of $20,951,396 for the six months ended June 30, 2011, an increase of $2,240,896 or 12.0%, from $18,710,500 for the six months ended June 30, 2010. The increase in gross profit was primarily attributable to the increase in sales revenues, although our gross profit margin decreased.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 49.8% for the six months ended June 30, 2010 to 43.4% for the six months ended June 30, 2011, primarily due to our average purchasing cost of natural gas increasing at a greater rate than our average sales price of natural gas.

Gross margin for natural gas sold through pipelines decreased from 30.4% for the six months ended June 30, 2010 to 23.3% for the six months ended June 30, 2011, primarily because our average purchasing cost of natural gas had increased at a greater rate than our average sales price of natural gas.

Gross margin for gasoline sales decreased to 4.7% for the six months ended June 30, 2011, from 6.4% for the six months ended June 30, 2010, primarily due to a larger portion of the gasoline sales being made to industrial customers at wholesale prices, which were usually lower than the retail prices we offered to individual customers.

Gross margin for our installation business increased slightly to 60.7% for the six months ended June 30, 2011 from 60.4% for the six months ended June 30, 2010.

Gross margin for our auto conversion business decreased to 37.7% for the six months ended June 30, 2011, from 39.9% for the six months ended June 30, 2010, due to intensified competition in the market.

Our total gross margin decreased to 40.7% for the six months ended June 30, 2011 from 46.2% for the six months ended June 30, 2010. The decrease was primarily due to the growth rate of sales revenue being lower than that of cost of revenue, which was primarily attributable to the material increase in the average purchasing cost of natural gas.

Operating expenses

We incurred operating expenses of $12,384,089 for the six months ended June 30, 2011, an increase of $2,705,785, or 28.0%, from $9,678,304 for the six months ended June 30, 2010.

Selling expenses increased by $1,674,551, or 28.2%, to $7,621,333 for the six months ended June 30, 2011, from $5,946,782 for the six months ended June 30, 2010, primarily due to the increase of $683,610 in salaries of the general staff of the Company as a result of raised salary standard and $640,900 in depreciation.

General and administrative expenses increased by $1,031,234, or 27.6%, from $3,731,522 for the six months ended June 30, 2010 to $4,762,756 for the six months ended June 30, 2011, primarily attributable to $1,196,992 in legal fees and $327,527 in consulting fees incurred in connection with a class action lawsuit brought against us and $244,490 in salaries of our general staff as a result of an increase in salary standards, offset mainly by the decrease of $594,370.00 in stock-based compensation. An analysis by region or entity demonstrates that the general and administrative expenses for our operations in Hubei and Shaanxi Provinces, and the management expenses of SJLNG, a wholly owned subsidiary of XXNGC, increased, primarily due to the rapid growth and expansion of these entities.

Income from Operations and Operating Margin

Income from operations decreased by $464,889, or 5.1%, to $8,567,307 for the six months ended June 30, 2011, from $9,032,196 for the six months ended June 30, 2010, primarily attributable to the increase in procurement costs and operating expenses. Our operating margin for the six months ended June 30, 2011 was 16.7%, compared to 22.3% for the six months ended June 30, 2010.

Non-Operating Income (Expense)

Non-operating income was $331,881 for the six months ended June 30, 2011, compared to $1,408,333 for the six months ended June 30, 2010. The change was primarily due to the change in fair value of our outstanding warrants that decreased to $239,810 for the six months ended June 30, 2011 from $1,058,183 for the six months ended June 30, 2010.

Provision for Income Tax

Income tax was $2,019,671 for the six months ended June 30, 2011, compared to $1,884,756 for the six months ended June 30, 2010. Although the change in the amount of income tax expense was not material, the effective income tax rate increased from 18.1% to 22.7% in this period. The increase in the effective income tax rate was primarily attributable to certain subsidiaries of the VIE being in a start-up, non-operational stage (such as SJLNG and HBXNGC) and were not generating any revenue or profit in the first half of 2011. These subsidiaries of the VIE, however, incurred considerable amounts of selling expenses and general and administrative expenses for the period, materially reducing the amount of income before tax, the denominator in the calculation of the effective income tax rate. As a result, the effective income tax rate for the six months ended June 20, 2011 rose materially.

Net Income

Net income decreased by $1,676,256 or 19.6%, to $6,879,517 for the six months ended June 30, 2011, compared to $8,555,773 for the six months ended June 30, 2010, consistent with the various applicable factors previously discussed. Net margin decreased to 13.4% for the six months ended June 30, 2011, from 21.1% for the six months ended June 30, 2010, primarily due to increased purchasing costs of natural gas at a higher rate than that of our sales prices and increased operating expenses.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. In 2008, we sold senior notes with a face value of $40 million to Abax Lotus Ltd. In September 2009, we completed a secondary offering of common stock with gross proceeds of approximately $57 million. Our principal uses of cash have been, and are expected to continue to be, working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian County, Shaanxi Province and other projects.  As a result of the repayment of 8.3333% of the principal of the Abax Senior Notes, the repayment of 25% of the principal of the loan from Shanghai Pudong Development Bank, and the repayment of  the short-term loans from Mr. Hao Qu, each of which being due within one year, our current liabilities were larger than current assets as of June 30, 2011, resulting in a negative working capital.

As of June 30, 2011, we had $12,221,545 of cash and cash equivalents on hand, compared to $10,046,249 of cash and cash equivalents as of December 31, 2010. The increase was primarily attributable to the increase in unearned revenue, the reduction in advances to suppliers and the decrease in investments in construction in progress for the JBLNG project.

Net cash provided by operating activities was $12,724,028 for the six months ended June 30, 2011, compared to $10,881,038 for the six months ended June 30, 2010. The increase was primarily due to the increase in unearned revenue and the reduction in prepaid expense and other current assets.

Net cash used in investing activities decreased from $34,846,421 for the six months ended June 30, 2010 to $14,596,497 for the comparable period in 2011. The decrease was primarily due to a lack of business acquisitions for the six months ended June 30, 2011 and the decrease in payment for intangible assets, in addition to investments in construction in progress for the JBLNG project being greatly reduced, as the investments for phase I of this project had been mostly completed by the end of 2010.

Net cash from financing activities was $3,755,520 for the six months ended June 30, 2011, primarily generated from short-term borrowings from Mr. Hao Qu, a senior management member and a shareholder of the Company, and the short-term borrowings from our joint venture company, Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd.  On a comparable basis, net cash from financing activities was $18,279,001 for the six months ended June 30, 2010, primarily attributable to the proceeds from the exercise of stock options and the long-term borrowing from Shanghai Pudong Development Bank.

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

Capital Expenditures

Our planned capital expenditures as of June 30, 2011 were approximately $216.1 million through December 2015, the majority of which were to be incurred in connection with Phases II and III of the LNG plant in Jingbian County, Shaanxi Province, the construction or acquisition of additional fueling stations and compressor stations and the construction of the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures through cash flows from operations as well as through potential equity and debt offerings.

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

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $18,564,000 to JBLNG. SPDB transferred $13,923,000 and $4,641,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing from the second year. As the People’s Bank of China adjusted the standard interest rate twice in October and December 2010, respectively, since January 1, 2011, the interest rate of these loans has been adjusted to 6.22%. As the People’s Bank of China adjusted the standard interest rate in February, April and July, 2011, beginning January 1, 2012 the interest rate of these loans will be 6.90%. The loan period is 58 months from the date of effectiveness of the contract, and will be repaid annually, with the last repayment to be no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within the PRC.

Contractual Obligations

Our contractual obligations are as follows:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
			(in thousands)
Long-term debt obligations(1)	$40,000	$3,333	$36,667	$	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations(2)	42,908	1,208	4,047	4,355	33,298
Purchase obligations(3)	10,012	10,012	-	-	-
Other long-term liabilities reflected on balance sheet(4)	17,500	-	-	17,500	-
Long-term loan	18,564	4,641	9,282	4,641	-

Total	$128,984	$19,194	$49,996	$26,496	$33,298

(1) Please refer to Note 4 to our consolidated financial statements for the three and six months ended June 30, 2011.

(2) We entered into a series of long-term lease agreements with outside parties to lease land use rights for the self-built natural gas fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. We make annual prepayments for most lease agreements. We also entered into two office leases in Xi’an, the PRC, one office lease in Jingbian County, Shaanxi Province, one office lease in Wuhan, Hubei Province, and one office lease in New York, New York, United States of America (“USA”).

(3) We have purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other construction in progress projects.

(4) The $17,500,000 reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. Abax is entitled to require us to purchase back the portion of warrants not exercised upon expiration.

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of June 30, 2011, we maintained long-term natural gas purchase agreements with two of our vendors, Huojia Hualong Petrochemical Co., Ltd. (“Huojia Hualong”) and Qinshui Lanyan Coal Bed Methane Co., Ltd. (“Qinshui Lanyan”).  We do not expect any issues or difficulties in renewing our supply contracts with these vendors going forward.

We continued to seek lower-cost sources of supply and did not have natural gas purchase commitments with any suppliers except Qinshui Lanyan. Pursuant to the agreement with Qinshui Lanyan, we should purchase from Qinshui Lanyan a daily volume of approximately 200,000 cubic meters of coal bed gas. Prices of natural gas are strictly controlled by the PRC government.

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

Foreign Currency Translations

Our reporting currency is the U.S. dollar (“USD”). The functional currency of XXNGC and XXNGC’s PRC subsidiaries and, therefore, the functional currency of the Company, is the RMB. The results of operations and financial position of XXNGC and our and XXNGC’s PRC subsidiaries are translated to USD using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

The balance sheet amounts, with the exception of equity, were translated at the June 30, 2011 exchange rate of RMB 6.46 to $1.00 as compared to RMB 6.59 to $1.00 at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flows statement amounts for the six months ended June 30, 2011 and 2010 were RMB 6.53 and RMB 6.82 to $1.00, respectively.

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

Construction in Progress

Construction in progress consists of (1) the costs for constructing CNG fueling stations, the liquefied natural gas, or LNG, project in Jingbian County, and the natural gas infrastructure project in Xi’an International Port District and (2) other construction in progress costs, including technology licensing fees, equipment purchases, land use rights requisition cost, capitalized interest and other construction fees. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at June 30, 2011 and 2010, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2011 and 2010.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had interest-bearing long-term and short-term debts outstanding in an aggregate of $60,883,945 at June 30, 2011. The fixed-rate long-term debt, or the notes payable to Apax of $40,000,000, is due in installments beginning in July 2011 through January 2014. The fixed-rate short-term debt, or the loan from a related party, of $2,319,945, is due in 2012. The remaining balance in the amount of $18,564,000, or the loan from Pudong Development Bank, bears interest at floating rates, and is due between 2012 and 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rate Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the stockholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a $4,442,292 foreign currency translation gains to increase our equity account for the six months ended June 30, 2011, to reflect the net impact of the fluctuation of RMB against USD.

Legal Proceedings Risk

The Company and certain of its officers and directors have been named as defendants in a putative class action lawsuit alleging violations of the federal securities laws. Two motions for appointment of lead plaintiff and approval of selection of lead counsel were filed. On June 29, 2011, the court denied without prejudice both motions and ordered supplemental briefs from the motion filers on or before July 12, 2011. We intend to defend this case vigorously. We currently cannot estimate the outcome of this litigation as of the date of this report.

On June 29, 2010, regarding the lawsuit filed by a former member of the board of directors on June 16, 2008 (as previously described in Part I, Item 3 (Legal Proceedings) in the Annual Report on Form 10-K for the year ended December 31, 2010), the Court of Appeals of New York denied the plaintiff’s motion for leave to appeal.

Other than described above, there have been no material changes from the legal proceedings disclosed in Part I, Item 3 (Legal Proceedings) contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the three months ended June 30, 2011, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the three months ended June 30, 2011:

•
The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2010), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at June 30, 2011 were not effective.

Management’s Remediation Initiatives

In response to the above identified material weakness and to strengthen our internal control over financial reporting, we are considering the initiative to engage additional personnel with U.S. GAAP expertise to help to prepare our consolidated financial statements.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Other than described below, there have been no material developments in the legal proceedings in which we were involved during the three months and six months ended June 30, 2011. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

a)
Vandevelde v. China Natural Gas, Inc., et al. (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, plaintiff Maxwell Vandevelde filed a putative class action against the Company and certain of its officers and directors. The complaint alleges that defendants violated U.S. federal securities laws for failing to disclose material facts regarding its financial well-being. The suit seeks unspecified monetary damages. On June 29, 2011, after reviewing the competing motions filed by Richard Crippa (“Crippa”) and Robert Skeway (“Skeway”) for appointment as lead plaintiff and approval of selection of lead counsel, United States District Court for the District of Delaware denied without prejudice both motions and ordered Crippa and Skeway to submit supplemental briefs on or before July 12, 2011.

The Company intends to defend this case vigorously. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

b)
Garner v. China Natural Gas, Inc. et al. (Case No. 2010-591). On June 16, 2008, James A. Garner, a former independent member of the Company’s board filed a lawsuit against the Company and two other board members in New York State Supreme Court, Nassau County.  The plaintiff alleges violations of Labor Law § 740, defamation, breach of contract, and fraud.  The court ordered the Company to issue 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws and dismissed all of plaintiff's remaining claims. On June 29, 2010, the Court of Appeals of New York denied plaintiff’s motion for leave to appeal.

In addition, the Company is involved in disputes and legal actions from time to time in the ordinary course of our business. The Company does not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our operations.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in the Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 Annual Report on Form 10-K , or the 2010 Annual Report on Form 10-K. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the 2010 Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Index to Exhibits

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

China Natural Gas, Inc.

August 8, 2011	By:	/s/ Qinan Ji
Qinan Ji
Chief Executive Officer
(Principal Executive Officer)

August 8, 2011	By:	/s/ Bode Xu
Bode Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)