Form 10-Q
period 2011-09-30
China Natural Gas, Inc.
filed 2011-11-14
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock as of Nov. 8, 2011 was 21,458,654.

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,213,236	$10,046,249
Accounts receivable, net	2,023,046	1,821,595
Other receivables	539,521	188,364
Employee advances	287,279	302,532
Inventories	2,085,768	815,884
Advances to suppliers	6,928,676	8,434,995
Prepaid expense and other current assets	4,540,379	4,249,353
Total current assets	27,617,905	25,858,972

Investment in unconsolidated joint ventures	1,565,000	1,517,000
Property and equipment, net	175,431,253	82,769,171
Construction in progress	39,965,531	116,569,871
Deferred financing cost, net	619,792	927,166
Other assets	30,750,525	19,806,375
TOTAL ASSETS	$275,950,006	$247,448,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current maturities	$7,529,330	$2,551,306
Long-term debt - current portion	4,695,000	-
Accounts payable and accrued liabilities	7,563,468	5,428,669
Other payable - related party	782,500	-
Short-term borrowing - related party	2,319,945	-
Unearned revenue	5,671,402	2,376,563
Accrued interest	532,495	646,528
Taxes payable	2,921,975	2,377,765
Total current liabilities	32,016,115	13,380,831

LONG-TERM LIABILITIES:
Notes payable, net of current portion	22,587,989	28,064,363
Long-term debt	14,085,000	18,204,000
Derivative liabilities – warrants	17,500,285	17,752,066
Total long-term liabilities	54,173,274	64,020,429
Total liabilities	86,189,389	77,401,260

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 and 21,321,904 issued and outstanding at September 30, 2011 and December 31,2010, respectively	2,145	2,132
Additional paid-in capital	82,761,447	81,611,763
Accumulated other comprehensive income	22,806,158	15,667,145
Statutory reserves	9,579,928	7,918,634
Retained earnings	74,610,939	64,847,621
Total stockholders' equity	189,760,617	170,047,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$275,950,006	$247,448,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Natural gas	$32,225,481	$17,836,178	$74,859,041	49,540,810
Gasoline	1,508,657	1,904,357	4,790,207	5,407,013
Installation and others	3,163,237	2,585,939	8,669,404	7,881,073
	36,897,375	22,326,474	88,318,652	62,828,896

Cost of revenues
Natural gas	19,893,643	9,904,265	44,863,543	26,126,909
Gasoline	1,461,302	1,798,825	4,588,735	5,076,397
Installation and others	1,363,506	1,234,189	3,736,054	3,525,895
	22,718,451	12,937,279	53,188,332	34,729,201

Gross profit	14,178,924	9,389,195	35,130,320	28,099,695

Operating expenses
Selling	4,667,132	3,663,654	12,288,465	9,610,436
General and administrative	2,513,296	1,732,058	7,276,052	5,463,580
	7,180,428	5,395,712	19,564,517	15,074,016

Income from operations	6,998,496	3,993,483	15,565,803	13,025,679

Non-operating income (expense):
Interest income	12,403	49,403	28,323	398,790
Interest expense	(465,236)	-	(469,902)	-
Other (expense) income, net	(62,059)	(18,914)	25,806	24,624
Change in fair value of warrants	11,971	449,820	251,781	1,508,003
Foreign currency exchange loss	(421,031)	(54,167)	(428,079)	(96,942)
	(923,952)	426,142	(592,071)	1,834,475

Income before income tax	6,074,544	4,419,625	14,973,732	14,860,154

Provision for income tax	1,529,451	834,783	3,549,122	2,719,539

Net income	4,545,093	3,584,842	11,424,610	12,140,615

Other comprehensive income
Foreign currency translation gain	2,696,721	3,302,747	7,139,013	4,061,751
Comprehensive income	$7,241,814	$6,887,589	$18,563,623	$16,202,366

Weighted average shares outstanding
Basic	21,458,654	21,321,904	21,403,052	21,251,882
Diluted	21,458,654	21,422,527	21,403,052	21,532,612

Earnings per share
Basic	$0.21	$0.17	$0.53	0.57
Diluted	$0.21	$0.17	$0.53	0.56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Net income	$11,424,610	$12,140,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,271,846	4,798,446
Provision for doubtful accounts	6,759	129,167
Gain on disposal of equipment	(3,366)	-
Stock-based compensation	479,622	1,075,315
Change in fair value of warrants	(251,781)	(1,508,003)
Change in assets and liabilities:
Accounts receivable	(148,404)	(200,764)
Other receivables	(339,992)	561,238
Employee advances	24,019	40,640
Inventories	(1,011,663)	(82,178)
Advances to suppliers	(5,863,429)	(1,993,592)
Prepaid expense and other current assets	(313,404)	(2,778,533)
Accounts payable and accrued liabilities	1,953,199	1,708,603
Unearned revenue	3,171,096	363,203
Accrued interest	(114,033)	(650,637)
Taxes payable	461,903	(69,060)
Net cash provided by operating activities	15,746,982	13,534,460

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of property and equipment	(6,568,845)	(6,557,183)
Proceeds from sales of property and equipment	16,896	-
Loan to related party	-	(9,858,240)
Loans to third party	-	(4,401,000)
Repayment of loan receivable - related party	-	9,858,240
Repayment of loans receivable - third party	-	4,695,200
Additions to construction in progress	(7,884,773)	(22,433,455)
Prepayment on long-term assets	(805,522)	(8,323,603)
Payment for acquisition of business	-	(3,648,080)
Return of acquisition deposit	-	1,618,100
Payment for intangible assets	(189,327)	(4,882,939)
Payment for land use rights	-	(1,765,200)

Net cash used in investing activities	(15,431,571)	(45,698,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	670,075	676,200
Proceeds from short-term debt and other payable, related parties	3,090,647	1,323,900
Proceeds from long-term debt	-	17,652,000
Repayment of senior notes	(3,333,334)	-
Net cash provided by financing activities	427,388	19,652,100

Effect of exchange rate changes on cash and cash equivalents	424,188	674,799

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,166,987	(11,836,801)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,046,249	48,177,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,213,236	$36,340,993

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest	$3,004,095	$2,629,926
Income taxes paid	$3,142,069	$3,012,334

Non-cash transactions for investing and financing activities:
Construction material transferred to construction in progress	$6,210,629	$-
Construction in progress transferred to property and equipment	$93,297,528	$4,143,807
Construction in progress transferred to intangible assets	$11,611,672	$-
Advances to suppliers transferred to construction in process	$7,609,906	$-
Other assets transferred to construction in progress	$2,342,356	$15,924,502
Capitalized interest - amortization of discount of notes payable and issuance cost	$3,142,357	$2,731,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations, tankers and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE.  Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“XXABC”), Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd (“JV”) and Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”).

On July 16, 2011, our JBLNG plant successfully completed trial operation and commenced commercial production and sale.

On June 28, 2011, XXNGC entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”). XTJH is in the business of retail sale of natural gas and gasoline, and it owns and operates a station selling natural gas and gasoline in Xiantao, Hubei Province. Pursuant to the Transfer Agreement, XXNGC will acquire a 58.5284% equity interest in XTJH for a total purchase price of approximately $1,909,000. The effectiveness of the Transfer Agreement is subject to the satisfaction of all the following conditions:

•
the transferor, or the shareholders of XTJH, as applicable, must satisfy each of the items provided for in Article 2 of the Transfer Agreement, which includes providing relevant corporate certificates and documents of XTJH to XXNGC and providing approvals from government authorities for the construction of a building of XTJH’s;

•	the Transfer Agreement must be approved at a General Meeting of Shareholders of XTJH;
•	the Transfer Agreement must be notarized by the Notary Public Office of the City of Xiantao.

All terms above must be satisfied in order to complete the transaction. On October 19, 2011, the Company paid an installment of $688,600 (RMB 4,400,000) towards the purchase of the equity interest in XTJH.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements include all adjustments, including all normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as amended and filed on June 14, 2011.

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

Consolidation of Variable Interest Entity

In accordance with the accounting standard regarding consolidations, VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. Any VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. Management makes ongoing reassessments of whether the Company is the primary beneficiary of XXNGC.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The functional currency of XXNGC and the Company’s and XXNGC’s PRC subsidiaries is the Chinese Renminbi (“RMB”). The results of operations and financial position of XXNGC and the Company’s and XXNGC’s PRC subsidiaries are translated to U.S. dollars using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

The balance sheet amounts, with the exception of equity, were translated at the September 30, 2011 exchange rate of RMB 6.39 to $1.00 as compared to RMB 6.59 to $1.00 at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2011 and 2010 were RMB 6.49 and RMB 6.80 to $1.00, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.   Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are allowed for when management has determined that the likelihood of collection is not probable. Uncollectible receivables are written off against the allowance for doubtful accounts when identified. We recorded allowances for doubtful accounts of $22,520 and $15,177 as of September 30, 2011 and December 31, 2010, respectively.

Inventories

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis. Management compares the cost of inventories with the market value, and writes down the inventories to their market value, if lower than cost. Inventories consist of material used in the construction of pipelines and material used in repairing and modifying vehicles.  Inventories also consist of gasoline.

The following are the details of the inventories:

	September 30, 2011	December 31, 2010
Materials and supplies	$1,915,362	$524,934
Finished goods	170,406	290,950
	$2,085,768	$815,884

Investments in Unconsolidated Joint Ventures

Investee companies that are not required to be consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, the Company’s share of the earnings or losses of the investee company is reflected in the caption “other (expense) income, net” in the condensed consolidated statements of income and comprehensive income.

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,565,000 and $1,517,000 at September 30, 2011 and December 31, 2010, respectively. The JV has not had any operations to date.

The financial position of the JV is summarized below:

	September 30, 2011	December 31, 2010
Current assets	$3,193,878	$3,095,918
Total assets	$3,193,878	$3,095,918
Equity	$3,193,878	$3,095,918
Total liabilities and equity	$3,193,878	$3,095,918

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized.  Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

	September 30, 2011	December 31, 2010

Office equipment	$737,771	$580,688
Operating equipment	156,866,036	71,163,466
Vehicles	3,520,715	3,308,624
Buildings and improvements	41,252,891	27,861,655
Property and equipment	202,377,413	102,914,433
Less accumulated depreciation	(26,946,160)	(20,145,262)
Property and equipment, net	$175,431,253	$82,769,171

Depreciation expense for the three months ended September 30, 2011 and 2010 was $2,464,032 and $1,725,861, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $6,106,122 and $4,792,833, respectively.

Construction in Progress

Construction in progress consists of (1) the costs for constructing compressed natural gas (“CNG”) fueling stations, the liquefied natural gas (“LNG”) project in Jingbian County, and the natural gas infrastructure project in Xi’an International Port District, and (2) other costs related to construction in progress projects, including technology licensing fees, equipment purchases, land use rights acquisition costs, capitalized interests and other construction fees. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. To the extent that the borrowings could have been avoided, should the construction in progress projects not be implemented, interest incurred on such borrowings during construction period is capitalized into construction in progress. All other interest is expensed as incurred.

As of September 30, 2011 and December 31, 2010, the Company had construction in progress in the amount of $39,965,531 and $116,569,871, respectively. On August 31, 2011, $81,860,675 was transferred from construction in progress to property and equipment, and $11,789,433 was transferred from construction in progress to intangible assets, related to the investment in construction of Phase I of the LNG plant. Interest cost (amortization of discount on notes payable and issuance costs) capitalized into construction in progress for the three months ended September 30, 2011 and 2010 amounted to $1,051,127 and $954,177, respectively. Interest cost (amortization of discount on notes payable and issuance costs) capitalized into construction in progress for the nine months ended September 30, 2011 and 2010, amounted to $3,142,357 and $2,731,695, respectively.

Construction in progress at September 30, 2011 and December 31, 2010 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of September 30, 2011, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 12 to the condensed consolidated financial statements.

Project Description	Location	September 30, 2011		Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$6,307,227	(1)	December 2006	March 2012(2)	$325,697	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	8,355,419	(4)	December 2006	December 2015	199,132,573	(5)
Fangzhi District	Fangzhi District, Xi’an, PRC	16,352,207		October 2010	February 2012	9,141,643
Sa Pu Mother Station	Henan Province, PRC	1,033,714		July 2008	June 2013	6,300,000
International Port(6)	International Port District, Xi’an, PRC	5,334,195		May 2009	December 2020	299,400,000
Other Construction in Progress Costs	PRC	2,582,769		Various	Various	900,000
		$39,965,531				$515,199,913

Project Description	Location	December 31, 2010	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$65,309,335	December 2006	July 2011	$1,760,278
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	35,860,914	December 2006	December 2015	206,840,695
Sa Pu Mother Station	Henan Province, PRC	925,328	July 2008	Various	6,300,000
International port	International Port District, Xi’an, PRC	5,440,515	May 2009	December 2020	299,400,000
Other Construction in Progress Costs	PRC	9,033,779	Various	Various	9,447,266
		$116,569,871			$523,748,239

(1)	Includes $4,499,780 of construction costs and $1,807,447of capitalized interest for Phase I of the LNG project.

(2)
The Company completed most of the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipments imported by the Company and the increased international shipment time for ordered equipments. As certain facilities, including the staff dormitory building are still under construction, the project hasn’t been completely transferred from construction in progress to property and equipment, though a substantial amount of construction in progress has been transferred to property and equipment.

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

(4)	Includes $5,961,026 of construction costs and $2,394,393 of capitalized interest for Phases II and III of the LNG project.

(5)
This amount reflects the estimated costs of Phases II and III of the LNG project from September 30, 2011 to December 31, 2015, including an estimated $181 million of construction costs and $18 million of capitalized interest. Such costs should be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)
Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof  a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $299,400,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $6,100,405 invested as of September 30, 2011 or sell the construction-in-progress assets to third parties.

Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on our review, no impairment indicators were noted at September 30, 2011.

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

The fair value of the warrants was $285 and $252,066 as of September 30, 2011 and December 31, 2010, respectively. The Company recognized a gain of $11,971 and $449,820 for the three months ended September 30, 2011 and 2010, respectively, and a gain of $251,781 and $1,508,003 for the nine months ended September 30, 2011 and 2010, respectively, to reflect the change in fair value of the warrants.

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions:

	September 30, 2011	December 31, 2010
Annual dividend yield	-	–
Expected life (years)	1.07	1.59
Risk-free interest rate	0.14%	0.48%
Expected volatility	63%	90%

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011.

	Carrying Value at	Fair Value Measurement at
	September	September 30, 2011
	30, 2011	Level 1	Level 2	Level 3
Senior notes	30,117,319	-	-	30,117,319
Redeemable liability – warrants	17,500,000	-	-	17,500,000
Derivative liability – warrants	285	-	285	-
	$47,617,604	$-	$285	$47,617,319

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value.

The following is a reconciliation of the beginning and ending balance of warrants liability measured at fair value on a recurring basis using significant observable inputs (Level 2) as of September 30, 2011:

Beginning balance	$252,066
Change in fair value	(251,781)
Ending balance	$285

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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2011 and December 31, 2010, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2011 and 2010. Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

XXNGC, the Company’s PRC VIE, and XXNGC’s subsidiaries operate in the PRC. Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25% as compared to 33% prior to 2008. However, under PRC income tax regulation, any company deemed to be engaged in the natural gas industry under such regulation enjoys a favorable income tax rate. Thus, XXNGC’s income is subject to a reduced tax rate of 15%. All of XXNGC’s subsidiaries are not deemed to be engaged in the natural gas industry under PRC income tax regulation and, accordingly, are subject to a 25% income tax rate.

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC for the three months ended September 30, 2011 and 2010 amounted to approximately $565,315 and $445,812, respectively. The net effect on earnings per share, had the income tax been applied, would reduce basic and diluted earnings per share for the three months ended September 30, 2011 and 2010, from $0.21 to $0.19 and $0.17 to $0.15, respectively.

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC for the nine months ended September 30, 2011 and 2010 amounted to approximately $1,691,566 and $1,472,254 respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic earnings per share for the nine months ended September 30, 2011 and 2010, from $0.53 to $0.45 and $0.57 to $0.50, respectively. The net effect on earnings per share, had the income tax been applied, would decrease diluted earnings per share for the nine months ended September 30, 2011 and 2010, from $0.53 to $0.45 and $0.56 to $0.49, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purposes for the period ended September 30, 2011. The estimated net operating loss carry-forwards for U.S. income tax purposes amounted to $9,014,196 as of September 30, 2011, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2011. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

Valuation allowance	For the nine months ended September 30, 2011	Year ended December 31, 2010
Balance, beginning of period	$759,872	$917,754
Increase (decrease)	2,305,634	(157,882)
Balance, end of period	$3,065,506	$759,872

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $58,335,287 as of September 30, 2011, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)：Testing Goodwill for Impairment” (“ASU 2011-08”). Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance will be effective for the years beginning after December 15, 2011. Management does not expect the adoption of this standard to have a significant effect on the Company’s condensed consolidated financial position or results of operations.

Note 3 – Other Assets

Other Assets consisted of the following:

	September 30, 2011	December 31, 2010
Prepaid rent – natural gas stations	$2,551,868	$2,317,270
Goodwill	626,128	606,924
Prepayment for acquiring land use right	4,569,800	3,822,840
Advances on purchasing equipment and construction in progress	2,561,199	3,358,008
Refundable security deposits	1,454,983	2,654,379
Intangible assets, operating and land use rights	18,986,547	7,046,954
	$30,750,525	$19,806,375

Prepaid rent represents prepayments for leasing the land of our fueling stations. In China, land rental usually need to be paid in advance and then amortized into expense on a straight-line basis over the term of the land lease.

The goodwill is the amount the Company paid to acquire 100% of the equity interests of Makou in excess of the fair value of Makou’s identifiable assets and liabilities. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the three or nine months ended September 30, 2011.

All land in the PRC is government owned and the government leases land to users by granting land use rights. As of September 30, 2011 and December 31, 2010, the Company prepaid $4,569,800 and $3,822,840, respectively, to PRC local government authorities to purchase land use rights. The Company is in the process of negotiating final purchase prices with relevant local governments and the land use rights have not yet been granted to the Company. Therefore, the Company did not amortize the amounts prepaid for land use rights.

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

The land use rights are being amortized over their estimated useful life of 30 years.

Intangible assets also include the operating rights acquired in the acquisition of four natural gas stations, and consisted of the following:

	September 30, 2011	December 31, 2010
Operating rights	$5,191,778	$5,032,541
Land use rights	13,794,769	2,014,413
	$18,986,547	$7,046,954

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

On the dates set forth in the table below, the Company will be required to make repayments of the corresponding percentage of the principal amount (or such lesser principal amount as shall be outstanding then) in respect of the aggregate outstanding principal amount of the Senior Notes:

Date	Repayment Percentage
July 30, 2011 (paid on August 5, 2011)	8.3333%
January 30, 2012	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%
January 30, 2014	25.0000%

Notes payable at September 30, 2011 consisted of the following:

Notes payable	$36,666,666
Less discount	(6,549,347)
30,117,319
Less current portion	(7,529,330)
Notes payable	$22,587,989

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. For the three months ended September 30, 2011 and 2010, the Company amortized $102,458 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress. For the nine months ended September 30, 2011 and 2010, the Company amortized $307,374 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress.

The Abax Warrants are presently exercisable and have an exercise price of $7.37 per share, although Abax has not exercised any of the Abax Warrants.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date of January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the three months ended September 30, 2011 and 2010, the Company amortized $948,669 and $851,719 of the discounts, respectively, which were capitalized into construction in progress. For the nine months ended September 30, 2011 and 2010, the Company amortized $2,834,983 and $2,424,321, respectively, of the aforesaid discounts, which were capitalized into construction in progress.

 Note 5 – Long-term Loan

The Company’s long-term debt as of September 30, 2011 consisted of:

A loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014	$18,780,000
Less current portion	(4,695,000)
$14,085,000

The loan was secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $11,521,878 as of September 30, 2011. Interest expense for the three and nine months ended September 30, 2011 and 2010 was $297,928 and $275,996, $873,467and $488,621, respectively, all of which was capitalized into construction in progress (6.22% interest at September 30, 2011). XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. As the People’s Bank of China adjusted the standard interest rate three times in February, April and July 2011, beginning January 1, 2012 the interest rate of these loans is 6.90%. The Company is required to make mandatory repayments on the long-term loan as follows:

	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$4,695,000
March 5, 2013	25%	4,695,000
March 5, 2014	25%	4,695,000
December 5, 2014	25%	4,695,000
		$18,780,000

Pursuing to the long-term loan agreement with Pudong Development Bank Xi’an Branch, on October 10, 2011, the Company repaid $782,500 (RMB 5,000,000) to the bank.

Note 6 – Warrants

No warrants were granted, forfeited or exercised during the three and nine months ended September 30, 2011.

The following is a summary of warrants outstanding and exercisable as of September 30, 2011:

Warrants Outstanding and Exercisable
Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	1.07
$7.37	1,450,000	3.33
	1,833,654

Note 7 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations. The contribution was $350,060 and $ 59,584 for the three months ended September 30, 2011 and 2010, respectively. The contribution was $530,142 and $308,367 for the nine months ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011 and December 31, 2010, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $63,747,580 and $65,408,874, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there were 1,460,000 shares of common stock of the Company authorized for issuance and the Company had granted 669,900 stock options as of September 30, 2011, of which 274,750 had been exercised and 176,700 had been cancelled and were available for reissuance. Thus, there were 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Stock-based compensation expenses of $250,911 and $186,211 were recorded during the three months ended September 30, 2011 and 2010, respectively, relating to options granted under the Plan. Stock-based compensation expenses of $479,622 and $1,009,291 were recorded during the nine months ended September 30, 2011 and 2010, respectively, relating to options granted under the Plan.

As of September 30, 2011, $888,228 of estimated expense with respect to non-vested stock-based compensation had yet to be recognized and would be recognized in expense over the optionee’s remaining weighted average service period of approximately 1.50 years.

The following is a summary of the stock option activity:

	Options Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2010	359,300	2,750	$4.90	$219,173
Granted	31,900
Forfeited	(36,000)
Exercised	(136,750)
Outstanding, September 30, 2011	218,450	3,750	$4.90	$-

The following is a summary of the status of stock options outstanding and exercisable as of September 30, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	3.50 years	$4.90	3,750	3.50 years

Note 9 – Earnings per Share

The following is a calculation of basic and diluted earnings per common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Basic earnings per share
Net income	$4,545,093	$3,584,842	$11,424,610	$12,140,615

Weighted shares outstanding-Basic	21,458,654	21,321,904	21,403,052	21,251,882

Earnings per share-Basic	$0.21	$0.17	$0.53	$0.57

Diluted earnings per share

Net income	$4,545,093	$3,584,842	$11,424,610	$12,140,615
Weighted shares outstanding-Basic	21,458,654	21,321,904	21,403,052	21,251,882
Effect of diluted securities-Warrants	-	-	-	155,510
Effect of diluted securities-Options	-	100,623	-	125,220
Weighted shares outstanding-Diluted	21,458,654	21,422,527	21,403,052	21,532,612

Earnings per share –Diluted	$0.21	$0.17	$0.53	$0.56

The Company had outstanding warrants of 1,833,654 as of September 30, 2011 and 2010.  For the three months ended September 30, 2011 and 2010, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods. For the nine months ended September 30, 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during this period. For the nine months ended September 30, 2010, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 155,510; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price is greater than the average stock price during this period.

The Company had 218,450 outstanding employee stock options as of September 30, 2011. For the three and nine months ended September 30, 2011, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during these periods. For the three and nine months ended September 30, 2010, the average stock price was greater than the exercise price which resulted in additional weighted average common stock equivalents of 100,623 and 125,220, respectively.

Note 10 – Related Party Transactions

a)	Other payable - related party

On February 24, 2011, the Company borrowed $782,500 from the JV for working capital purposes.  This payable is due on demand with no interest rate.

b)	Short-term borrowing from related party

During the nine months ended September 30, 2011, the Company borrowed a total of $2,319,945 from Mr. Hao Qu, a former employee of XXNGC and a shareholder of the Company for working capital purposes. The loan is due in one year and bears an interest of 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest will be paid on the due dates beginning on February 16, 2012 through May 17, 2012.

c)	The Wang Loan

Demaoxing was formed in November 2007 by relatives of Mr. Qinan Ji, the Company’s former Chief Executive Officer and current Chairman of the Company’s Board of Directors (the “Demaoxing Promoters”). In January 2010, SXNGE, one of the Company’s major subsidiaries, extended a loan of US$9,858,240 to Ms. Taoxiang Wang (the “Wang Loan”), who obtained a 40% ownership interest in Demaoxing on January 21, 2010. Ms. Taoxiang Wang used her 40% ownership interest in Demaoxing and its assets as collateral for the Wang Loan. On January 26, 2010, the Wang Loan funds were remitted by SXNGE to an account of Demaoxing. Management of the Company believed that the Wang Loan was adequately secured by collateral. On January 21, 2010, the Demaoxing Promoters also transferred 30% of their ownership interests in Demaoxing to Shaanxi Rongxin Real Estate Co., Ltd. (“Rongxin”). The Board of Directors has determined that the Demaoxing Promoters retained indirect beneficial interests in Demaoxing after transferring their ownership interests and thus the Wang Loan was a related party transaction.

The Company’s Board of Directors was not notified of the extension of the Wang Loan by the Company, and did not approve the Wang Loans. Upon learning of the existence of the Wang Loan in April 2010, the Board of Directors required that the Wang Loan be immediately repaid. In April 2010, Demaoxing repaid the principal of the Wang Loan and made an interest payment of US$140,722, settling the Wang Loan in full.

Note 11 –Concentrations

Concentration of natural gas vendors:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of natural gas vendors	4	4	4	4
Percentage of total natural gas purchases	89%	88%	83%	92%

As of September 30, 2011 and December 31, 2010, the Company had $169,819 and $159,513, respectively, payable to its major suppliers.

The Company maintained long-term natural gas purchase agreements with two of its vendors, Huojia Hualong Petrochemical Co., Ltd. (“Huojia Hualong”) and Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”), as of September 30, 2011.  The Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

 Note 12 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements.  The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, New York, USA. The minimum future payments for leasing land use rights and offices at September 30, 2011 are follows:

Year ending December 31, 2011 (Remaining)	$992,271
Year ending December 31, 2012	2,258,224
Year ending December 31, 2013	2,090,529
Year ending December 31, 2014	2,403,553
Year ending December 31, 2015	2,195,518
Thereafter	34,345,543
Total	$44,285,638

For the three months ended September 30, 2011 and 2010, the land use right and office lease expenses were $583,542 and $671,781, respectively. For the nine months ended September 30, 2011 and 2010, the land use right and office lease expenses were $1,484,225 and $ 1,508,194, respectively.

Property and Equipment Purchase Commitments

As of September 30, 2011, the Company had purchase commitments totaling $9,476,770 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

Natural Gas Purchase Commitments

The Company has existing long-term natural gas purchase agreements with its major suppliers.

The Company continued to seek lower-cost sources of supply and did not have commitments for the purchasing volume of natural gas with any suppliers except Qinshui Lanyan. According to the agreement with Qinshui Lanyan, the Company should purchase from Qinshui Lanyan a daily volume of approximately 200,000 cubic meters of coal bed gas. Prices of natural gas are strictly controlled by the PRC government.

Legal Proceedings

Other than described below, there have been no material developments in the legal proceedings in which we were involved during the three and nine months ended September 30, 2011. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

a)
Vandevelde v. China Natural Gas, Inc., et al. (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, plaintiff Maxwell Vandevelde filed a putative class action against the Company and certain of its current and former officers and directors alleging that the defendants violated U.S. federal securities laws.  On August 12, 2011, the Court entered an order appointing Robert Skeway, an individual investor, as lead plaintiff and approving his selection of lead counsel.  Lead plaintiff and Raimundo Jo-Fung, another individual investor, who together seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 10, 2010 and September 21, 2011, filed an amended complaint on October 11, 2011.  Plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions.  The amended complaint also asserts claims against certain of the Company’s current and former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934.  The suit seeks unspecified monetary damages.

Pursuant to a stipulation agreed on by the parties and order by the Court, the Company is required to answer, move to dismiss or otherwise respond to the amended complaint by December 12, 2011.  The Company intends to defend this case vigorously. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

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

Overview

We are an integrated natural gas operator in The People’s Republic of China (“China” or the “PRC”), primarily involved in the distribution of compressed natural gas, or CNG, through CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”). As of September 30, 2011, our VIE owned and operated 38 CNG fueling stations, including 26 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into the liquefied natural gas, or LNG, business and anticipate generating significant revenue from the LNG business. As our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sale on July 16, 2011, revenues from our LNG business have been realized during the third quarter of 2011.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

•	continue to grow our LNG business through the ongoing construction of JBLNG and through the construction of LNG fueling stations in Shaanxi and Hubei Provinces;

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

Current Operations

We currently operate five main business lines:

•
Distribution and sale of CNG through our VIE-owned CNG fueling stations to serve hybrid (natural gas/gasoline) powered vehicles. As of September 30, 2011, our VIE owned and operated 38 fueling stations in total;

•
Installation of natural gas pipelines for residential and commercial customers, and distribution and sale of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 116,335 residential customers as of September 30, 2011;

•	Distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles;

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops; and

•
Production and sale of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from our LNG business have been realized during the third quarter of 2011, as JBLNG commenced commercial production and sale of LNG on July 16, 2011.

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

We had total revenues of $36,897,375 and $22,326,474 for the three months ended September 30, 2011 and 2010, respectively, and revenues of $88,318,652 and $62,828,896 for the nine months ended September 30, 2011 and 2010, respectively. We had net income of $4,545,093 and $3,584,842 for the three months ended September 30, 2011 and 2010, respectively, and net income of $11,424,610 and $12,140,615 for the nine months ended September 30, 2011 and 2010, respectively.

Recent Developments

LNG Business

As of September 30, 2011, we had invested $68.4 million in Phase I of the LNG project located in Jingbian County, Shaanxi Province, and expected to invest approximately an additional $0.32 million to satisfy installment payments to contractors. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Shaanxi Sanxin Energy & Chemical Ltd. and Changsha Ruihua Energy Equipment Ltd. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi and Hubei Provinces.

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

In addition, as of September 30, 2011, we had invested $43.09 million for the construction of Phases II and III of the LNG plant. We estimate that a further aggregate investment of $199.1 million will need to be made through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant is December 2015.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station will initially serve as a working model to showcase the market potential of LNG to future users rather than to generate revenues.

Hubei Province and Yangtze River

As of September 30, 2011, we had proceeded in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. We are currently going through necessary procedures to prepare for the building of these LNG stations.

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

On June 28, 2011, our VIE, XXNGC, entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”). Pursuant to the Transfer Agreement, XXNGC will acquire a 58.5284% ownership of XTJH for a total purchase price of approximately $1,909,000. The effectiveness of the Transfer Agreement is subject to the satisfaction of certain conditions.  On October 19, 2011, the Company paid the first installment of $688,600 (RMB 4,400,000) for the purchase of the equity interest in XTJH. Through the acquisition of XTJH, we will have our own fueling station available locally, which will increase our revenue and share in the local market.

As of September 30, 2011, we also engaged in developing market demand for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the second quarter of 2010, XXNGC acquired 100% of the assets and operating rights of four CNG fueling stations in Xi’an, Shaanxi Province, for aggregate cash consideration of $10,502,490. During the third quarter of 2010, we closed one CNG fueling station in Shaanxi Province because the local government demolished the district where the station was located for reconstruction. During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions. As a result, as of September 30, 2011, XXNGC operated 26 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Four gasoline fueling stations were closed in November and December 2010, due to changes in market conditions in their respective local areas. During the first quarter of 2011, we reopened one of the previously closed gasoline fueling stations and during the second quarter of 2011, we closed one of our gasoline fueling stations again. As of September 30, 2011, we operated four gasoline fueling stations.

Factors Affecting Our Results of Operations

Successful expansion of our CNG business.  As of September 30, 2011, we operated 38 CNG fueling stations in total, with 26 CNG fueling stations in Shaanxi Province alone. While we intend to expand into different provinces, we anticipate the growth of our CNG fueling business in Xi’an and Henan Province will continue to significantly affect our results of operations, as currently the majority of our CNG fueling stations are operating in these regions, and we intend to continue to increase the number of CNG fueling stations we operate in these areas.

Successful launch of our LNG business. On July 16, 2011, we completed most of the construction of Phase I of our LNG plant in Jingbian County, Shaanxi Province and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Revenues from the completed LNG plant have been realized during the third quarter of 2011 and we anticipate significant revenues from Phase I of the LNG project. In addition, Phases II and III of the LNG plant are planned to be completed by December 2015, adding processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. Revenue from the LNG business has been realized in the three months ended September 30, 2011. We anticipate significant revenues from the LNG business in the future.

Regulation of natural gas prices in the PRC.  The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission, or the NDRC. Local pricing administrations have the discretion to set natural gas prices within the price range set by the PRC central government. Our revenue increased by 65.3% during the three months ended September 30, 2011, compared to the three months ended September 30, 2010 and by 40.6% during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, largely due to the increase in the sales prices of our natural gas in Shaanxi and Henan Provinces based on regulatory changes implemented by the PRC government during the fourth quarter of 2010. In addition, natural gas procurement and sales prices are not uniform across China and may vary from province to province. For example, the prices at which we procure and sell CNG and piped natural gas are usually lower in Shaanxi Province than in Henan Province. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors that are outside of our control, including the regulation of natural gas products both on the national and local levels. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulations over natural gas prices in the PRC.

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

The overall economic growth of China.  We do not export our products and our results of operations are thus substantially affected by various economic factors, including the growth of the natural gas industry in the PRC, the increase in domestic residential, commercial and vehicular consumption, the overall growth of the economy of the PRC and related developments. While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and economic sectors. The PRC government has implemented various economic and political policies and laws and regulations to encourage economic development and to guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. For example, our financial results may be adversely affected by government control over capital investments or changes in tax regulations that apply to us. The PRC government has also recently implemented certain measures, including interest rate increases, to control the rate of economic growth. These measures may decrease economic activity in the PRC, including significantly slowing the PRC’s domestic trade markets. Any adverse changes to the policies of the PRC government or the laws and regulations of the PRC could have a material adverse effect on the overall economic growth of the PRC, which could adversely affect our business.

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the nine months ended September 30, 2011 and the estimated net operating loss carry-forwards for U.S income tax purposes amounted to $9,016,194 and $4,934,195 as of September 30, 2011 and December 31, 2010, respectively, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized, through 2031. Our management believes that the realization of the benefits arising from this loss appear to be uncertain due to our limited operating history and continuing losses for U.S. income tax purposes. Accordingly, we have provided a 100% valuation allowance at September 30, 2011.

The PRC

Our subsidiary, VIE and its subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%, as compared to 33% prior to 2008. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western regionss of the PRC such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC) and Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC ) are subject to the 25% PRC income tax rate. Our effective income tax rate for the nine months ended September 30, 2011 and 2010 were approximately 23.7% and 18.3%, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended
	September 30, 2011	September 30, 2010	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$19,726,152	$15,697,918	$4,028,234	25.7%

Natural gas from pipelines	1,656,049	2,138,260	(482,211)	(22.6)%

Liquefied natural gas	10,843,280	-	10,843,280	100%

Gasoline	1,508,657	1,904,357	(395,700)	(20.8)%

Installation	2,646,749	2,199,580	447,169	20.3%

Automobile conversion	516,488	386,359	130,129	33.7%

	$36,897,375	$22,326,474	$14,570,901	65.3%

Revenues. Revenues for the three months ended September 30, 2011 increased to $36,897,375 from $22,326,474 for the three months ended September 30, 2010, an increase of $14,570,901 or 65.3%, primarily attributable to the realization of revenue from the sale of liquefied natural gas, or LNG, which started in July 2011. We sold natural gas of 76,910,810 cubic meters, including 46,238,846 cubic meters of CNG and 30,671,964 cubic meters (18,973.6 tons) of LNG, during the three months ended September 30, 2011, compared to 49,169,035 cubic meters during the three months ended September 30, 2010. We also sold 1,571,485 liters of gasoline during the three months ended September 30, 2011, compared to 2,502,600 liters sold during the three months ended September 30, 2010. For the three months ended September 30, 2011, 91.4% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 8.6% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 25.7% or $4,028,234, to $19,726,152 for the three months ended September 30, 2011, from $15,697,918 for the three months ended September 30, 2010. Natural gas revenue from our fueling stations accounted for 53.5% of our total revenues for the three months ended September 30, 2011, which was the largest contributor among our major business lines. During the three months ended September 30, 2011, we sold 40,796,977 cubic meters of CNG, compared to 42,291,708 cubic meters during the three months ended September 30, 2010, through our fueling stations. Though sales volume decreased over the period, sales revenue actually increased, because the average unit selling price per cubic meter increased to $0.48 (RMB 3.13) from $0.38 (RMB 2.54), net of VAT, due to the increase in the sales prices of our natural gas in Shaanxi and Henan Provinces based on regulatory changes implemented by the PRC government during the fourth quarter of 2010. With respect to average sales revenue and volume per station, in the three months ended September 30, 2011, we sold approximately $519,109 and 1,073,605 cubic meters of CNG per station, respectively, compared to approximately $402,511 and 1,084,403 cubic meters, respectively, in the three months ended September 30, 2010.

Natural Gas from Pipelines. Natural gas revenue from our pipelines decreased by 22.6%, or $482,211, to $1,656,049 for the three months ended September 30, 2011, from $2,138,260 for the three months ended September 30, 2010, and contributed 4.5% of our total revenues for the three months ended September 30, 2011. As of September 30, 2011, the Company had 116,335 pipeline customers, an increase of 2,286 from 114,049 at September 30, 2010. We sold 5,441,869 cubic meters of natural gas through our pipelines for the three months ended September 30, 2011, compared to 6,877,328 cubic meters for the three months ended September 30, 2010, a decrease of 20.9%, primarily due to the fact that the compressor station in Makou, which started to contribute revenue in August 2010, did not operate at full capacity due to an electricity quota limit set by the local government for the three months ended September 30, 2011.

Liquefied Natural Gas. Our LNG production facility in Jingbian County, Shaanxi Province started operation in July 2011. Revenue from LNG was $10,843,280 for the three months ended September 30, 2010, and contributed 29.4% of our total revenues for the three months ended September 30, 2011. We sold 30,671,964 cubic meters (18,973.6 tons) of LNG, and the average unit selling price per cubic meter was $0.35 (RMB 2.29), net of VAT, during the three months ended September 30, 2011.

Gasoline. Revenue from gasoline sales decreased by 20.8%, or $395,700, to $1,508,657 for the three months ended September 30, 2011, from $1,904,357 for the three months ended September 30, 2010, and contributed 4.1% of our total revenues for the three months ended September 30, 2011. The decrease was primarily attributable to the closing of four out of eight gasoline fueling stations of ours during the fourth quarter of 2010 and the second quarter of 2011.

Installation Services. Revenue from installation services increased by 20.3%, or $447,169 to $2,646,749 for the three months ended September 30, 2011, from $2,199,580 for the three months ended September 30, 2010, and contributed 7.2% of our total revenues for the three months ended September 30, 2011. Revenue from our four largest customers accounted for 19.5%, 14.2%, 11.3% and 10.8%, respectively, of our installation revenue for the three months ended September 30, 2011.

Auto Conversion Services. Revenue from our auto conversion services increased by 33.7%, or $130,129, to $516,488 for the three months ended September 30, 2011, from $386,359 for the three months ended September 30, 2010, and contributed 1.4% of our total revenues for the three months ended September 30, 2011.

Cost of Revenue

The following table sets forth a breakdown of our costs of revenue for the periods indicated:

	Three Months Ended		Increase (decrease) in	Increase
	September 30, 2011	September 30, 2010	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$10,955,337	$8,393,038	$2,562,299	30.5%

Natural gas from pipelines	1,264,861	1,511,227	(246,366)	(16.3	) %

Liquefied natural gas	7,673,445	-	7,673,445	100%

Gasoline	1,461,302	1,798,825	(337,523)	(18.8	) %

Installation	1,044,178	992,319	51,859	5.2%

Automobile conversion	319,328	241,870	77,458	32.0%

	$22,718,451	$12,937,279	$9,781,172	75.6%

Cost of revenue. Our costs of revenue consist of the cost of natural gas and gasoline sold, installation and other costs. Costs of natural gas sold from fueling stations and pipelines as well as costs of gasoline sold consist mainly of procurement costs from our suppliers. Costs of LNG consist mainly of procurement costs of natural gas and processing costs. Costs of installation and others include the expenditures that were incurred to connect customers to our pipeline system, and the costs for converting gasoline-fueled vehicles into natural gas-fueled hybrid vehicles.

Our costs of revenue for the three months ended September 30, 2011 was $22,718,451, an increase of $9,781,172 or 75.6%, from $12,937,279 for the three months ended September 30, 2010, mainly attributable to the addition of costs of revenue of LNG which are included in the total cost, which started in July 2011, and an increase in average procurement costs of natural gas. Our average costs of revenue of natural gas sold per cubic meter increased to $0.26 (RMB 1.66) for the three months ended September 30, 2011 from $0.19 (RMB 1.32) for the comparable period in 2010. Over the same period, our total revenues increased by 65.3%.

Natural Gas from Fueling Stations. Costs of revenue of our natural gas sold through our fueling stations increased by 30.5%, or $2,562,299 to $10,955,337 for the three months ended September 30, 2011, from $8,393,038 for the three months ended September 30, 2010. The increase was primarily due to the increase in average procurement cost per cubic meter from $0.20 (RMB 1.34), net of VAT, for the three months ended September 30, 2010, to $0.27 (RMB 1.72), net of VAT, for the three months ended September 30, 2011. However, the average procurement costs remained materially below the natural gas average retail price of $0.48 (RMB 3.13) per cubic meter, net of VAT, for the three months ended September 30, 2010 and 2011, respectively.

Natural Gas from Pipelines. Costs of revenue for natural gas sold through our pipelines decreased by 16.3%, or $246,366, to $1,264,861 for the three months ended September 30, 2011, from $1,511,227 for the three months ended September 30, 2010. The decrease was primarily due to the decrease in sales volume.

Liquefied Natural Gas. Costs of revenue of LNG were $7,673,445 for the three months ended September 30, 2010, and the average cost of revenue per cubic meter was $0.25 (RMB 1.62), net of VAT, during the three months ended September 30, 2011.

Gasoline. Costs of our gasoline revenue decreased by 18.8%, or $337,523, to $1,461,302 for the three months ended September 30, 2011, from $1,798,825 for the three months ended September 30, 2010. The decrease was primarily due to the closure of four out of eight gasoline fueling stations of ours in the fourth quarter of 2010 and the second quarter of 2011.

Installation Services. Costs of revenue from our installation services increased by 5.2%, or $51,859, to $1,044,178 for the three months ended September 30, 2011, compared to $992,319 for the three months ended September 30, 2010, primarily as a result of the increase in the number of our pipeline customers.

Auto Conversion Services. Costs of our auto conversion revenue increased by 32.0%, or $77,458, to $319,328 for the three months ended September 30, 2011, compared to $241,870 for the three months ended September 30, 2010, which are basically consistent with the increase in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Three Months Ended		Increase	Increase (decrease)
	September 30, 2011	September 30, 2010	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$8,770,815	$7,304,880	$1,465,935	20.1%

Natural gas from pipelines	391,188	627,033	(235,845)	(37.6	) %

Liquefied natural gas	3,169,835	-	3,169,835	100%

Gasoline	47,355	105,532	(58,177)	(55.1	) %

Installation	1,602,571	1,207,261	395,310	32.7%

Automobile conversion	197,160	144,489	52,671	36.5%

	$14,178,924	$9,389,195	$4,789,729	51.0%

We earned a gross profit of $14,178,924 for the three months ended September 30, 2011, an increase of $4,789,729, or 51.0%, from $9,389,195 for the three months ended September 30, 2010. The increase in gross profit was consistent with the increase in sales revenues, although our gross profit margin decreased as described below.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 46.5% for the three months ended September 30, 2010 to 44.5% for the three months ended September 30, 2011, primarily due to our average purchasing cost of natural gas increasing at a greater rate than that of our average sales price of natural gas.

Gross margin for natural gas sold through pipelines decreased from 29.3% for the three months ended September 30, 2010 to 23.6% for the three months ended September 30, 2011, primarily due to our average purchasing cost of natural gas increasing at a greater rate than that of our average sales price of natural gas.

Gross margin for our LNG business was 29.2% for the three months ended September 30, 2011.

Gross margin for gasoline sales decreased to 3.1% for the three months ended September 30, 2011, from 5.5% for the three months ended September 30, 2010, primarily due to a larger portion of the gasoline sales being made to industrial customers at wholesale prices, which were usually lower than the retail prices we offered to individual customers.

Gross margin for our installation business increased to 60.5% for the three months ended September 30, 2011 from 54.9% for the three months ended September 30, 2010.

Gross margin for our auto conversion business increased slightly to 38.2% for the three months ended September 30, 2011, from 37.4% for the three months ended September 30, 2010.

Our total gross margin decreased to 38.4% for the three months ended September 30, 2011 from 42.1% for the three months ended September 30, 2010, primarily due to lower gross margin level for our LNG business, as compared to the gross margins of those business lines making greatest contribution to revenues, and the growth rate of sales price of natural gas products being lower than that of purchase costs of natural gas.

Operating expenses

We incurred operating expenses of $7,180,428 for the three months ended September 30, 2011, an increase of $1,784,716, or 33.1%, from $5,395,712 for the three months ended September 30, 2010.

Selling expenses increased by $1,003,478, or 27.4%, to $4,667,132 for the three months ended September 30, 2011, from $3,663,654 for the three months ended September 30, 2010, primarily due to the increase of $389,428 in depreciation associated with the operations of our LNG plant, which started in July 2011, and $381,243 in salaries of the staff as a result of increased staff and salary increases.

General and administrative expenses increased by $781,238, or 45.1%, to $2,513,296, for the three months ended September 30, 2011, from $1,732,058 for the three months ended September 30, 2010, primarily attributable to the increase of $532,904 in legal fees and $260,270 in salaries and benefits of the staff, offset mainly by the decrease of $100,828 in provision for bad debt. An analysis by region or entity demonstrates that the general and administrative expenses for our operations in Hubei and Shaanxi Provinces, and the management expenses of JBLNG, a wholly owned subsidiary of XXNGC, increased, primarily due to the rapid growth and expansion of these entities.

Income from Operations and Operating Margin

Income from operations increased by $3,005,013 or 75.2%, to $6,998,496 for the three months ended September 30, 2011, from $3,993,483 for the three months ended September 30, 2010, primarily attributable to the realization of the revenue of LNG, which started in July 2011. Our operating margin for the three months ended September 30, 2011 was 19.0%, compared to 17.9% for the three months ended September 30, 2010.

Non-Operating Income (Expense)

Non-operating expense was $923,952 for the three months ended September 30, 2011, compared to non-operating income of $426,142 for the three months ended September 30, 2010, primarily due to the increase in interest expense and in foreign currency exchange loss and the decrease in gain from change in fair value of outstanding warrants. We capitalized $1,533,071 in interest expense for the three months ended September 30, 2011, compared to $1,730,719 of capitalized interest expense for the same period in 2010.

Provision for Income Tax

Income tax was $1,529,451 for the three months ended September 30, 2011, compared to $834,783 for the three months ended September 30, 2010, primarily due to the realization of the revenue from our LNG plant, which started in July 2011. The effective income tax rate rose from 18.9% to 25.2% in this period, primarily attributable to the increase of general and administrative expenses in CHNG and certain subsidiaries of the VIE being in a start-up, non-operational stage (such as HBXNGC) and were not generating any revenue in the third quarter of 2011. These subsidiaries of the VIE, however, incurred considerable amounts of selling expenses and general and administrative expenses for the period, materially reducing the amount of income before tax, the denominator in the calculation of the effective income tax rate. As a result, the effective income tax rate for the three months ended September 30, 2011 increased.

Net Income

Net income increased by $960,251, or 26.8%, to $4,545,093 for the three months ended September 30, 2011, from $3,584,842 for the three months ended September 30, 2010, consistent with the changes in the various elements of net income discussed above. Net margin decreased to 12.3% for the three months ended September 30, 2011, compared to 16.1% for the three months ended September 30, 2010, primarily due to our average purchasing cost of natural gas increasing at a higher rate than that of our average sales price of natural gas and the increase in operating expenses.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Nine months Ended
	September 30, 2011	September 30, 2010	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$58,255,556	$45,817,828	$12,437,728	27.1%

Natural gas from pipelines	5,760,205	3,722,982	2,037,223	54.7%

Liquefied natural gas	10,843,280	-	10,843,280	100%

Gasoline	4,790,207	5,407,013	(616,806)	(11.4	) %

Installation	7,238,738	6,548,907	689,831	10.5%

Automobile conversion	1,430,666	1,332,166	98,500	7.4%

	$88,318,652	$62,828,896	$25,489,756	40.6%

Revenues. Revenues for the nine months ended September 30, 2011 increased to $88,318,652 from $62,828,896 for the nine months ended September 30, 2010, an increase of $25,489,756 or 40.6%, primarily attributable to the realization of the revenue of LNG, which started in July 2011. We sold 172,040,575 cubic meters of natural gas, including 141,368,611 cubic meters of CNG and 30,671,964 cubic meters (18,974 tons) of LNG, during the nine months ended September 30, 2011, compared to 139,363,731 cubic meters during the nine months ended September 30, 2010. We also sold 5,111,933 liters of gasoline during the nine months ended September 30, 2011, compared to 7,016,522 liters sold during the nine months ended September 30, 2010. For the nine months ended September 30, 2011, 90.2% of our revenues were generated from the sales of natural gas and gasoline, and the remaining 9.8% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations increased by 27.1% or $12,437,728, to $58,255,556 for the nine months ended September 30, 2011, from $45,817,828 for the nine months ended September 30, 2010. Natural gas revenue from our fueling stations accounted for 66.0% of our total revenues for the nine months ended September 30, 2011, which was the largest contributor among our major business lines. During the nine months ended September 30, 2011, we sold 122,134,065 cubic meters of CNG, compared to 125,840,032 cubic meters during the nine months ended September 30, 2010, through our fueling stations. Although sales volume decreased during the nine months ended September 30, 2011, sales revenue actually increased, because the average unit selling price per cubic meter increased to $0.48 (RMB 3.13) from $0.37 (RMB 2.51), net of VAT, due to the increase in the sales prices of our natural gas in Shaanxi and Henan Provinces based on regulatory changes implemented by the PRC government during the fourth quarter of 2010. With respect to average sales revenue and volume per station, in the nine months ended September 30, 2011, we sold approximately $1,533,041 and 3,214,054 cubic meters of CNG per station, respectively, compared to approximately $1,195,352 and 3,283,069 cubic meters, respectively, in the nine months ended September 30, 2010.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 54.7%, or $2,037,223 to $5,760,205 for the nine months ended September 30, 2011, from $3,722,982 for the nine months ended September 30, 2010, and contributed 6.5% of our total revenues for the nine months ended September 30, 2011. As of September 30, 2011, we had 116,335 pipeline customers, an increase of 2,286 from 114,049 at September 30, 2010. We sold 19,234,546 cubic meters of natural gas through our pipelines for the nine months ended September 30, 2011, compared to 13,523,699 cubic meters for the nine months ended September 30, 2010, an increase of 42.2%, which was a primary factor contributing to the growth in our revenue in the nine months ended September 30, 2011.

Liquefied Natural Gas. Our LNG production facility in Jingbian County, Shaanxi Province started operation in July 2011. Revenue from LNG was $10,843,280 for the nine months ended September 30, 2010, and contributed 12.3% of our total revenues for the nine months ended September 30, 2011. We sold 30,671,964 cubic meters (18,974 tons) of LNG, and the average unit selling price per cubic meter was $0.35 (RMB 2.29), net of VAT, during the nine months ended September 30, 2011.

Gasoline. Revenue from gasoline sales decreased by 11.4%, or $616,806 to $4,790,207 for the nine months ended September 30, 2011, compared to $5,407,013 for the nine months ended September 30, 2010, and contributed 5.4% of our total revenues for the nine months ended September 30, 2011. The decrease was primarily attributable to the closure of four out of eight gasoline fueling stations of ours during the fourth quarter of 2010 and the second quarter of 2011.

Installation Services. Revenue from installation services increased by 10.5%, or $689,831, to $7,238,738 for the nine months ended September 30, 2011, from $6,548,907 for the nine months ended September 30, 2010, and contributed 8.2% of our total revenues for the nine months ended September 30, 2011. Revenue from our four largest customers accounted for 8.1%, 7.2%, 7.1% and 7.0%, respectively, of our installation revenue for the nine months ended September 30, 2011.

Auto Conversion Services. Revenue from our auto conversion services increased by 7.4%, or $98,500, to $1,430,666 for the nine months ended September 30, 2011, from $1,332,166 for the nine months ended September 30, 2010, and contributed 1.6% of our total revenues for the nine months ended September 30, 2011.

Costs of Revenue

The following table sets forth a breakdown of our costs of revenue for the periods indicated:

	Nine months Ended		Increase (decrease) in	Increase
	September 30, 2011	September 30, 2010	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$32,778,787	$23,512,276	$9,266,511	39.4%

Natural gas from pipelines	4,411,311	2,614,633	1,796,678	68.7%

Liquefied natural gas	7,673,445	-	7,673,445	100%

Gasoline	4,588,735	5,076,397	(487,662)	(9.6	) %

Installation	2,847,099	2,715,518	131,581	4.8%

Automobile conversion	888,955	810,377	78,578	9.7%

	$53,188,332	$34,729,201	$18,459,131	53.2%

Costs of revenue. Our costs of revenue consist of the cost of natural gas and gasoline sold, installation and other costs. Costs of natural gas sold from fueling stations and pipelines as well as costs of gasoline sold consist mainly of procurement costs from our suppliers. Costs of LNG consist mainly of procurement costs of natural gas and processing costs. Costs of installation and others include the expenditures that were incurred to connect customers to our pipeline system, and the cost for converting gasoline-fueled vehicles into natural gas-fueled hybrid vehicles.

Our costs of revenue for the nine months ended September 30, 2011 was $53,188,332, an increase of $18,459,131, or 53.2%, from $34,729,201 for the nine months ended September 30, 2010, mainly attributable to the addition of costs of revenue of LNG, which started in July 2011, and the increase in average procurement costs. Our average costs of revenue of natural gas sold per cubic meter of natural gas increased to $0.26 (RMB1.69) for the nine months ended September 30, 2011 from $0.19 (RMB 1.26) for the comparable period in 2010. As a comparison, our total revenues increased by 40.6% for the nine months ended September 30, 2011 from the nine months ended September 30, 2010.

Natural Gas from Fueling Stations. Costs of revenue of our natural gas sold through our fueling stations increased by 39.4%, or $9,266,511, to $32,778,787 for the nine months ended September 30, 2011, from $23,512,276 for the nine months ended September 30, 2010. The increase was primarily due to the increase in average procurement costs per cubic meter from $0.19 (RMB 1.27), net of VAT, for the nine months ended September 30, 2010, to $0.27 (RMB 1.74), net of VAT, for the nine months ended September 30, 2011. However, the average procurement costs remained materially below the natural gas average retail price of $0.48 (RMB 3.13), net of VAT per cubic meter, for each of the nine months ended September 30, 2010 and 2011.

Natural Gas from Pipelines. Costs of revenue for natural gas sold through our pipelines increased by 68.7%, or $1,796,678, to $4,411,311 for the nine months ended September 30, 2011, from $2,614,633 for the nine months ended September 30, 2010. The increase was primarily due to the increase in sales volume.

Liquefied Natural Gas. Cost of revenue from LNG was $7,673,445 for the nine months ended September 30, 2010, and the average cost of revenue per cubic meter was $0.25 (RMB 1.62), net of VAT, during the nine months ended September 30, 2011.

Gasoline. Costs of our gasoline revenue decreased by 9.6%, or $487,662, to $4,588,735, for the nine months ended September 30, 2011, from $5,076,397 for the nine months ended September 30, 2010. The decrease was primarily due to the closure of four out of eight gasoline fueling stations of ours in the fourth quarter of 2010 and the second quarter of 2011.

Installation Services. Costs of revenue from our installation services increased by 4.8%, or $131,581 to $2,847,099 for the nine months ended September 30, 2011, compared to $2,715,518 for the nine months ended September 30, 2010, primarily as a result of the increase in the number of our pipeline customers.

Auto Conversion Services. Costs of our auto conversion revenue increased by 9.7%, or $78,578 to $888,955 for the nine months ended September 30, 2011, compared to $810,377 for the nine months ended September 30, 2010, which is consistent with the increase in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Nine months Ended		Increase	Increase (decrease)
	September 30, 2011	September 30, 2010	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$25,476,769	$22,305,552	$3,171,217	14.2%

Natural gas from pipelines	1,348,894	1,108,349	240,545	21.7%

Liquefied natural gas	3,169,835	-	3,169,835	100%

Gasoline	201,472	330,616	(129,144)	(39.1	) %

Installation	4,391,639	3,833,389	558,250	14.6%

Automobile conversion	541,711	521,789	19,922	3.8%

	$35,130,320	$28,099,695	$7,030,625	25.0%

We earned a gross profit of $35,130,320 for the nine months ended September 30, 2011, an increase of $7,030,625 or 25.0%, from $28,099,695 for the nine months ended September 30, 2010. The increase in gross profit was primarily attributable to the increase in sales revenues, although our gross profit margin decreased, as discussed below.

Gross margin

Gross margin for natural gas sold through our fueling stations decreased from 48.7% for the nine months ended September 30, 2010 to 43.7% for the nine months ended September 30, 2011, primarily due to our average purchasing cost of natural gas increasing at a greater rate than that of our average sales price of natural gas.

Gross margin for natural gas sold through pipelines decreased from 29.8% for the nine months ended September 30, 2010 to 23.4% for the nine months ended September 30, 2011, primarily because our average purchasing costs of natural gas had increased at a greater rate than that of our average sales price of natural gas.

Gross margin for our LNG business was 29.2% for the nine months ended September 30, 2011.

Gross margin for gasoline sales decreased to 4.2% for the nine months ended September 30, 2011, from 6.1% for the nine months ended September 30, 2010, primarily due to a larger portion of the gasoline sales being made to industrial customers at wholesale prices, which were usually lower than the retail prices we offered to individual customers.

Gross margin for our installation business increased slightly to 60.7% for the nine months ended September 30, 2011 from 58.5% for the nine months ended September 30, 2010.

Gross margin for our auto conversion business decreased to 37.9% for the nine months ended September 30, 2011, from 39.2% for the nine months ended September 30, 2010, due to intensified competition in the market.

Our total gross margin decreased to 39.8% for the nine months ended September 30, 2011 from 44.7% for the nine months ended September 30, 2010. The decrease was primarily due to lower gross margin level for our LNG business, as compared to the gross margins of those business lines making greatest contribution to revenues, and the growth rate of sales price of natural gas products being lower than that of purchase costs of natural gas.

Operating expenses

We incurred operating expenses of $19,564,517 for the nine months ended September 30, 2011, an increase of $4,490,501, or 29.8%, from $15,074,016 for the nine months ended September 30, 2010.

Selling expenses increased by $2,678,029, or 27.9%, to $12,288,465 for the nine months ended September 30, 2011, from $9,610,436 for the nine months ended September 30, 2010, primarily due to the increase of $1,064,853 in salaries of the staff as a result of additional staff and normal salary increase, and $1,030,328 in depreciation associated with the operations of our LNG plant, which started in July 2011.

General and administrative expenses increased by $1,812,472, or 33.2%, from $5,463,580 for the nine months ended September 30, 2010 to $7,276,052 for the nine months ended September 30, 2011, primarily attributable to the increase of $1,729,896 in legal fees and $271,524 in consulting fees incurred in connection with a class action lawsuit brought against us, and the increase of $429,164 in salaries and benefits for the staff, offset mainly by the decrease of $529,669 in stock-based compensation, and $122,408 in provision for bad debt. An analysis by region or entity demonstrates that the general and administrative expenses for our operations in Hubei and Shaanxi Provinces, and the management expenses of SJLNG, a wholly owned subsidiary of XXNGC, increased, primarily due to the rapid growth and expansion of these entities.

Income from Operations and Operating Margin

Income from operations increased by $2,540,124, or 19.5%, to $15,565,803 for the nine months ended September 30, 2011, from $13,025,679 for the nine months ended September 30, 2010, primarily attributable to the realization of revenue and gross profit of LNG, which started in July 2011. Our operating margin for the nine months ended September 30, 2011 was 17.6%, compared to 20.7% for the nine months ended September 30, 2010, which was a result of the lower margin generated from the LNG sales.

Non-Operating Income (Expense)

Non-operating expense was $592,071 for the nine months ended September 30, 2011, compared to non-operating income of $1,834,475 for the nine months ended September 30, 2010. The change was primarily due to the decrease in the gain from change in fair value of outstanding warrants, and the increase in interest expense and in foreign currency exchange loss. In addition, we capitalized $5,108,401 in interest expense for the nine months ended September 30, 2011 compared to $4,721,416 in capitalized interest expense for the same period in 2010.

Provision for Income Tax

Income tax was $3,549,122 for the nine months ended September 30, 2011, compared to $2,719,539 for the nine months ended September 30, 2010, primarily due to the realization of revenue from our LNG plant, which started in July 2011. The effective income tax rate increased from 18.3% to 23.7% in this period, primarily attributable to the increase of general and administrative expenses in CHNG and certain subsidiaries of the VIE being in a start-up, non-operational stage (such as HBXNGC) and were not generating any revenue or profit during the nine months ended September,2011. These subsidiaries of the VIE, however, incurred considerable amounts of selling expenses and general and administrative expenses for the period, materially reducing the amount of income before tax, the denominator in the calculation of the effective income tax rate. As a result, the effective income tax rate for the nine months ended September 30, 2011 rose materially.

Net Income

Net income decreased by $716,005 or 5.9%, to $11,424,610 for the nine months ended September 30, 2011, compared to $12,140,615 for the nine months ended September 30, 2010, consistent with the changes in the various elements of net income discussed above. Net margin decreased to 12.9% for the nine months ended September 30, 2011, from 19.3% for the nine months ended September 30, 2010, primarily due to increased purchasing costs of natural gas at a higher rate than that of our sales prices , increased operating expenses, and a lower gross margin generated from the LNG sales.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. In 2008, we sold senior notes with a face value of $40 million to Abax Lotus Ltd. In September 2009, we completed a secondary offering of common stock with gross proceeds of approximately $57 million. Our principal uses of cash have been, and are expected to continue to be, working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian County, Shaanxi Province and other projects.  Due to the repayment of 25% of the principal of the Abax Senior Notes, the repayment of 25% of the principal of the loan from Shanghai Pudong Development Bank, and the repayment of the short-term loans from Mr. Hao Qu, all of which are payable within one year from September 30, 2011, our current liabilities were larger than current assets as of September 30, 2011, resulting in a negative working capital. We will obtain new short-term bank loans to finance our working capital, if necessary.

As of September 30, 2011, we had $11,213,236 of cash and cash equivalents on hand, compared to $10,046,249 of cash and cash equivalents as of December 31, 2010. The increase was primarily attributable to the decrease in investments in construction in progress for the JBLNG project.

Net cash provided by operating activities was $15,746,982 for the nine months ended September 30, 2011, compared to $13,534,460 for the nine months ended September 30, 2010. The increase was primarily due to the increase in unearned revenue, increase in accounts payable and accrued liabilities, and adjustments for non-cash expense items.

Net cash used in investing activities decreased from $45,698,160 for the nine months ended September 30, 2010 to $15,431,571 for the comparable period in 2011. The decrease was primarily due to the decrease in construction in progress and payment for acquisition of businesses, as the investments for phase I of JBLNG project had been mostly completed by the end of 2010. Additionally we have not made any acquisitions in the nine months ended September 30, 2011.

Net cash from financing activities was $427,388 for the nine months ended September 30, 2011, primarily generated from short-term borrowings from Mr. Hao Qu, a former senior management member and a shareholder of the Company, and the short-term borrowings from our joint venture company, Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd, offset by repayment of senior notes.  On a comparable basis, net cash from financing activities was $19,652,100 for the nine months ended September 30, 2010, primarily attributable to the proceeds from the long-term borrowing from Shanghai Pudong Development Bank.

Based on our past performance and current expectations, we believe our cash and cash equivalents, as well as cash generated from operations, will satisfy most of our working capital needs. We will try to obtain new short-term bank loans to finance our working capital and to satisfy other liquidity requirements associated with our operations. As for capital expenditures, we will seek long-term bank loans or other long-term financing options.

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

Capital Expenditures

Our planned capital expenditures as of September 30, 2011 were approximately $215.8 million through December 2015, the majority of which were to be incurred in connection with Phases II and III of the LNG plant in Jingbian County, Shaanxi Province, the construction or acquisition of additional fueling stations and compressor stations and the construction of the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures mainly through cash flows from operations as well as through potential borrowings.

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

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends and disposition of properties as well as being obligated to maintain certain financial ratios. On August 5, 2011, the Company has paid on time first balance due 8.3333% of the principal.

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $18,564,000 to JBLNG. SPDB transferred $13,923,000 and $4,641,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing from the second year. As the People’s Bank of China adjusted the standard interest rate twice in October and December 2010, respectively, since January 1, 2011, the interest rate of these loans has been adjusted to 6.22%. As the People’s Bank of China adjusted the standard interest rate in February, April and July, 2011, beginning January 1, 2012 the interest rate of these loans will be 6.90%. The loan period is 58 months from the date of effectiveness of the contract, and will be repaid annually, with the last repayment to be no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within the PRC. Pursuing to the long-term loan agreement with Pudong Development Bank Xi’an Branch, the Company repaid $782,500 (RMB 5,000,000) to the SPDB on October 10, 2011.

Contractual Obligations

Our contractual obligations are as follows:

		Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
			(in thousands)
Long-term debt obligations(1)	$36,667	$10,000	$26,667	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations(2)	44,286	3,087	4,658	4,292	32,249
Purchase obligations(3)	9,477	9,477	-	-	-
Other long-term liabilities reflected on balance sheet(4)	17,500	-	-	17,500	-
Long-term loan	18,780	4,695	9,390	4,695	-

Total	$126,710	$27,259	$40,715	$26,487	$32,249

(1) Please refer to Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2011.

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

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of September 30, 2011, we maintained long-term natural gas purchase agreements with two of our vendors, Huojia Hualong Petrochemical Co., Ltd. (“Huojia Hualong”) and Qinshui Lanyan Coal Bed Methane Co., Ltd. (“Qinshui Lanyan”).  We do not expect any issues or difficulties in renewing our supply contracts with these vendors going forward.

We continued to seek lower-cost sources of supply and did not have commitments for the purchasing volume of natural gas to any suppliers except Qinshui Lanyan. Pursuant to the agreement with Qinshui Lanyan, we should purchase from Qinshui Lanyan a daily volume of approximately 200,000 cubic meters of coal bed gas. Prices of natural gas are strictly controlled by the PRC government.

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

The balance sheet amounts, with the exception of equity, were translated at the September 30, 2011 exchange rate of RMB 6.39 to $1.00 as compared to RMB 6.59 to $1.00 at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flows statement amounts for the nine months ended September 30, 2011 and 2010 were RMB 6.49 and RMB 6.80 to $1.00, respectively.

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

Consolidation of Variable Interest Entity

In accordance with the accounting standard regarding consolidations, VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. Any VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. Management makes ongoing reassessments of whether the Company is the primary beneficiary of XXNGC.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at September 30, 2011 and 2010, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had interest-bearing long-term and short-term debts outstanding in an aggregate of $57,766,611 at September 30, 2011. The fixed-rate long-term debt, or the notes payable to Abax of $40,000,000, is due in installments beginning in July 2011 through January 2014. On August 5, 2011, the Company has paid $3,333,334, or 8.3333% of the principal. The fixed-rate short-term debt, or the loan from a related party, of $2,319,945, is due in 2012. The remaining balance in the amount of $18,780,000, or the loan from Pudong Development Bank, bears interest at floating rates, and is due between 2012 and 2014. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rate Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the stockholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a $7,139,013 foreign currency translation gains to increase our equity account for the nine months ended September 30, 2011, to reflect the net impact of the fluctuation of RMB against USD.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the three months ended September 30, 2011, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the three months ended September 30, 2011:

•
The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

•	unauthorized entry into a related party transaction and failure to correctly disclose the Wang Loan as a related party transaction.
•
failure to communicate to the Board of Directors the Wang Loan and the loan to Shaanxi Juntai Housing Purchase Ltd. (the “Juntai Loan”) (together with the Wang Loan, the “Loans”) and unauthorized entry into the Loans without approval of the Board of Directors.

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2011 were not effective.

Management’s Remediation Initiatives

In response to the above identified material weakness and to strengthen our internal control over financial reporting, the Company has made plans to undertake the following remediation measures:
1.	Engagement of Grant Thornton as U.S. GAAP consultant to the Company for purposes of preparing its quarterly and annual periodic reports;
2.	Replacement of Mr. Qinan Ji as Chief Executive Officer of the Company;
3.	Resignation in August 2011 of certain employees involved in concealing the related party nature of the Wang Loan;
4.	Appointment of an Independent Controller reporting to the Audit Committee of the Board of Directors;
5.
Re-engagement of Ernst & Young Advisory to further improve procedures required to comply with the internal control over financial reporting and disclosure control provisions of the Sarbanes Oxley Act and to provide training to employees regarding U.S. GAAP, internal controls over financial reporting and disclosure controls and procedures;

6.
Adopting a policy that restricts the signing authority of the Chairman and other executives. The policy mandates two signing parties for any obligation outside the normal scope of operations set forth in the Company’s business plan, as reviewed and approved from time to time by the Company’s Board of Directors; and

7.	Consideration of the initiative to engage additional personnel with U.S. GAAP expertise to help to prepare our consolidated financial statements.

With respect to the above measures, all items except 6 and 7 have been completed.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change, other than those described above, in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Other than described below, there have been no material developments in the legal proceedings in which we were involved during the three months and nine months ended September 30, 2011. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

a)
Vandevelde v. China Natural Gas, Inc., et al. (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, plaintiff Maxwell Vandevelde filed a putative class action against the Company and certain of its current and former officers and directors alleging that the defendants violated U.S. federal securities laws.  On August 12, 2011, the Court entered an order appointing Robert Skeway, an individual investor, as lead plaintiff and approving his selection of lead counsel.  Lead plaintiff and Raimundo Jo-Fung, another individual investor, who together seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 10, 2010 and September 21, 2011, filed an amended complaint on October 11, 2011.  Plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  The amended complaint alleges the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions.  The amended complaint also asserts claims against certain of the Company’s current and former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934.  The suit seeks unspecified monetary damages.

Pursuant to a stipulation agreed on by the parties and order by the Court, the Company is required to answer, move to dismiss or otherwise respond to the amended complaint by December 12, 2011.  The Company intends to defend this case vigorously. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in the Annual Report on Form 10-K for the year ended December 31, 2010, other than as set forth below. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the 2010 Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

We have made errors in the preparation of certain of our historical financial statements and our internal control over financial reporting and disclosure controls and procedures have not been effective.

Because of the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities. The SEC has commenced an investigation into the matters surrounding the Wang Loan and the acquisition of Lingbao Yuxi Natural Gas Co., Ltd. The Company is cooperating with the investigation. In addition, NASDAQ has halted trading in our common stock pending NASDAQ’s request for additional information from us with respect to these matters and the filing of this Amended Filing and restated quarterly reports on Form 10-Q/A for the six months ended June 30, 2010 and the nine months ended September 30, 2010, and a restated annual report on Form 10-K/A for the year ended December 31, 2010. The SEC may take enforcement action against us and NASDAQ may seek to delist our stock. The market price of our common stock has declined and because of these events, investor perceptions of us may suffer, and this could cause a further decline in the market price of our stock. If we are unable to remediate the material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. In addition, we may identify additional material weaknesses in the future. Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

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

China Natural Gas, Inc.

November 14, 2011	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By:	/s/ Bode Xu
Bode Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)