Form 10-Q/A
period 2010-03-31
China Natural Gas, Inc.
filed 2011-12-28
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

001-34373
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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-Q/A (the “Amended Filing”) amends Amendment No. 2 to the Quarterly Report of China Natural Gas, Inc. (the “Company”) (as amended, the "Amended 10-Q"), which in turn had amended the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, originally filed on May 7, 2010 (the “Original Filing”).

As disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as of March 31, 2010, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd. Respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”).

The Company’s Board of Directors has concluded that the Wang Loan was made to parties related to the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, Mr. Qinan Ji, for the benefit of those related parties, and that the nature of the Wang Loan had not been properly disclosed to the Company's Board of Directors and Audit Committee, its Independent Registered Public Accounting Firm, Frazer Frost, LLP at the time the Wang Loan was made, or its current Independent Registered Public Accounting Firm, Friedman LLP at the time they were engaged as the Company’s new Independent Registered Public Accounting Firm in December 2010. Furthermore, neither of the Loans were reported to or approved by the Company’s Board of Directors.

As a result, the Company filed a Current Report on Form 8-K on September 21, 2011 to disclose that its financial statements in the Original Filing and the Amended 10-Q should no longer be relied upon due to a failure to correctly disclose the Wang Loan as a related party transaction.

The purpose of this Amended Filing is to reclassify the Wang Loan and properly disclose the related party transaction nature of the Wang Loan. The amendments herein include: (i) reclassification of the Wang Loan from Loan Receivables to Loan Receivables – Related Party, (ii) disclosure of the related party transaction nature of the Wang Loan; and (iii) other disclosures related to the foregoing, including additional material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting and certain remediation measures related thereto.

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

China Natural Gas, Inc.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December, 31
	2010	2009

	(Unaudited) (As Restated – See Note 2)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$30,172,391	$48,177,794
Restricted cash	13,203,000	-
Accounts receivable, net of allowance for doubtful accounts of $196,138 and $163,280 as of March 31, 2010 and December 31, 2009, respectively.	1,514,070	1,289,116
Other receivables	491,020	709,741
Other receivable - employee advances	190,045	338,689
Inventories	874,678	841,837
Advances to suppliers	1,302,568	596,868
Prepaid expense and other current assets	1,546,556	1,076,915
Loans receivable	4,401,000	293,400
Loans receivable – related party	9,858,240	-
Total current assets	63,553,568	53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	1,467,000
PROPERTY AND EQUIPMENT, NET	75,603,216	72,713,012
CONSTRUCTION IN PROGRESS	57,102,317	52,918,236
DEFERRED FINANCING COSTS	1,234,540	1,336,998
OTHER ASSETS	16,937,089	15,854,910

TOTAL ASSETS	$215,897,730	$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,970,228	$2,081,261
Other payables	85,082	80,788
Unearned revenue	2,199,805	1,813,641
Accrued interest	200,509	786,052
Taxes payable	2,888,511	1,901,577
Total current liabilities	7,344,135	6,663,319

LONG TERM LIABILITIES:
Notes payable, net of discount $11,946,508 and $12,707,713 as of March 31, 2010 and December 31, 2009, respectively	28,053,492	27,292,287
Derivative liabilities - warrants	19,152,570	19,545,638
Long term debt	13,203,000
Total long term liabilities	60,409,062	46,837,925

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,183,904 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,118	2,118
Additional paid-in capital	79,926,097	79,851,251
Cumulative other comprehensive gain	8,675,165	8,714,019
Statutory reserves	6,425,074	5,962,695
Retained earnings	53,116,079	49,583,189
Total stockholders' equity	148,144,533	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,897,730	$197,614,516

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(As Restated – See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,995,270	$4,201,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,472,595	1,389,565
Provision for bad debt	32,847	-
Amortization of discount on senior notes	-	170,712
Amortization of financing costs	-	38,578
Stock based compensation	74,847	14,842
Change in fair value of warrants	(393,068)	(197,051)
Change in assets and liabilities:
Accounts receivable	(257,812)	(41,244)
Other receivable - employee advances	148,593	151,617
Inventories	(32,830)	30,812
Advances to suppliers	(705,460)	151,828
Prepaid expense and other current assets	(167,213)	(100,912)
Accounts payable and accrued liabilities	(111,007)	304,860
Other payables	4,296	212,961
Unearned revenue	386,032	195,435
Accrued interest	(585,543)	(330,003)
Taxes payable	986,599	44,898
Net cash provided by operating activities	4,848,146	6,238,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to related party	(9,858,171)	-
Loans to third party	(4,400,969)	-
Repayment of loans receivable	293,300	-
Purchase of property and equipment	(253,844)	(13,484)
Additions to construction in progress	(7,425,192)	(2,552,098)
Prepayment on long term assets	(1,047,327)	(426,913)
Return of acquisition deposit	(124,653)	-
Payment for intangible assets	-	(35,822)
Payment for land use rights	4,722	-
Net cash used in investing activities	(22,812,134)	(3,028,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	13,198,500	-
Increase in restricted cash	(13,198,500)	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(41,415)	(6,226)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(18,005,403)	3,203,978

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,177,794	5,854,383

CASH & CASH EQUIVALENTS, END OF PERIOD	$30,172,391	$9,058,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,085,543	$1,084,130
Income taxes paid	$-	$997,257

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$4,106,200	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$863,662	$-

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

Note 2 – Restatement of Previously Reported Consolidated Financial Statement

The Company is hereby restating its quarterly consolidated financial statements as of March 31, 2010, originally filed on May 7, 2010 (the “Original Filing”) and amended thereafter (the “Previous Amendments”), to make appropriate disclosure of the related party transaction nature of certain unauthorized loan made by the Company, and reclassify the loan into appropriate account in the consolidated financial statements and revise the description in the notes to such financial statements..

As disclosed in the Original Filing, as of March 31, 2010, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd. Respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). The Company’s Board of Directors has concluded that the Wang Loan was made to parties related to the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, Mr. Qinan Ji, for the benefit of those related parties, and that the nature of the Wang Loan had not been properly disclosed to the Company's Board of Directors and Audit Committee, its Independent Registered Public Accounting Firm, Frazer Frost, LLP at the time the Wang Loan was made, or its current Independent Registered Public Accounting Firm, Friedman LLP at the time they were engaged as the Company’s new Independent Registered Public Accounting Firm in December 2010. Furthermore, neither of the Loans (defined below) were reported to or approved by the Company’s Board of Directors.

The Company’s Board of Directors made a decision to restate the consolidated financial statements upon the recommendation of the Audit Committee and management. The general nature and scope of the adjustments are summarized as follows:

(1)
Disclosure of related party transaction nature and reclassification of loans receivable ——Xi’an Demaoxing Real Estate Co., Ltd. (“Demaoxing”) was formed in November 2007 by relatives of Mr. Qinan Ji, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (the “Demaoxing Promoters”). In January 2010, Shaanxi Xilan Natural Gas Equipment Co., Ltd.  (“SXNGE”), one of the Company’s major subsidiaries, extended a loan of US$9,858,240 to Ms. Taoxiang Wang (the “Wang Loan”), who obtained a 40% ownership interest in Demaoxing on January 21, 2010. Ms. Taoxiang Wang used her 40% ownership interest in Demaoxing and its assets as collateral for the Wang Loan. On January 21, 2010, the Demaoxing Promoters also transferred 30% of their ownership interests in Demaoxing to Shaanxi Rongxin Real Estate Co., Ltd. (“Rongxin”). On January 26, 2010, the Wang Loan funds were remitted by SXNGE to an account of Demaoxing. The Board of Directors has determined that the Demaoxing Promoters retained indirect beneficial interests in Demaoxing after transferring their ownership interests and thus the Wang Loan was a related party transaction. The Company herein makes appropriate disclosures of the related party transaction nature of the Wang Loan and reclassifies the Wang Loan from Loans Receivable to Loans Receivable – Related Party throughout its quarterly consolidated financial statements for the three months ended March 31, 2010.

The following tables present the reclassifications made herein of the Company’s previously issued condensed consolidated balance sheet as of March 31, 2010.

	Consolidated Balance Sheet March 31, 2010 (Unaudited)

	Previously Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$30,172,391	$-	$30,172,391
Restricted cash	13,203,000	-	13,203,000
Accounts receivable	1,514,070	-	1,514,070
Other receivables	491,020	-	491,020
Other receivable - employee advances	190,045	-	190,045
Inventories	874,678	-	874,678
Advances to suppliers	1,302,568	-	1,302,568
Prepaid expense and other current assets	1,546,556	-	1,546,556
Loans receivable	14,259,240	(9,858,240)	4,401,000
Loans receivable – related party	-	9,858,240	9,858,240
Total current assets	63,553,568	-	63,553,568

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	-	1,467,000
PROPERTY AND EQUIPMENT, NET	75,603,216	-	75,603,216
CONSTRUCTION IN PROGRESS	57,102,317	-	57,102,317
DEFERRED FINANCING COSTS	1,234,540	-	1,234,540
OTHER ASSETS	16,937,089	-	16,937,089

TOTAL ASSETS	$215,897,730		$215,897,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,970,228	-	$1,970,228
Other payables	85,082	-	85,082
Unearned revenue	2,199,805	-	2,199,805
Accrued interest	200,509	-	200,509
Taxes payable	2,888,511	-	2,888,511
Total current liabilities	7,344,135	-	7,344,135

LONG TERM LIABILITIES:
Notes payable	28,053,492	-	28,053,492
Derivative liabilities - warrants	19,152,570	-	19,152,570
Long term debt	13,203,000	-	13,203,000
Total long term liabilities	60,409,062	-	60,409,062

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock	-	-	-
Common stock	2,118	-	2,118
Additional paid-in capital	79,926,097	-	79,926,097
Cumulative other comprehensive gain	8,675,165	-	8,675,165
Statutory reserves	6,425,074	-	6,425,074
Retained earnings	53,116,079	-	53,116,079
Total stockholders' equity	148,144,533	-	148,144,533

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215,897,730	-	$215,897,730

In the statement of cash flows for the three months ended March 31, 2010, the following reclassification is made:

(1)	The item Loans to Third Parties of $14,259,140 is reclassified into two items, which are Loans to Related Party of $9,858,171 and Loans to third party of $4,400,969, respectively.

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statements of the results for the interim period presented.  Operating results for the period ended March 31, 2010 are not necessary indicative of the results that may be expected for the year ended December 31, 2010. The information included in this Form 10-Q/A should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The balance sheet amounts with the exception of equity were translated 6.82 RMB to $1.00 at March 31, 2010 and December 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2010 and 2009 were 6.82 RMB and  6.83 RMB to $1.00, respectively.

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

The following are the details of the inventories:

	March 31, 2010	December 31, 2009
Materials and supplies	$453,382	$345,611
Gasoline	421,296	496,226
Total	$874,678	$841,837

Advances to Suppliers

The Company advances funds to certain vendors for purchase of its materials. The advances are interest-free and unsecured.

Loans Receivable

Loans receivable consists of the following:

	March 31, 2010	December 31, 2009
Shanxi Yuojin Mining Company, due on November 30, 2009, extended to November 30, 2010, annual interest at 5.84% (1)	$-	$293,400
Shanxi JunTai Housing Purchase Ltd., due on January 10, 2011, annual interest at 5.84% a (2)	4,401,000	-
	$4,401,000	$293,400

(1)	This loan was repaid on March 11, 2010.

(2)
The applicable interest rate of this loan is the People’s Bank of China’s standard one-year rate, 5.31% at inception of the loan, which is subject to change with the government policy, plus an additional 10% interest rate float. Pursuant to these terms, the interest rates were 5.84% at the inception date and March 31, 2010.

In January 2010, XXNGC, the variable interest entity of SXNGE, extended another loan of US$4,401,000 to Juntai, which obtained a 30% ownership interest in Demaoxing on January 21, 2010. Juntai used an individual guarantee and its 30% ownership interest in Demaoxing and its assets as collateral for the Juntai Loan. XXNGC remitted the Juntai Loan funds to an account designated by Juntai on January 8, 2010 and January 11, 2010. The Company’s Board of Directors was not notified of the extension of the Juntai Loan by the Company, and did not approve the Juntai Loan. Upon learning of the existence of the Juntai Loan in April 2010, the Board of Directors required that the Juntai Loan be immediately repaid. In May 2010, the principal of the Juntai Loan was repaid together with an interest payment of US$87,923, settling the Juntai Loan in full.

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

The results of financial position of the JV as of March 31, 2010 are summarized below:

	March 31, 2010	December 31, 2009

Condensed balance sheet information:
Current assets	$2,993,878	$2,993,878
Noncurrent assets	-	-
Total assets	$2,993,878	$2,993,878
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$2,993,878	$2,993,878
Total liabilities and equity	$2,993,878	$2,993,878

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	March 31, 2010	December 31, 2009
Office equipment	$478,423	$439,055
Operating equipment	63,032,066	61,350,503
Vehicles	2,486,614	2,486,614
Buildings and improvements	24,055,153	21,414,553
Total property and equipment	90,052,256	85,690,725
Less accumulated depreciation	(14,449,040)	(12,977,713)
Property and equipment, net	$75,603,216	$72,713,012

Depreciation expense for the three months ended March 31, 2010 and 2009 was $1,470,826 and  $1,389,565, respectively.

Construction in Progress

Construction in progress (“CIP”) consists of the cost of constructing property and equipment for the Company’s gas stations and a new project of processing, distribution and sale of LNG. The major cost of construction in progress relates to technology licensing fees, equipment purchases, land use rights requisition costs, capitalized interest and other construction fees.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.  Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

As of March 31, 2010 and December 31, 2009, the Company had construction in progress in the amount of $57,102,317 and $52,918,236, respectively. Interest cost capitalized into construction in progress for the three months ended March 31, 2010 and 2009, amounted to $1,363,663 and $858,379, respectively.

Construction in progress at March 31, 2010 consisted of the following:

No.	Project Description	Location	March 31, 2010	Commencement Date	Expected completion date	Estimated additional cost to complete
1	Jingbian LNG (1)	JBLNG	$45,882,038	Dec-06	Jun-10	$9,873,000
2	Sa Pu mother station	HXNGC	840,799	Jul-08	Jun-11	6,300,000
3	Xi'an Cangsheng mother station	XXNGC	1,925,557	Sep-08	May-11	3,220,000
4	Sanhuanbei fueling station	XXNGC	1,725,563	Mar-10	May -10	1,126,656
5	Sanyao fueling station	XXNGC	1,662,652	Mar-10	May-10	1,085,580
6	Matengkong fueling station	XXNGC	1,581,766	Mar-10	May -10	1,164,798
7	International port	XXNGC	1,376,406	May-09	Dec -10	2,800,000
8	Other CIP projects	XXNGC	2,107,536	Various	Various	500,000
			$57,102,317			$26,070,034

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

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31, 2010	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	2.57	2.82
Risk-free interest rate	1.34%	1.49%
Expected volatility	90%	90%

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

Valuation allowance	For the three months end March 31,2010	Year ended December 31,2009
Balance, beginning of period	$1,099,171	$563,541
Increase	116,291	535,630
Balance, end of period	$1,215,462	$1,099,171

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

Taxes Payable

Taxes payable at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Value added tax payable	$810,976	$740,772
Business tax payable	-	1,540
Income tax payable	2,039,416	1,127,961
Urban maintenance tax payable	34,357	27,442
Income tax for individual payable	3,762	3,862
Total tax payable	$2,888,511	$1,901,577

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

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

Note 12 – Earnings per Share

Earnings per share for the three months ended March 31, 2010 and 2009 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with FASB’s accounting standard.

The following demonstrates the calculation for earnings per share for the years ended March 31, 2009 and 2008:

	For the three
	months ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Basic earnings per share

Net income	$3,995,270	$4,201,623

Weighted shares outstanding-Basic	21,183,904	14,600,152

Earnings per share-Basic	$0.19	$0.29

Diluted earnings per share

Net income	$3,995,270	$4,201,623

Weighted shares outstanding-Basic	21,183,904	14,600,152
Effect of diluted securities-Warrants	411,134	-
Weighted shares outstanding-Diluted	21,595,038	14,600,152

Earnings per share-Diluted	$0.19	$0.29

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

Note 13 – Related Party Transactions (Restated)

The Company had the following balances of loans extended to its related parties:

	March 31, 2010	December
	(unaudited)	31, 2009
Ms. Taoxiang Wang, due on February 19, 2011, annual interest at 5.84% (1)	9,858,240	-
	$9,858,240	$-

(1)	On April 22 and April 27, 2010, Ms. Wang repaid $ 5,868,000 and $4,130,962, respectively, of which $140,722 was the interest payments.

Demaoxing was formed in November 2007 by relatives of Mr. Qinan Ji, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (the “Demaoxing Promoters”). In January 2010, SXNGE, one of the Company’s major subsidiaries, extended a loan of US$9,858,240 to Ms. Taoxiang Wang, who obtained a 40% ownership interest in Demaoxing on January 21, 2010.  Ms. Taoxiang Wang used her 40% ownership interest in Demaoxing and its assets as collateral for the Wang Loan. On January 26, 2010, the Wang Loan funds were remitted by SXNGE to an account of Demaoxing. Management of the Company believed that the Wang Loan was adequately secured by collateral. On January 21, 2010, the Demaoxing Promoters also transferred 30% of their ownership interests in Demaoxing to Shaanxi Rongxin Real Estate Co., Ltd. (“Rongxin”). The Board of Directors has determined that the Demaoxing Promoters retained indirect beneficial interests in Demaoxing after transferring their ownership interests and thus the Wang Loan was a related party transaction.

The Company’s Board of Directors was not notified of the extension of the Wang Loan by the Company, and did not approve the Loans. Upon learning of the existence of the Wang Loan in April 2010, the Board of Directors required that the Wang Loan be immediately repaid. In April 2010, Demaoxing repaid the principal of the Wang Loan and made an interest payment of US$140,722, settling the Wang Loan in full.

Note 14 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:

	For the three
	months ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Numbers of natural gas vendors	3	3

Percentage of total natural gas purchases	88%	80%

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

Note 15 – Commitments and Contingencies

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

Note 16 – Subsequent Event

As disclosed in Note 13, in April 2010, Demaoxing repaid the principal of the Wang Loan and made an interest payment of US$140,722, settling the Wang Loan in full.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table represents the consolidated operating results for the three month period ended March 31, 2010 and 2009:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

			Increase in dollar	Increase in
	March 31,2010	March 31,2009	amount	percentage
Natural gas from filling stations	$14,629,610	$14,257,925	$371,685	2.6%

Natural gas from pipelines	854,019	707,895	146,124	20.6%

Gasoline	1,468,816	1,174,398	294,418	25.1%

Installation	2,007,774	1,901,034	106,740	5.6%

Auto conversion	406,604	486,414	(79,810)	(16.4)%

Total	$19,366,823	$18,527,666	$839,157	4.5%

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

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

			Increase in dollar	Increase in
	March 31, 2010	March 31, 2009	amount	percentage
Natural gas from filling stations	$7,272,136	$6,244,441	$1,027,695	16.5%

Natural gas from pipelines	592,518	502,489	90,029	17.9%

Gasoline	1,367,278	1,130,057	237,221	21.0%

Installation	798,054	722,862	75,192	10.4%

Auto conversion	241,869	294,165	(52,296)	(17.8)%

Total	$10,271,855	$8,894,014	$1,377,841	15.5%

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

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

			Increase in	Increase in
	March 31, 2010	March 31, 2009	dollar amount	percentage
Natural gas from filling stations	$7,357,474	$8,013,484	$(656,010)	(8.2)%

Natural gas from pipelines	261,501	205,406	56,095	27.3%

Gasoline	101,538	44,341	57,197	129.0%

Installation	1,209,720	1,178,172	31,548	2.7%

Auto conversion	164,735	192,249	(27,514)	(14.3)%

Total	$9,094,968	$9,633,652	$(538,684)	(5.6)%

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

As of March 31, 2010, the Company had $30,172,391 of cash and cash equivalents on hand compared to $48,177,794 of cash and cash equivalents as of December 31, 2009. The decrease was primarily attributable to the construction of the LNG plant, additions of fueling stations,  market development initiatives and the loans to related party and third party.

Net cash provided by operating activities was $4,848,146 for the three months ended March 31, 2010 compared to net cash provided by operations of $6,238,521 for the three months ended March 31, 2009. The primary reason for the change was due to the lower net income, adjusted for non-cash expenses of $1,187,121, and an increase in working capital of $334,345.

Net cash used in investing activities increased from $3,028,317 during the three months ended March 31, 2009 to $22,812,134 for the same period in 2010 primarily due to loans receivable to related and non-related parties, prepayment to equipment suppliers and construction of the LNG plant, and construction addition of fueling stations during the three months ended March 31, 2010. The Company loaned $9,858,171 to a related party, or the Wang Loan, and $4,400,969 to a non-related party at an annual rate of 5.84%, or the Juntai Loan, during the first quarter of 2010. As of May 7, 2010, $9,858,240 of the Wang Loan has been paid back and $4,400,900 of the Juntai Loan is still outstanding.

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

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, repayments of the loans we made to relate party and others, as well as future possible cash from financing activities, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 2. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q/A.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedure; Internal Control over Financial Reporting (Restated)

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and after considering the material weaknesses in our internal control over financial reporting discussed in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 under the heading "Management's Report on Internal Control over Financial Reporting (Restated)," and the disclosures made in this Amended Filing, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures and internal control over financial reporting that were in effect on March 31, 2010 were not effective because the Company failed to implement policies and procedures that would have prevented the Company's:

•
failure to disclose a loan from Shanghai Pudong Development Bank in the amount of $17.7 million (the “SPDB Loan”), the pledge made by XXNGC, the Company's variable interest entity, of its equipment and vehicles located within China to secure the SPDB Loan (the “Pledge”) and the guarantee for the repayment of the Loan by the Pledge (the “Guarantee”) as subsequent events in the notes to its consolidated financial statements included in the Annual Report;

•
failure to disclose the SPDB Loan, the Pledge and the Guarantee in the Original Filing, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

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

•	unauthorized entry into a related party transaction and failure to correctly disclose as a related party transaction the Wang Loan

•	failure to communicate to the Board of Directors of the Wang Loan and the Juntai Loan and unauthorized entry into the Loans without approval of the Board of Directors

 Management’s Remediation Initiatives

In response to the last two of the above identified material weaknesses and to strengthen our internal control over financial reporting, the Board of Directors has directed the Company to undertake the following remediation measures:

1)	Replacement of Mr. Qinan Ji as Chief Executive Officer of the Company. The Company is currently seeking to recruit a suitable CEO;

2)	Resignation in August 2011 of certain employees involved in concealing the related party nature of the Wang Loan;

3)	Appointment of an Independent Controller reporting to the Audit Committee of the Board of Directors;

4)
Re-engagement of Ernst & Young Advisory to further improve procedures required to comply with the internal control over financial reporting and disclosure control provisions of the Sarbanes Oxley Act and to provide training to employees regarding U.S. GAAP, internal controls over financial reporting and disclosure controls and procedures;

5)
Adopting a policy that restricts the signing authority of the Chairman and other executives.  The policy mandates two signing parties for any obligation outside the normal scope of operations set forth in the Company’s business plan, as reviewed and approved from time to time by the Company’s Board of Directors; and

6)	Engagement of Grant Thornton as U.S. GAAP consultant to the Company for purposes of preparing its quarterly and annual periodic reports.

Within the above measures, items 1, 2, 3, 4 and 6 have been completed.

Changes in internal control over financial reporting

Other than as disclosed in Amendment No. 2 to the Annual Report, filed on September 30, 2010, under the headings “Item 9A. Controls and Procedures – Management’s Report on Internal Control over Financial Reporting (Restated)” and “– Management’s Remediation Initiatives,” and those material weaknesses and remediation measures disclosed above, there was no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 10, 2010 other than as set forth below. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

We have made errors in the preparation of certain of our historical financial statements and our internal control over financial reporting and disclosure controls and procedures have not been effective.

Because of the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities. The SEC has commenced an investigation into the matters surrounding the Wang Loan and the acquisition of Lingbao Yuxi Natural Gas Co., Ltd. The Company is cooperating with the investigation. In addition, the NASDAQ has halted trading in the Company’s common stock pending its request for additional information from the Company with respect to these matters and the filing of this Amended Filing and restated quarterly reports on Form 10-Q/A for the six months ended June 30, 2010 and the nine months ended September 30, 2010, and a restated annual report on Form 10-K/A for the year ended December 31, 2010. The SEC may take enforcement action against the Company and the NASDAQ may seek to delist the Company’s stock. The market price of our common stock has declined and because of these events, investor perceptions of our company may suffer, and this could cause a further decline in the market price of our stock. If we are unable to remediate the material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. In addition, we may identify additional material weaknesses in the future. Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

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

Demaoxing was formed in November 2007 by relatives of Mr. Qinan Ji, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors. In January 2010, SXNGE, one of the Company’s major subsidiaries, extended a loan of US$9,858,240 to Ms. Taoxiang Wang, who obtained a 40% ownership interest in Demaoxing on January 21, 2010.  Ms. Taoxiang Wang used her 40% ownership interest in Demaoxing and its assets as collateral for the Wang Loan. On January 26, 2010, the Wang Loan funds were remitted by SXNGE to an account of Demaoxing. Management of the Company believed that the Wang Loan was adequately secured by collateral. On January 21, 2010, the Demaoxing Promoters also transferred 30% of their ownership interests in DeMaoxing to Shaanxi Rongxin Real Estate Co., Ltd.. The Board of Directors has determined that the Demaoxing Promoters retained indirect beneficial interests in Demaoxing after transferring their ownership interests and thus the Wang Loan was a related party transaction.

As of March 31, the Company had the following balances of loans extended to its related parties:

		December
	March 31, 2010	31, 2009
Ms. Taoxiang Wang, due on February 19, 2011, annual interest at 5.84%	9,858,240	-
	$9,858,240	$-

Item 6.  Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit
10.1*	Loan Contract of Fixed Asset dated February 26, 2010, by the between Jingbian Xi’an Xilan Liquefied Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

10.2*	Mortgage Contract of Movables dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

10.3*	Contract of Guarantee dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*Filed as exhibits to the Company’s quarterly report on Form 10-Q filed with the SEC on August 13, 2010.

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Natural Gas, Inc.

December 28, 2011	By:	/s/ Shuwen Kang

Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

December 28, 2011	By:	/s/ Bode Xu

Bode Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)