Form 10-Q/A
period 2010-06-30
China Natural Gas, Inc.
filed 2011-12-28
CIK 1120830

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the “Amended Filing”) amends Amendment No. 1 to the Quarterly Report of China Natural Gas, Inc. (the “Company”) (as amended, the "Amended 10-Q"), which in turn had amended the Quarterly Report on Form 10-Q of China Natural Gas, Inc. (the “Company”) for the quarter ended June 30, 2010, originally filed on August 13, 2010 (the “Original Filing”).

As disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as of March 31, 2010, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd. Respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). As of June 30, 2010, the Loans have been repaid in full.

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

China Natural Gas, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,
	2010 (Unaudited)	December, 31 2009

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$42,606,410	$48,177,794
Accounts receivable, net of allowance for doubtful accounts of $206,514 and $163,280 as of June 30, 2010 and December 31, 2009, respectively	1,174,673	1,289,116
Other receivables	36,942	709,741
Other receivable - employee advances	303,887	338,689
Inventories	842,259	841,837
Advances to suppliers	1,385,058	596,868
Prepaid expense and other current assets	3,769,977	1,076,915
Loans receivable	-	293,400
Total current assets	50,119,206	53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,467,000	1,467,000
PROPERTY AND EQUIPMENT, NET	80,342,000	72,713,012
CONSTRUCTION IN PROGRESS	78,363,718	52,918,236
DEFERRED FINANCING COSTS	1,132,082	1,336,998
OTHER ASSETS	17,262,417	15,854,910
TOTAL ASSETS	$228,686,423	$197,614,516
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,550,860	$2,081,261
Other payables	96,412	80,788
Unearned revenue	2,282,024	1,813,641
Accrued interest	706,065	786,052
Taxes payable	2,051,374	1,901,577
Total current liabilities	8,686,735	6,663,319

LONG TERM LIABILITIES:
Notes payable, net of discount $11,135,111 and $12,707,713 as of June 30, 2010 and December 31, 2009, respectively	28,864,889	27,292,287
Derivative liabilities - warrants	18,487,455	19,545,638
Long term debt	17,676,000	-
Total long term liabilities	65,028,344	46,837,925

Total liabilities	73,715,079	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,321,904 shares issued and outstanding at June 30, 2010 and December 31, 2009	2,132	2,118
Additional paid-in capital	81,394,533	79,851,251
Cumulative other comprehensive gain	9,473,023	8,714,019
Statutory reserves	6,925,689	5,962,695
Retained earnings	57,175,967	49,583,189
Total stockholders' equity	154,971,344	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$228,686,423	$197,614,516

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,555,773	$8,064,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,070,705	2,782,209
Loss on disposal of equipment	-	21,370
Provision for bad debt	42,390	-
Amortization of discount on senior notes	-	217,196
Amortization of financing costs	-	52,435
Stock based compensation	867,096	100,758
Change in fair value of warrants	(1,058,183)	1,115,783
Change in assets and liabilities:
Accounts receivable	76,830	(74,409)
Other receivable	658,742	(69,120)
Other receivable - employee advances	50,142	179,083
Inventories	3,008	(487,908)
Advances to suppliers	(782,495)	(268,922)
Prepaid expense and other current assets	(2,594,001)	157,372
Accounts payable and accrued liabilities	1,455,262	822,997
Other payables	15,266	73,210
Unearned revenue	459,057	1,026,693
Accrued interest	(79,987)	376,664
Taxes payable	141,433	306,975
Net cash provided by operating activities	10,881,038	14,396,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	-	41,305
Loan to related party	(9,858,240)	-
Loans to third party	(4,401,000)	-
Repayment of loans receivable – related party	9,858,240	-
Repayment of loans receivable – third parties	4,694,380	-
Purchase of property and equipment	(6,260,885)	(21,033)
Additions to construction in progress	(14,317,621)	(10,372,858)
Return of acquisition deposit	1,613,590	449,910
Prepayment for long term assets	(6,520,371)	(110,836)
Payment for acquisition deposits	(3,637,912)	-
Payment for intangible assets	(4,869,242)	(66,971)
Payment for land use rights	(1,147,360)	(463,870)
Net cash used in investing activities	(34,846,421)	(10,544,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	17,602,800	-
Stock issued from exercise of stock options	676,201	-
Net cash provided by financing activities	18,279,001	-

Effect of exchange rate changes on cash and cash equivalents	114,998	(5,619)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(5,571,384)	3,846,793

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,177,794	5,854,383

CASH & CASH EQUIVALENTS, END OF PERIOD	$42,606,410	$9,701,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,288,328	$237,641
Income taxes paid	$2,030,575	$1,934,887

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$4,107,320	$-
Prepayment on long term assets transferred to construction in process	1,678,940	-
Capitalized interest - amortization of discount of notes payable and issuance cost	$1,777,516	$1,773,594

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

Note 2 - Restatement of Previously Reported Consolidated Financial Statement

The Company is hereby restating its quarterly consolidated financial statements as of June 30, 2010, originally filed on May 7, 2010 (the “Original Filing”) and amended thereafter (the “Previous Amendments”), to make appropriate disclosure of the related party transaction nature of certain unauthorized loan made by the Company, and reclassify the loan into appropriate account in the consolidated financial statements and revise the description in the notes to such financial statements .

In the first quarter of 2010, the Company extended loans of $9,858,240 to Ms. Taoxiang Wang (the “Wang Loan”) and $4,401,000 to Shanxi JunTai Housing Purchase Ltd. Respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). The Company’s Board of Directors has concluded that the Wang Loan was made to parties related to the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, Mr. Qinan Ji, for the benefit of those related parties, and that the nature of the Wang Loan had not been properly disclosed to the Company's Board of Directors and Audit Committee, its Independent Registered Public Accounting Firm, Frazer Frost, LLP at the time the Wang Loan was made, or its current Independent Registered Public Accounting Firm, Friedman LLP at the time they were engaged as the Company’s new Independent Registered Public Accounting Firm in December 2010. Furthermore, neither of the Loans were reported to or approved by the Company’s Board of Directors.

The Company’s Board of Directors made a decision to restate the consolidated financial statements upon the recommendation of the Audit Committee and management. The general nature and scope of the adjustments are summarized as follows:

(1)
Disclosure of related party transaction nature and reclassification of loans receivable ——Xi’an Demaoxing Real Estate Co., Ltd. (“Demaoxing”) was formed in November 2007 by relatives of Mr. Qinan Ji, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (the “Demaoxing Promoters”). In January 2010, Shaanxi Xilan Natural Gas Equipment Co., Ltd.  (“SXNGE”), one of the Company’s major subsidiaries, extended a loan of US$9,858,240 to Ms. Taoxiang Wang (the “Wang Loan”), who obtained a 40% ownership interest in Demaoxing on January 21, 2010. Ms. Taoxiang Wang used her 40% ownership interest in Demaoxing and its assets as collateral for the Wang Loan. On January 21, 2010, the Demaoxing Promoters also transferred 30% of their ownership interests in Demaoxing to Shaanxi Rongxin Real Estate Co., Ltd. (“Rongxin”). On January 26, 2010, the Wang Loan funds were remitted by SXNGE to an account of Demaoxing. The Board of Directors has determined that the Demaoxing Promoters retained indirect beneficial interests in Demaoxing after transferring their ownership interests and thus the Wang Loan was a related party transaction. The Company herein makes appropriate disclosures of the related party transaction nature of the Wang Loan and reclassifies the Wang Loan from Loans Receivable to Loans Receivable – Related Party throughout its quarterly consolidated financial statements for the period ended June 30, 2010.

In the statement of cash flows for the six months ended June 30, 2010, the following reclassification is made:

(1)	The item Loans to Third Parties of $14,259,240 is reclassified into two items, which are Loans to Related Party of $9,858,240 and Loans to third party of $4,401,000, respectively.

(2)
The item Repayment of loans receivable of $14,552,620 is reclassified into two items, which are Repayment of loans receivable – related party of $9,858,240 and Repayment of loans receivable – third party of $4,694,380

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Note 3 - Summary of Significant Accounting Policies

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

The following are the details of the inventories:

	June 30, 2010	December 31, 2009
Materials and supplies	$414,639	$345,611
Gasoline	427,620	496,226
Total	$842,259	$841,837

Advances to Suppliers

The Company advances to certain vendors for purchase of its materials. The advances are interest-free and unsecured.

Loans Receivable

Loans receivable consists of the following:

	June 30, 2010	December 31, 2009
Shanxi Yuojin Mining Company, due on November 30, 2009, extended to November 30, 2010, annual interest at 5.84% (1)	$-	$293,400
Shanxi JunTai Housing Purchase Ltd., due on January 10, 2011, annual interest at 5.84% a (2)	-	-
	$-	$293,400

(1)	This loan was repaid on March 11, 2010.

(2)
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

The results of financial position of the JV as of June 30, 2010 are summarized below:

	June 30, 2010	December 31, 2009
Condensed balance sheet information:
Current assets	$2,993,878	$2,993,878
Noncurrent assets	-	-
Total assets	$2,993,878	$2,993,878
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$2,993,878	$2,993,878
Total liabilities and equity	$2,993,878	$2,993,878

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

The following are the details of the property and equipment:

	June 30, 2010	December 31, 2009
Office equipment	$496,376	$439,055
Operating equipment	67,798,379	61,350,503
Vehicles	2,899,475	2,486,614
Buildings and improvements	25,258,288	21,414,553
Total property and equipment	96,452,518	85,690,725
Less accumulated depreciation	(16,110,518)	(12,977,713)
Property and equipment, net	$80,342,000	$72,713,012

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Construction in progress at June 30, 2010 consisted of the following:

No.	Project Description	Location	June 30,2010	Commencement Date	Expected completion date	Estimated additional cost to complete
1	Jingbian LNG (1)	JBLNG	$68,708,384	Dec-06	Oct-10	$12,600,000
2	Sa Pu mother station	Henan Xilan Natural Gas Co., Ltd. (HXNGC)	873,043	Jul-08	Jun-11	6,300,000
3	International port	XXNGC	5,040,189	May-09	Dec-11	9,730,000
4	Other CIP projects	XXNGC	3,742,102	Various	Various	500,000
			$78,363,718			$29,130,000

(1)	Including $60,063,478 construction cost and $7,801,659 capitalized interest for phase I of the LNG project, and additional $13,443,247 in connection with phase II and phase III of the LNG plant.

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
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30, 2010	December 31, 2009
Annual dividend yield	-	-
Expected life (years)	2.32	2.82
Risk-free interest rate	0.74%	1.49%
Expected volatility	80%	90%

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

	Carrying Value at	Fair Value Measurement at June 30, 2010
	June 30, 2010	Level 1	Level 2	Level 3
Long-term debt	$17,676,000	-	$-	$16,720,097
Senior notes	28,864,889			36,821,779
Redeemable liability - warrants	17,500,000			16,115,013
Derivative liability - warrants	987,455	-	987,455	-
Total liability measured at fair value	$65,028,344	$-	$987,455	$69,656,889

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

Valuation allowance	For the six months end June 30, 2010	Year ended December 31, 2009
Balance, beginning of period	$917,754	$563,541
Increase	113,592	354,213
Balance, end of period	$1,031,346	$917,754

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

China Natural Gas, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
JUNE 30, 2010
(Unaudited)

Taxes Payable

Taxes payable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Value added tax payable	$1,028,769	$740,772
Business tax payable	-	1,540
Income tax payable	977,411	1,127,961
Urban maintenance tax payable	41,384	27,442
Income tax for individual payable	3,810	3,862
Total tax payable	$2,051,374	$1,901,577

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

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or  ASU 2010-17 .  This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

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

Date	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$4,419,000
March 5, 2013	25%	4,419,000
March 5, 2014	25%	4,419,000
December 5, 2014	25%	4,419,000

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

Following is a summary of the stock option activity:

		Weighted
	Options	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, December 31, 2008	-	$-	$-
Granted	318,850	4.90	1,983,247
Forfeited	(75,000)	4.90	466,500
Exercised	-	-	-
Outstanding, December 31, 2009	243,850	$4.90	$1,516,747
Granted	380,850
Forfeited	(61,700)
Exercised	(138,000)	-	-
Outstanding, June 30, 2010 (unaudited)	425,000	$4.90	$1,453,500

Following is a summary of the status of stock options outstanding at June 30, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	425,000	4.75	$4.90	2,750	4.75

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

Note 13 – Related Party Transactions (Restated)

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

Note 14 – Current Vulnerability Due to Certain Concentrations

Concentration of natural gas vendors:
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Numbers of natural gas vendors	4	4	4	4
Percentage of total natural gas purchases	96%	97%	96%	90%

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

Note 16 - Subsequent Event

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table represents the consolidated operating results for the three months period ended June 30, 2010 and 2009:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	June 30,	June 30,	Increase in	Increase in
	2010	2009	Dollar amount	percentage
Natural gas from fueling stations	$15,490,300	$15,051,319	$438,981	2.9%

Natural gas from pipelines	730,703	669,360	61,343	9.2%

Gasoline	2,033,840	1,633,016	400,824	24.5%

Installation	2,341,553	2,690,164	(348,611)	(13.0)%

Auto conversion	539,203	698,661	(159,458)	(22.8)%

Total	$21,135,599	$20,742,520	$393,079	1.9%

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

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

			Increase in
			dollar	Increase in
	June 30, 2010	June 30, 2009	amount	percentage
Natural gas from fueling stations	$7,847,102	$7,023,175	$823,927	11.7%

Natural gas from pipelines	510,888	467,343	43,545	9.3%

Gasoline	1,910,294	1,529,752	380,542	24.9%

Installation	925,145	1,039,116	(113,971)	(11.0)%

Auto conversion	326,638	404,944	(78,306)	(19.3)%

Total	$11,520,067	$10,464,330	$1,055,737	10.1%

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

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table represents the consolidated operating results for the six month period ended June 30, 2010 and 2009:

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	June 30,	June 30,	Increase in	Increase in
	2010	2009	dollar	Percentage
Natural gas from fueling stations	$30,119,910	$29,309,243	$810,667	2.8%

Natural gas from pipelines	1,584,722	1,377,255	207,467	15.1%

Gasoline	3,502,656	2,807,414	695,242	24.8%

Installation	4,349,327	4,604,043	(254,716)	(5.5)%

Auto conversion	945,807	1,172,231	(226,424)	(19.3)%

Total	$40,502,422	$39,270,186	$1,232,236	3.1%

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

Cost of Revenue:

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

			Increase(Decrease)
			in dollar	Increase in
	June 30, 2010	June 30, 2009	amount	percentage
Natural gas from fueling stations	$15,119,238	$13,267,616	$1,851,622	14.0%

Natural gas from pipelines	1,103,406	969,831	133,575	13.8%

Gasoline	3,277,572	2,659,809	617,763	23.2%

Installation	1,723,199	1,761,979	(38,780)	(2.2)%

Auto conversion	568,507	699,109	(130,602)	(18.7)%

Total	$21,791,922	$19,358,344	$2,433,578	12.6%

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

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

			Increase in	Increase in
	June 30, 2010	June 30, 2009	dollar amount	percentage
Natural gas from fueling stations	$15,000,672	$16,041,627	$(1,040,955)	(6.5)%

Natural gas from pipelines	481,316	407,424	73,892	18.1%

Gasoline	225,084	147,605	77,479	52.5%

Installation	2,626,128	2,842,064	(215,936)	(7.6)%

Auto conversion	377,300	473,122	(95,822)	(20.3)%

Total	$18,710,500	$19,911,842	$(1,201,342)	(6.0)%

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

Net cash used in investing activities increased from $10,544,353 during the six months ended June 30, 2009 to $34,846,421 for the same period in 2010 primarily due to loans made to related and non-related parties, prepayment to equipment suppliers and construction of the LNG plant and addition of fueling stations during the six months ended June 30, 2010. The Company loaned $9,858,240 to a related party, or the Wang Loan, and $4,401,000 to a non-related party at an annual rate of 5.84%, or the Juntai Loan, during the first quarter of 2010. The Loans were both repaid in full in the second quarter of 2010.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures; Internal Control over Financial Reporting (Restated)

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and after considering the material weaknesses in our internal control over financial reporting discussed in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 under the heading "Management's Report on Internal Control over Financial Reporting (Restated)," and the disclosures made in this Amended Filing, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures and internal control over financial reporting that were in effect on June 30, 2010 were not effective because the Company failed to implement policies and procedures that would have prevented the Company's:

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

•
failure to disclose the SPDB Loan, the Pledge and the Guarantee in the Quarterly Report, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

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