Form 10-Q/A
period 2010-09-30
China Natural Gas, Inc.
filed 2011-12-28
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

For the transition period from              to              .

Commission File Number: 001-34373

CHINA NATURAL GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0231607
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, originally filed on November 15, 2010 (the “Original Filing”).

As disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as of March 31, 2010, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd. respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). As of September 30, 2010, the Loans have been repaid in full.

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

As a result, the Company filed a Current Report on Form 8-K on September 21, 2011 to disclose that its financial statements in the Original Filing should no longer be relied upon due to a failure to correctly disclose the Wang Loan as a related party transaction.

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

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing, that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any other amendments to those filings. Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

CHINA NATURAL GAS, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010
	(Unaudited)	2009

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$36,340,993	$48,177,794
Accounts receivable, net of allowance for doubtful accounts of $298,069 and
$163,280 as of September 30, 2010 and December 31, 2009, respectively	1,388,340	1,289,116
Other receivables	152,828	709,741
Other receivable - employee advances	304,257	338,689
Inventories	942,683	841,837
Advances to suppliers	2,637,902	596,868
Prepaid expense and other current assets	4,011,747	1,076,915
Loans receivable	-	293,400
Total current assets	45,778,750	53,324,360

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	1,497,000	1,467,000
PROPERTY AND EQUIPMENT, NET	81,451,064	72,713,012
CONSTRUCTION IN PROGRESS	90,032,715	52,918,236
DEFERRED FINANCING COSTS	1,029,624	1,336,998
OTHER ASSETS	17,512,159	15,854,910

TOTAL ASSETS	$237,301,312	$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,832,686	$2,081,261
Other payables	109,981	80,788
Other payable - related party	1,347,300	-
Unearned revenue	2,220,352	1,813,641
Accrued interest	135,415	786,052
Taxes payable	1,870,183	1,901,577
Notes payable - current maturities, net of discount $856,949 and $0 as of
September 30, 2010 and December 31, 2009, respectively	2,476,384	-
Total current liabilities	11,992,301	6,663,319

LONG TERM LIABILITIES:
Notes payable, net of discount $9,426,443 and $12,707,713 as of
September 30, 2010 and December 31, 2009, respectively	27,240,224	27,292,287
Derivative liabilities - warrants	18,037,635	19,545,638
Long term debt	17,964,000	-
Total long term liabilities	63,241,859	46,837,925

Total liabilities	75,234,160	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; 5,000,000 shares authorized; none issued;	-	-
Common stock, $0.0001 per share; 45,000,000 shares authorized, 21,321,904 and 21,183,904 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,132	2,118
Additional paid-in capital	81,602,751	79,851,251
Cumulative other comprehensive gain	12,775,770	8,714,019
Statutory reserves	7,326,855	5,962,695
Retained earnings	60,359,644	49,583,189
Total stockholders' equity	162,067,152	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$237,301,312	$197,614,516

 The accompanying notes are an integral part of these consolidated statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues
Natural gas revenue	$17,836,178	$15,454,386	$49,540,810	$46,140,884
Gasoline revenue	1,904,357	1,633,478	5,407,013	4,440,892
Installation and others	2,585,939	3,037,320	7,881,073	8,813,594
Total revenues	22,326,474	20,125,184	62,828,896	59,395,370

Cost of revenues
Natural gas cost	9,904,265	7,536,188	26,126,909	21,773,635
Gasoline cost	1,798,825	1,534,806	5,076,397	4,194,615
Installation and others	1,234,189	1,336,498	3,525,895	3,797,586
Total cost of revenues	12,937,279	10,407,492	34,729,201	29,765,836

Gross profit	9,389,195	9,717,692	28,099,695	29,629,534

Operating expenses
Selling expenses	3,663,654	2,668,175	9,610,436	7,845,784
General and administrative expenses	1,732,058	1,160,587	5,463,580	3,503,265
Total operating expenses	5,395,712	3,828,762	15,074,016	11,349,049

Income from operations	3,993,483	5,888,930	13,025,679	18,280,485

Non-operating income (expense):
Interest income	49,403	7,248	398,790	23,940
Interest expense	-	(68,407)	-	(745,064)
Other income (expense), net	(18,914)	178,728	24,624	(137,954)
Change in fair value of warrants	449,820	(357,979)	1,508,003	(1,473,762)
Foreign currency exchange gain (loss)	(54,167)	280	(96,942)	(50,527)
Total non-operating income (expense)	426,142	(240,130)	1,834,475	(2,383,367)

Income before income tax	4,419,625	5,648,800	14,860,154	15,897,118

Provision for income tax	834,783	1,001,281	2,719,539	3,185,220

Net income	3,584,842	4,647,519	12,140,615	12,711,898

Other comprehensive income
Foreign currency translation gain	3,302,747	195,040	4,061,751	39,928
Comprehensive income	$6,887,589	$4,842,559	$16,202,366	$12,751,826

Weighted average shares outstanding
Basic	21,321,904	15,754,696	21,251,882	14,985,001
Diluted	21,422,527	16,139,820	21,532,612	15,035,172

Earnings per share
Basic	$0.17	$0.29	$0.57	$0.85
Diluted	$0.17	$0.29	$0.56	$0.85

The accompanying notes are an integral part of these consolidated statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Accumulative	Retained Earnings		Total
				Other
	Common Stock		Paid-in	Comprehensive	Statutory		Stockholders'
	Shares	Amount	Capital	Gain	Reserve	Unrestricted	Equity
Balance as of December 31, 2008	14,600,154	$1,460	$32,115,043	$8,661,060	$3,730,083	$27,140,775	$71,648,421

Cumulative effect of reclassification of warrants			(6,858,547)			5,844,239	(1,014,308)
Stock issuance for cash at $8.75	6,583,750	658	57,607,155				57,607,813
Offering costs			(3,237,452)				(3,237,452)
Options issued for services			44,526				44,526
Stock Based Compensation			142,146				142,146
Cumulative translation adjustment				39,928			39,928
Net Income						12,711,898	12,711,898
Transfer to statutory reserve					1,687,330	(1,687,330)	-

Balance as of September 30, 2009 (Unaudited)	21,183,904	$2,118	$79,812,871	$8,700,988	$5,417,413	$44,009,582	$137,942,972

Options issued for services			22,008				22,008
Stock Based Compensation			16,371				16,371
Cumulative translation adjustment				13,031			13,031
Net Income						6,118,889	6,118,889
Transfer to statutory reserve					545,282	(545,282)	-

Balance as of December 31, 2009	21,183,904	$2,118	$79,851,250	$8,714,019	$5,962,695	$49,583,189	$144,113,271

Exercise of stock options	138,000	14	676,186				676,200
Options issued for services			66,024				66,024
Stock-based compensation			1,009,291				1,009,291
Cumulative translation adjustment				4,061,751			4,061,751
Net Income						12,140,615	12,140,615
Transfer to statutory reserve					1,364,160	(1,364,160)	-

Balance as of September 30, 2010 (Unaudited)	21,321,904	$2,132	$81,602,751	$12,775,770	$7,326,855	$60,359,644	$162,067,152

The accompanying notes are an integral part of these consolidated statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,140,615	$12,711,898
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,798,446	4,175,175
Loss on disposal of equipment	-	21,372
Provision for bad debt	129,167	-
Amortization of discount on senior notes	-	280,250
Amortization of financing costs	-	63,940
Stock based compensation	1,075,315	186,672
Change in fair value of warrants	(1,508,003)	1,473,762
Change in assets and liabilities:
Accounts receivable	(200,764)	(235,396)
Other receivable	561,238	(31,011)
Other receivable - employee advances	40,640	93,231
Inventories	(82,178)	(754,309)
Advances to suppliers	(1,993,592)	(971,240)
Prepaid expense and other current assets	(2,778,533)	223,206
Accounts payable and accrued liabilities	1,681,392	611,924
Other payables	27,211	121,234
Unearned revenue	363,203	796,827
Accrued interest	(650,637)	(586,173)
Taxes payable	(69,060)	80,025
Net cash provided by operating activities	13,534,460	18,261,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related party	(9,858,240)	-
Loans to third party	(4,401,000)	-
Repayment of loans receivable – related party	9,858,240	-
Repayment of loans receivable – third party	4,695,200	-
Proceeds from sales of equipment	-	41,308
Purchase of property and equipment	(6,557,183)	(47,797)
Additions to construction in progress	(22,433,455)	(18,064,065)
Return of acquisition deposit	1,618,100	449,970
Prepayment for long term assets	(8,323,603)	(4,434,118)
Prepayment for land use rights	(1,765,200)	(455,830)
Payment for acquisition of business	(3,648,080)	-
Payment for intangible assets	(4,882,939)	(68,347)
Net cash used in investing activities	(45,698,160)	(22,578,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	17,652,000	-
Stock issued from exercise of stock options	676,200	-
Proceeds from stock issuance	-	57,607,813
Payment for offering costs	-	(3,237,452)
Proceeds from related party loan	1,323,900	-
Net cash provided by financing activities	19,652,100	54,370,361

Effect of exchange rate changes on cash and cash equivalents	674,799	24,327

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(11,836,801)	50,077,196

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,177,794	5,854,383

CASH & CASH EQUIVALENTS, END OF PERIOD	$36,340,993	$55,931,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$2,629,926	$1,014,956
Income taxes paid	$3,012,334	$3,176,730

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$4,143,807	$2,199
Prepayment on long term assets transferred to construction in process	$15,924,502	$57,756
Capitalized interest - amortization of discount of notes payable and issuance cost	$2,731,695	$1,983,698

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

Note 2 - Restatement of Previously Reported Consolidated Financial Statement

The Company is hereby restating its quarterly consolidated financial statements as of September 30, 2010, originally filed on November 15, 2010 (the “Original Filing”), to make appropriate disclosure of the related party transaction nature of certain unauthorized loan made by the Company, and reclassify the loan into appropriate account in the consolidated financial statements and revise the description in the notes to such financial statements .

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

(1)
Disclosure of related party transaction nature and reclassification of loans receivable ——Xi’an Demaoxing Real Estate Co., Ltd. (“Demaoxing”) was formed in November 2007 by relatives of Mr. Qinan Ji, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (the “Demaoxing Promoters”). In January 2010, Shaanxi Xilan Natural Gas Equipment Co., Ltd.  (“SXNGE”), one of the Company’s major subsidiaries, extended a loan of US$9,858,240 to Ms. Taoxiang Wang (the “Wang Loan”), who obtained a 40% ownership interest in Demaoxing on January 21, 2010. Ms. Taoxiang Wang used her 40% ownership interest in Demaoxing and its assets as collateral for the Wang Loan. On January 21, 2010, the Demaoxing Promoters also transferred 30% of their ownership interests in Demaoxing to Shaanxi Rongxin Real Estate Co., Ltd. (“Rongxin”). On January 26, 2010, the Wang Loan funds were remitted by SXNGE to an account of Demaoxing. The Board of Directors has determined that the Demaoxing Promoters retained indirect beneficial interests in Demaoxing after transferring their ownership interests and thus the Wang Loan was a related party transaction. The Company herein makes appropriate disclosures of the related party transaction nature of the Wang Loan and reclassifies the Wang Loan from Loans Receivable to Loans Receivable – Related Party throughout its quarterly consolidated financial statements for the period ended September 30, 2010.

In the statement of cash flows for the nine months ended September 30, 2010, the following reclassification is made:

(1)	The item Loans to Third Parties of $14,259,240 is reclassified into two items, which are Loans to Related Party of $9,858,240 and Loans to Third Party of $4,401,000, respectively.

(2)
The item Repayment of loans receivable of $14,553,440 is reclassified into two items, which are Repayment of loans receivable – related party of $9,858,240 and Repayment of loans receivable – third party of $4,695,200

Note 3- Summary of Significant Accounting Policies

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

In the opinion of management, the consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period presented. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

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

Principles of Consolidation

The accompanying financial statements include the accounts of China Natural Gas, Inc. and its wholly-owned subsidiaries, and its 100% variable interest entity (“VIE”), XXNGC, and XXNGC’s wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated in the consolidation.

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

●
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

●
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

●
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

●
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

●
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

●
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

The following are the details of the inventories:

	September 30.
	2010	December 31,
	(unaudited)	2009
Materials and supplies	$438,872	$345,611
Gasoline	503,811	496,226
Total	$942,683	$841,837

Advances to Suppliers

The Company makes advances to certain vendors for purchases of materials. The advances are interest-free and unsecured.

Loans Receivable

Loans receivable consists of the following:

	September 30,
	2010	December 31,
	(unaudited)	2009
Shanxi Tuojin Mining Company, due on November 30, 2009, extended to November 30, 2010, annual interest at 5.84% (1)	$-	$293,400
Shanxi JunTai Housing Purchase Ltd., due on January 10, 2011, annual interest at 5.84% (2)	-	-
Total	$-	$293,400

(1)	This loan was repaid on March 11, 2010.

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

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	September 30,
	2010	December 31,
	(unaudited)	2009
Office equipment	$516,000	$439,055
Operating equipment	69,477,224	61,350,503
Vehicles	3,171,359	2,486,614
Buildings and improvements	26,407,134	21,414,553
Total property and equipment	99,571,717	85,690,725
Less accumulated depreciation	(18,120,653)	(12,977,713)
Property and equipment, net	$81,451,064	$72,713,012

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

		September 30,
		2010		Commencement	Expected	Estimated additional
Project Description	Location	(unaudited)		date	completion date	cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$61,908,112	(1)	December 2006	December 2010 (2)	$6,564,156	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	18,151,609	(4)	December 2006	December 2015	224,550,000	(5)
Sa Pu Mother Station	Henan Province, PRC	901,695		July 2008	June 2011	6,300,000
International port(6)	International Port District, Xi’an, PRC	5,051,908		May 2009	December 2020	299,400,000
Other projects	PRC	4,019,391		Various	Various	500,000
		$90,032,715				$537,314,156

(1)	Includes $54,233,249 of construction cost and $7,674,863 of capitalized interest for phase I of the LNG Project.

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

	Carrying Value at
	September 30,	Fair Value Measurement at September 30, 2010
	2010	(unaudited)
	(unaudited)	Level 1	Level 2	Level 3
Long-term debt	$17,964,000	$-	$-	$17,412,814
Senior notes	29,716,608	-	-	38,052,554
Redeemable liability - warrants	17,500,000	-	-	16,666,352
Derivative liability - warrants	537,635	-	537,635	-
Total liability measured at fair value	$65,718,243	$-	$537,635	$72,131,720

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

	For the nine months
	ended
	September 30.	For the year ended
	2010	December 31,
Valuation allowance	(unaudited)	2009
Balance, beginning of period	$917,754	$563,541
Increase	245,269	354,213
Balance, end of period	$1,163,023	$917,754

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

Taxes Payable

Taxes payable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,
	2010	December 31,
	(unaudited)	2009
Value added tax payable	$981,013	$740,772
Business tax payable	-	1,540
Income tax payable	844,177	1,127,961
Urban maintenance tax payable	40,076	27,442
Income tax for individual payable	4,917	3,862
Total tax payable	$1,870,183	$1,901,577

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

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash , which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification , which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts Statement of Financial Accounting Standards (“SFAS”) No. 160,  Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 . If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company’s adoption of this ASU did not have a material impact on consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades . This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition . This update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses . This update provides enhanced disclosures which are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses. Public entities must apply the disclosure requirements applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In September 2010, the FASB issued Accounting Standard Update 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans . This ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how International Financial Reporting Standards compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified from general and administrative to selling to conform to the current period presentation. These reclassifications had no effect on net income or cash flows.

Note 4 – Other Assets

Other assets consisted of the following:

	September 30,
	2010	December 31,
	(unaudited)	2009
Prepaid rent – natural gas stations	$292,476	$340,211
Goodwill	598,800
Prepayment for acquiring land use right	3,772,440	1,936,440
Advances on purchasing equipment and construction in progress	3,842,239	12,056,964
Refundable security deposits	2,016,128	1,264,283
Intangible assets	6,990,076	257,012
Total	$17,512,159	$15,854,910

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

Intangible assets represent operating rights acquired during acquisition of four natural gas stations, consisting of following:

	September 30,
	2010	December 31,
	(unaudited)	2009
Operating rights	$4,966,193	$-
Land use rights	2,023,883	257,012
Total	$6,990,076	$257,012

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

In connection with the Purchase Agreement, on January 29, 2008, the Company entered into:

●	an indenture with DB Trustees (Hong Kong) Limited, as trustee (the “Trustee”), pursuant to which the Senior Notes were issued (the “Indenture”);

●	a warrant agreement with Deutsche Bank AG, Hong Kong Branch, as warrant agent, pursuant to which the Abax Warrants were issued;

●
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

●
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

●	an information rights agreement with Abax, pursuant to which Abax has the right to receive certain information regarding the Company;

●
an onshore share pledge agreement with DB Trustees (Hong Kong) Limited, as pledgee, pursuant to which the Company granted to DB Trustees (Hong Kong) Limited, on behalf of the holders of the Senior Notes, a pledge on 65% of the Company’s equity interests in its PRC subsidiary; and

●
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

 Note 6 - Long term Loan

The outstanding balance of Company’s long term bank loan as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,
	2010	December 31,
	(unaudited)	2009
Loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014. Interest at 5.76% for the first year and subject to adjustment after the second year, secured by equipment	$17,964,000	$-

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

	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$4,491,000
March 5, 2013	25%	4,491,000
March 5, 2014	25%	4,491,000
December 5, 2014	25%	4,491,000

Note 7 – Warrants

The following is a summary of the warrant activity:

	Warrants Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,994,242	$14.28	$-
Granted	-	-	-
Forfeited	(160,588)	7.20	-
Exercised	-	-	-
Outstanding, December 31, 2009	1,833,654	$8.93	$4,008,434
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2010 (unaudited)	1,833,654	$8.93	$-

 The following is a summary of the status of warrants outstanding as of September 30, 2010:

Outstanding Warrants
		Average
		Remaining
Exercise Price	Number	Contractual Life
7.37	1,450,000	4.33
14.86	383,654	2.07
8.93	1,833,654	3.86

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

Note 11 – Accounting for Stock-based Compensation

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

The following is a summary of the stock option activity:

		Weighted
	Options	Average	Aggregate
	Outstanding	Exercise Price	Intrinsic Value
Outstanding, December 31, 2008	-	$-	$-
Granted	318,850	4.90	1,983,247
Forfeited	(75,000)	4.90	466,500
Exercised	-	-	-
Outstanding, December 31, 2009	243,850	$4.90	$1,516,747
Granted	380,850
Forfeited	(61,700)
Exercised	(138,000)	-	-
Outstanding, September 30, 2010 (unaudited)	425,000	$4.90	$433,500

The following is a summary of the status of stock options outstanding at September 30, 2010:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Exercise Price	Number	Contractual Life	Exercise Price	Number	Contractual Life
$4.90	425,000	4.5 years	$4.90	2,750	4.5 years

Note 12 – Earnings per Share

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

Note 13 – Related Party Transactions (Restated)

a)	The Wang Loan

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

b)	The Borrowing to the JV

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

Legal Proceedings

The Company and certain of its officers and directors were recently named as defendants in two putative class action lawsuits alleging violations of the federal securities laws.  The first action, captioned Vandevelde v. China Natural Gas, Inc., et al. , C.A. No. 10-728, was filed on August 26, 2010 in the United States District Court for the District of Delaware.  The second action, captioned Baranowski v. China Natural Gas, Inc., et al. , Case No. 10-6572, was filed on September 3, 2010 in the United States District Court for the Southern District of New York.  The plaintiffs in these actions assert that the Company, Qinan Ji, Zhiqiang Wang, Donald Yang, David She, Carl Yeung and Lawrence Leighton violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, when the Company failed to disclose and properly account for a certain bank loan in its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The complaints allege that the pledge to secure that loan violated the indenture for the Senior Notes and the warrant agreement relating to the Abax Warrants, giving the holder of those notes and warrants the right to declare a default under that indenture. The complaints further allege that, on August 20, 2010, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to disclose the loan and restate its financial statements in light of the note and warrant holder’s right to declare a default under the indenture, and that the announcement of this news caused the price of the Company’s stock to drop by twenty percent. The plaintiffs seek damages in an unspecified amount to recover the losses purportedly suffered by the putative class as a result of that decline. The complaints also assert claims against the individual defendants as controlling persons of the Company for violations of Section 20(a) of the Securities Exchange Act of 1934.

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

Note 16 – Business Combination

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

Note 17 - Subsequent Event

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

We are pursuing multiple synergistic avenues of expansion through our VIE, Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

●	enter the liquefied natural gas (“LNG”) business through the construction of a LNG production facility in Jingbian Country, Shaanxi Province, and LNG fueling stations in Shaanxi and Hubei Provinces;

●
capitalize on opportunities arising from the Yangtze River shipping trade by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations, as well as continued development of conversion technology and operations to modify river vessels to run on a mixture of LNG and diesel; and

●	continue to grow our CNG business in Shaanxi and Henan Provinces by adding to our network of CNG fueling stations, and expand our CNG business into Hubei Province.

For additional information regarding these expansion initiatives, see “Recent Developments” below.

Current Operations

We currently operate four main business lines:

●	distribution and sale of compressed natural gas through our VIE owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (39 stations as of September 30, 2010);

●
installation, distribution and sale of piped natural gas to residential and commercial customers through our VIE owned pipelines. We distributed and sold piped natural gas to 114,049 residential customers as of September 30, 2010;

●
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

Results of Operations for the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table represents the consolidated operating results for the three month period ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009

Revenue
Natural gas revenue	$17,836,178	$15,454,386
Gasoline revenue	1,904,357	1,633,478
Installation and others	2,585,939	3,037,320
Total revenues	22,326,474	20,125,184
Cost of revenues
Natural gas cost	9,904,265	7,536,188
Gasoline cost	1,798,825	1,534,806
Installation and others	1,234,189	1,336,498
Total cost of revenues	12,937,279	10,407,492
Gross profit	9,389,195	9,717,692
Operating expenses
Selling expenses	3,663,654	2,668,175
General and administrative expenses	1,732,058	1,160,587
Total operating expenses	5,395,712	3,828,762
Income from operations	3,993,483	5,888,930
Non-operating income (expense)
Interest income	49,403	7,248
Interest expense	-	(68,407)
Other income (expense), net	(18,914)	178,728
Change in fair value of warrants	449,820	(357,979)
Foreign currency exchange gain (loss)	(54,167)	280
Total non-operating income (expense)	426,142	(240,130)
Income before income tax	4,419,625	5,648,800
Provision for income tax	834,783	1,001,281
Net income	$3,584,842	$4,647,519

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$15,697,918	$14,789,924	$907,994	6.1%
Natural gas from pipelines	2,138,260	664,462	1,473,798	221.8%
Gasoline	1,904,357	1,633,478	270,879	16.6%
Installation and others
Installation	2,199,580	2,415,550	(215,970)	(8.9)%
Automobile conversion	386,359	621,770	(235,411)	(37.9)%
Total	$22,326,474	$20,125,184	$2,201,290	10.9%

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

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$8,393,038	$7,075,387	$1,317,651	18.6%
Natural gas from pipelines	1,511,227	460,801	1,050,426	228.0%
Gasoline	1,798,825	1,534,806	264,019	17.2%
Installation and others
Installation	992,319	972,146	20,173	2.1%
Automobile conversion	241,870	364,352	(122,482)	(33.6)%
Total	$12,937,279	$10,407,492	$2,529,787	24.3%

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

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:
	Three months ended September 30, 2010	Three months ended September 30, 2009	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$7,304,880	$7,714,537	$(409,657)	(5.3)%
Natural gas from pipelines	627,033	203,661	423,372	207.9%
Gasoline	105,532	98,672	6,860	7.0%
Installation and others
Installation	1,207,261	1,443,404	(236,143)	(16.4)%
Automobile conversion	144,489	257,418	(112,929)	(43.9)%
Total	$9,389,195	$9,717,692	$(328,497)	(3.4)%

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

Results of Operations for the Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table represents the consolidated operating results for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009

Revenue
Natural gas revenue	$49,540,810	$46,140,884
Gasoline revenue	5,407,013	4,440,892
Installation and others	7,881,073	8,813,594
Total revenues	62,828,896	59,395,370
Cost of revenues
Natural gas cost	26,126,909	21,773,635
Gasoline cost	5,076,397	4,194,615
Installation and others	3,525,895	3,797,586
Total cost of revenues	34,729,201	29,765,836
Gross profit	28,099,695	29,629,534
Operating expenses
Selling expenses	9,610,436	7,845,784
General and administrative expenses	5,463,580	3,503,265
Total operating expenses	15,074,016	11,349,049
Income from operations	13,025,679	18,280,485
Non-operating income (expense)
Interest income	398,790	23,940
Interest expense	-	(745,064)
Other income (expense), net	24,624	(137,954)
Change in fair value of warrants	1,508,003	(1,473,762)
Foreign currency exchange gain (loss)	(96,942)	(50,527)
Total non-operating income (expense)	1,834,475	(2,383,367)
Income before income tax	14,860,154	15,897,118
Provision for income tax	2,719,539	3,185,220
Net income	$12,140,615	$12,711,898

Sales Revenues

The following table sets forth a breakdown of our revenues for the period indicated:
	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$45,817,828	$44,099,167	$1,718,661	3.9%
Natural gas from pipelines	3,722,982	2,041,717	1,681,265	82.3%
Gasoline	5,407,013	4,440,892	966,121	21.8%
Installation and others
Installation	6,548,907	7,019,593	(470,686)	(6.7)%
Automobile conversion	1,332,166	1,794,001	(461,835)	(25.7)%
Total	$62,828,896	$59,395,370	$3,433,526	5.8%

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

Cost of Revenue:

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$23,512,276	$20,343,004	$3,169,272	15.6%
Natural gas from pipelines	2,614,633	1,430,631	1,184,002	82.8%
Gasoline	5,076,397	4,194,615	881,782	21.05
Installation and others
Installation	2,715,518	2,734,125	(18,607)	(0.7)%
Automobile conversion	810,377	1,063,461	(253,084)	(23.8)%
Total	$34,729,201	$29,765,836	$4,963,365	16.75

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

Gross profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Change in dollar amount	Change in percentage
Natural gas
Natural gas from fueling stations	$22,305,552	$23,756,163	$(1,450,611)	(6.1)%
Natural gas from pipelines	1,108,349	611,086	497,263	81.37
Gasoline	330,616	246,277	84,339	34.3%
Installation and others
Installation	3,833,389	4,285,468	(452,079)	(10.6)%
Automobile conversion	521,789	730,540	(208,751)	(28.6)%
Total	$28,099,695	$29,629,534	$(1,529,839)	(5.2)%

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

As of September 30, 2010, we had $36,340,993 of cash and cash equivalents compared to $48,177,794 of cash and cash equivalents as of December 31, 2009. The decrease was primarily attributable to the construction of the LNG plant, the addition of new fueling stations, and market development initiatives.

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

Net cash used in investing activities increased from $22,578,879 during the nine months ended September 30, 2009 to $45,698,160 for the same period in 2010 due to loans made to related and non-related parties, $8,323,603 of prepayments to equipment suppliers, $1,765,200 of prepayments for land use rights, $22,433,455 of additions to construction in progress primarily related to the LNG plant, $11,440,122 related to the acquisition of four fueling stations, and $3,648,080 related to the acquisition of Makou during the nine months ended September 30, 2010. The Company loaned $9,858,240 to a related party, or the Wang Loan, and $4,401,000 to a non-related party at an annual rate of 5.84%, or the Juntai Loan, during the first quarter of 2010. The Loans were both repaid in full in the second quarter of 2010.

Net cash provided by financing activities was $19,652,100 for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $54,370,361 for the nine months ended September 30, 2009. The primary source of cash flow from financing activities was a bank loan in the amount of $17,652,000 from Shanghai Pudong Development Bank (“SPDB”).

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, repayments of the loans we made to related party and others, as well as future possible cash from financing activities, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures; Internal Control over Financial Reporting (Restated)

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and after considering the material weaknesses in our internal control over financial reporting discussed in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 under the heading “Management’s Report on Internal Control over Financial Reporting (Restated),” and the disclosures made in this Amended Filing, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures and internal control over financial reporting that were in effect on September 30, 2010 were not effective because the Company failed to implement policies and procedures that would have prevented our:

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

•
failure to disclose the SPDB Loan, the Pledge and the Guarantee in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

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

•	unauthorized entry into a related party transaction and failure to correctly disclose the Wang Loan as a related party transaction

•	failure to communicate to the Board of Directors of the Wang Loan and the Juntai Loan and unauthorized entry into the Loans without approval of the Board of Directors

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

Changes in internal control over financial reporting

Other than as disclosed in Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2009, filed on October 1, 2010, under the headings “Item 9A. Controls and Procedures – Management’s Report on Internal Control over Financial Reporting (Restated)” and “– Management’s Remediation Initiatives,” and those material weaknesses and remediation measures disclosed above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We and certain of our officers and directors were recently named as defendants in two putative class action lawsuits alleging violations of the federal securities laws.  The first action, captioned  Vandevelde v. China Natural Gas, Inc., et al. , C.A. No. 10-728, was filed on August 26, 2010 in the United States District Court for the District of Delaware.  The second action, captioned  Baranowski v. China Natural Gas, Inc., et al. , Case No. 10-6572, was filed on September 3, 2010 in the United States District Court for the Southern District of New York.  The plaintiffs in these actions assert that we, Qinan Ji, Zhiqiang Wang, Donald Yang, David She, Carl Yeung and Lawrence Leighton violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, when we failed to disclose and properly account for the Loan in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The complaints allege that the Pledge to secure the Loan violated the Indenture for the Senior Notes and the warrant agreement relating to the warrants issued to Abax, giving the holder of those notes and warrants the right to declare a default under the Indenture. The complaints further allege that, on August 20, 2010, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to disclose the Loan and restate its financial statements in light of the note and warrant holder’s right to declare a default under the Indenture, and that the announcement of this news caused the price of our stock to drop by twenty percent. The plaintiffs seek damages in an unspecified amount to recover the losses purportedly suffered by the putative class as a result of that decline. The complaints also assert claims against the individual defendants as controlling persons of the Company for violations of Section 20(a) of the Securities Exchange Act of 1934.

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

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 10, 2010 other than as set forth below.. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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