Form 10-K/A
period 2010-12-31
China Natural Gas, Inc.
filed 2011-12-28
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;

Part III, Item 14, Principal Accountant Fees and Services.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Filing”) amends the Annual Report on Form 10-K for the year ended December 31, 2010, originally filed on March 14, 2011 (the “Original Filing”).

As disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as of March 31, 2010, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd. respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). As of December 31, 2010, the Loans have been repaid in full.

The Company’s Board of Directors has concluded that the Wang Loan was made to parties related to the Company’s former Chief Executive Officer and current Chairman of the Company’s Board of Directors, Mr. Qinan Ji, for the benefit of those related parties, and that the nature of the Wang Loan had not been properly disclosed to the Company's Board of Directors and Audit Committee, its Independent Registered Public Accounting Firm, Frazer Frost, LLP at the time the Wang Loan was made, or its current Independent Registered Public Accounting Firm, Friedman LLP at the time they were engaged as the Company’s new Independent Registered Public Accounting Firm in December 2010. Furthermore, neither of the Loans were reported to or approved by the Company’s Board of Directors.

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

Available Information

Our website is http://www.naturalgaschina.com/.  We provide free access to various reports that we file with, or furnish to, the U.S. Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports.  Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov .

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

Because of the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities. The SEC has commenced an investigation into the matters surrounding the Wang Loan and the acquisition of Lingbao Yuxi Natural Gas Co., Ltd. The Company is cooperating with the investigation. In addition, the NASDAQ has halted trading in the Company’s common stock pending its request for additional information from the Company with respect to these matters and the filing of this Amended Filing and restated quarterly reports on Form 10-Q/A for the three months ended March 31, 2010, six months ended June 30, 2010 and the nine months ended September 30, 2010. The SEC may take enforcement action against the Company and the NASDAQ may seek to delist the Company’s stock. The market price of our common stock has declined and because of these events, investor perceptions of our company may suffer, and this could cause a further decline in the market price of our stock. If we are unable to remediate the material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. In addition, we may identify additional material weaknesses in the future. Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

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

Net cash used in investing activities increased from $37,537,257 during the year ended December 31, 2009 to $73,171,441 for the year ended December 31, 2010, mainly due to prepayments of $10,274,357 to equipment suppliers, and prepayments of $4,283,789 for land use rights, additions of $44,830,638 to construction in progress primarily related to the LNG plant, $10,548,122 related to the acquisition of four fueling stations and $3,582,256 related to the acquisition of Makou and loans receivable to related and non-related parties during the year ended December 31, 2010. The Company loaned $9,858,240 to a related party, or the Wang Loan, and $4,401,000 to a non-related party at an annual rate of 5.84%, or the Juntai Loan, during the first quarter of 2010. As of December 31, 2010, the Loans have been repaid in full. Net cash used in investing activities was $37,537,257 for the year ended December 31, 2009, as compared to net cash used in investing activities of $67,606,724 for year ended December 31, 2008, primarily because of prepayment to equipment suppliers and construction of the LNG plant, and construction of additional fueling stations during the year ended December 31, 2009. For the year ended December 31, 2009, major cash outflow were primarily due to our construction in progress for the LNG Plant.

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

•  failure to disclose the SPDB Loan, the Pledge and the Guarantee in the quarterly report on Form 10Q for the quarter ended March 31, 2010, which led to an understatement of restricted cash in the amount of $13.2 million and the understatement of bank loans in the amount of $13.2 million in the consolidated balance sheet included therein;

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

Management’s Remediation Initiatives

In response to the above identified material weaknesses in general and to strengthen our internal control over financial reporting, we have taken the following remediation initiatives:

1)
Our Audit Committee and Board of Directors held meetings promptly after being notified of the material weaknesses in internal controls identified above to address such weaknesses, and determined to meet regularly specifically for the purpose of monitoring and discussing with management the remediation of such weaknesses;

2)
In early September 2010, we engaged a professional internal control consultant through February 2011 to review and test our existing internal controls procedures, evaluate and identify inadequacies with our existing internal control procedures, and recommended changes as necessary and appropriate for the improvement of internal controls; and

3)
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

4)
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

5)	We appointed a new Chief Financial Officer at the end of 2010 to improve and enhance our corporate governance and internal control systems.

In response specifically to the last two of the above identified material weaknesses and to strengthen our internal control over financial reporting, the Board of Directors has directed the Company to undertake the following remediation measures:

1)	Replacement of Mr. Qinan Ji as Chief Executive Officer of the Company;

2)	Resignation in August 2011 of certain employees involved in concealing the related party nature of the Wang Loan;

3)	Appointment of an Independent Controller reporting to the Audit Committee of the Board of Directors;

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

Date: December 28, 2011

CHINA NATURAL GAS, INC.

/s/ Shuwen Kang	/s/ Bode Xu
Name: Shuwen Kang	Name: Bode Xu
Title: Chief Executive Officer (Principal Executive Officer)	Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shuwen Kang	President and Chief Executive Officer (Principal Executive Officer)	December 28, 2011
Shuwen Kang

/s/ Qinan Ji	Chairman of the Board of Directors	December 28, 2011
Qinan Ji

/s/ Zhiqiang Wang	Director	December 28, 2011
Zhiqiang Wang

/s/ Donald Yang	Director	December 28, 2011
Donald Yang

/s/ Bode Xu	Chief Financial Officer (Principal Financial and Accounting Officer)	December 28, 2011
Bode Xu

/s/ Frank Waung	Director	December 28, 2011
Frank Waung

/s/ Lawrence Leighton	Director	December 28, 2011
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

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, China Natural Gas, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Natural Gas, Inc. as of December 31, 2010, and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
March 14, 2011, except for
Notes 2 and 12 for which
the date is December 28, 2011

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December, 31	December, 31
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,046,249	$48,177,794
Accounts receivable, net	1,821,595	1,289,116
Other receivable	188,364	709,741
Employee advances	302,532	338,689
Inventories	815,884	841,837
Advances to suppliers	8,434,995	596,868
Prepaid expense and other current assets	4,249,353	1,076,915
Loan receivable	-	293,400
Total current assets	25,858,972	53,324,360

Investment in unconsolidated joint ventures	1,517,000	1,467,000
Property and equipment, net	82,769,171	72,713,012
Construction in progress	116,569,871	52,918,236
Deferred financing cost, net	927,166	1,336,998
Other assets	19,806,375	15,854,910

TOTAL ASSETS	$247,448,555	$197,614,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - current maturities	$2,551,306	$-
Accounts payable and accrued liabilities	5,428,669	2,162,049
Unearned revenue	2,376,563	1,813,641
Accrued interest	646,527	786,052
Taxes payable	2,377,765	1,901,577
Total current liabilities	13,380,830	6,663,319

LONG-TERM LIABILITIES:
Notes payable, net of current portion	28,064,363	27,292,287
Long-term debt	18,204,000	-
Derivative liabilities - warrants	17,752,066	19,545,638
Total long-term liabilities	64,020,429	46,837,925

Total liabilities	77,401,269	53,501,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued	-	-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,321,904 and 21,1 83,904 issued and outstanding at December 31,2010 and 2009, respectively	2,132	2,118
Additional paid-in capital	81,611,763	79,851,251
Accumulative other comprehensive income	15,667,145	8,714,019
Statutory reserves	7,918,634	5,962,695
Retained earnings	64,847,622	49,583,189
Total stockholders' equity	170,047,296	144,113,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$247,448,555	$197,614,516

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,220,372	$18,830,787	$15,190,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,644,843	5,571,772	3,474,905
Recovery of doubtful accounts	(149,859)	-	-
Loss on disposal of equipment	123,553	21,373	24,806
Amortization of discount on senior notes	-	280,250	1,004,677
Amortization of financing costs	-	63,940	227,989
Options issued for services	66,204	66,535	66,704
Stock-based compensation	1,018,123	158,517	-
Change in fair value of warrants	(1,793,572)	1,031,330	-
Change in assets and liabilities:
Accounts receivable	(326,573)	(387,948)	(568,370)
Other receivables	531,970	(644,083)	247,349
Employee advances	46,174	(6,425)	(55,747)
Inventories	53,292	(322,099)	(267,470)
Advances to suppliers	(7,624,015)	240,724	(125,896)
Prepaid expense and other current assets	(2,973,865)	(306,445)	(642,857)
Accounts payable and accrued liabilities	3,144,057	2,526	339,168
Unearned revenue	488,687	869,239	583,940
Accrued interest	(139,524)	(75,062)	861,114
Taxes payable	372,136	38,991	556,121
Net cash provided by operating activities	16,702,003	25,433,922	20,916,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on investment in unconsolidated joint ventures	-	(1,467,000)	-
Purchase of property and equipment	(6,060,288)	(1,074,066)	(43,225,673)
Proceeds from sales of property and equipment	96,141	41,325	194,891
Loan to related party	(9,941,568)	-	-
Loans to third party	(4,438,200)	-	-
Repayment of loans receivable – related party	9,941,568	-	-
Repayment of loans receivable – third party	4,734,080	-	-
Proceeds from short term investments	-	-	250,821
Additions to construction in progress	(44,830,638)	(28,020,498)	(19,012,750)
Return (payment) of acquisition deposit	1,627,340	(283,200)	-
Prepayment on long-term assets	(10,274,357)	(6,139,766)	(5,729,833)
Payment for acquisition of business	(3,077,031)	-	-
Payment for intangible assets	(6,159,474)	(161,486)	(53,826)
Payment for land use rights	(4,283,789)	(432,566)	(30,354)
Excess of cost over fair value of net assets acquired	(505,225)	-	-
Net cash used in investing activities	(73,171,441)	(37,537,257)	(67,606,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	57,607,813	-
Proceeds from exercise of stock options	676,200	-	-
Proceeds from long-term debt	17,752,800	-	40,000,000
Debt issuance costs	-	-	(2,122,509)
Stock issuance costs	-	(3,237,454)	-
Net cash provided by financing activities	18,429,000	54,370,359	37,877,491

Effect of exchange rate changes on cash and cash equivalents	(91,107)	56,387	1,375,086

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(38,131,545)	42,323,411	(7,437,346)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,177,794	5,854,383	13,291,729

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,046,249	$48,177,794	$5,854,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest	$2,908,661	$503,845	$902,777
Income taxes paid	$3,863,788	$4,178,066	$2,998,627

Non-cash transactions for investing and financing activities:
Construction in progress transferred to property and equipment	$5,057,958	$-	$823,464
Prepayment on long-term assets transferred to property and equipment	$18,431,526	$-	$405,630
Purchase of equipment through accounts payable	$-	$1,234,603	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$3,733,214	$2,836,324	$1,164,618

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

Note 2 - Restatement of Previously Reported Consolidated Financial Statement

The Company is hereby restating its annual consolidated financial statements as of December 31, 2010, originally filed on March 14, 2011 (the “Original Filing”), to make appropriate disclosure of a related party transaction of a certain unauthorized loan made by the Company, and reclassify the loan into appropriate account in the consolidated financial statements and revise the description in the notes to such financial statements.

In the first quarter of 2010, the Company extended loans of $9,858,240 to Ms. Taoxiang Wang (the “Wang Loan”) and $4,401,000 to Shanxi Juntai Housing Purchase Ltd. Respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). The Company’s Board of Directors has concluded that the Wang Loan was made to parties related to the Company’s former Chief Executive Officer and current Chairman of the Company’s Board of Directors, Mr. Qinan Ji, for the benefit of those related parties, and that the nature of the Wang Loan had not been properly disclosed to the Company's Board of Directors and Audit Committee, its Independent Registered Public Accounting Firm, Frazer Frost, LLP at the time the Wang Loan was made, or its current Independent Registered Public Accounting Firm, Friedman LLP at the time they were engaged as the Company’s new Independent Registered Public Accounting Firm in December 2010. Furthermore, neither of the Loans were reported to or approved by the Company’s Board of Directors.

The Company’s Board of Directors made a decision to restate the consolidated financial statements upon the recommendation of the Audit Committee and management. The general nature and scope of the adjustments are summarized as follows:

(1)
Disclosure of related party transaction and reclassification of loans receivable - Xi’an Demaoxing Real Estate Co., Ltd. (“Demaoxing”) was formed in November 2007 by relatives of Mr. Qinan Ji, the Company’s former Chief Executive Officer and current Chairman of the Company’s Board of Directors (the “Demaoxing Promoters”). In January 2010, Shaanxi Xilan Natural Gas Equipment Co., Ltd. (“SXNGE”), one of the Company’s major subsidiaries, extended a loan of US$9,858,240 to Ms. Taoxiang Wang (the “Wang Loan”), who obtained a 40% ownership interest in Demaoxing on January 21, 2010. Ms. Taoxiang Wang used her 40% ownership interest in Demaoxing and its assets as collateral for the Wang Loan. On January 21, 2010, the Demaoxing Promoters also transferred 30% of their ownership interests in Demaoxing to Shaanxi Rongxin Real Estate Co., Ltd. (“Rongxin”). On January 26, 2010, the Wang Loan funds were remitted by SXNGE to an account of Demaoxing. The Board of Directors has determined that the Demaoxing Promoters retained indirect beneficial interests in Demaoxing after transferring their ownership interests and thus the Wang Loan was a related party transaction. The Company herein makes appropriate disclosures of the related party transaction nature of the Wang Loan and reclassifies the Wang Loan from Loans Receivable to Loans Receivable – Related Party throughout its annual consolidated financial statements for the year ended December 31, 2010.

In the statement of cash flows for the year ended December 31, 2010, the following reclassifications are made:

(1)	The item Loans to Third Parties of $14,379,768 is reclassified into two items, which are Loans to Related Party of $9,941,568 and Loans to Third Party of $4,438,200, respectively.

(2)
The item Repayment of Loans Receivable of $14,675,648 is reclassified into two items, which are Repayment of Loans Receivable – Related Party of $9,941,568 and Repayment of Loans Receivable –Third Party of $4,734,080

Note 3 – Summary of Significant Accounting Policies

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

Loan Receivable

Loan receivable consists of the following:

	December 31, 2010	December 31, 2009
Shanxi Tuojin Mining Company, due on November 30, 2009, extended to November 30, 2010, annual interest at 5.84% (1)	-	$293,400
Shanxi JunTai Housing Purchase Ltd., due on January 10, 2011, annual interest at 5.84% (2)	-	-
Total	-	$293,400

(1)	Shanxi Tuojin Mining Company paid off this loan on March 11, 2010.

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

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification , which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts  ASU 810-10, Consolidations . If an entity has previously adopted ASU 810-10 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted ASU 810-10. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

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

Note 4 –Business Combinations

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

The Company determined the $3.6 million fair value of the acquired assets of Makou based on an evaluation by an independent appraisal firm and the final asset evaluation by management. The excess of the purchase price of an acquired entity over the net of the amounts assigned to assets acquired is recognized as goodwill, and represents intangible values that Makou has built over its existing profitable business, which do not qualify for separate recognitions, or other factors. These values include but are not limited to:

•	expected synergies from expanding our market share in the natural gas industry;

•	the existing reputation of the current management team;

•	the experience of the work force;

•	the stable relationship with its existing suppliers;

•	the existing operating licenses of shortening our time of starting up a brand new mother station.

As a result, the $0.6 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. As of December 31, 2010, the Company did not record any impairment charge from write-downs of purchased intangible assets since the Company did not identify any trends that caused a reduction in expected future cash flows.

Note 5 – Other Assets

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

Note 6 –Notes Payable

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

 Note 7 – Long-term Loan

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

	Repayment Percentage	Repayment Amount
March 5, 2012	25%	$4,551,000
March 5, 2013	25%	4,551,000
March 5, 2014	25%	4,551,000
December 5, 2014	25%	4,551,000
		$18,204,000

Note 8 – Warrants

The following is a summary of the warrant activity:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	544,242	544,242	$13.10	$376,977
Granted	1,450,000		14.74	-
Forfeited	-		-	-
Exercised	-		-	-
Outstanding, December 31, 2008	1,994,242	544,242	$14.28	$-
Granted	-		-	-
Forfeited	(160,588)	(160,588)	7.20	-
Exercised	-		-	-
Outstanding, December 31, 2009	1,833,654	383,654	$8.93	$4,008,434
Granted	-		-	-
Forfeited	-		-	-
Exercised	-		-	-
Outstanding, December 31, 2010	1,833,654	383,654	$8.93	$-

The following is a summary of the status of warrants outstanding and exercisable as of December 31, 2010:

	Warrants Outstanding
Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	4.08
14.86	383,654	1.59
$8.93	1,833,654	3.56

Warrants Exercisable

Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	1.59

Note 9 – Defined Contribution Plan

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

Note 10 – Stockholders' Equity

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

Note 11 – Earnings per Share

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

Note 12 – Related Party Transactions

a)	The JV Borrowing

On August 31, 2010, the Company temporarily borrowed $1,347,300 from the JV for working capital purpose. The borrowing does not have an explicit term, interest or collateral pledged. The Company repaid the borrowing in full on November 8, 2010.

b)	The Wang Loan

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

Note 13 –Concentrations

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

Legal Proceedings

a)
The Company and certain of its officers and directors have been named as defendants in a putative class action lawsuit alleging violations of the federal securities laws.　That action, captioned  Vandevelde v. China Natural Gas, Inc. , et al., C.A. No. 10-728, was filed on August 26, 2010 in the United States District Court for the District of Delaware.　The plaintiff in  Vandevelde  asserts that the Company, Qinan Ji, Zhiqiang Wang, Donald Yang, David She, Carl Yeung and Lawrence Leighton violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, when it failed to disclose and properly account for the Loan in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The complaint alleges that the Pledge to secure the Loan violated the Indenture for the Senior Notes and the warrant agreement relating to the warrants issued to Abax, giving the holder of those notes and warrants the right to declare a default under the Indenture. The complaint further alleges that, on August 20, 2010, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to disclose the Loan and restate its financial statements in light of the note and warrant holder’s right to declare a default under the Indenture, and that the announcement of this news caused the price of our stock to drop by twenty percent. The plaintiff seeks damages in an unspecified amount to recover the losses purportedly suffered by the putative class as a result of that decline. The complaint also asserts claims against the individual defendants as controlling persons of the Company for violations of Section 20(a) of the Securities Exchange Act of 1934.

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

Note 15 – Quarterly Financial Information

For the years ended December 31, 2010, 2009, and 2008, unaudited quarterly financial data information is as follows:

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$19,366,823	$21,135,599	$22,326,474	$27,124,727	$89,953,623
Gross profit	9,094,968	9,615,532	9,389,195	11,313,769	39,413,464
Net income	3,995,270	4,560,503	3,584,842	5,079,757	17,220,372
Basic EPS	0.19	0.21	0.17	0.24	0.81
Diluted EPS	0.19	0.21	0.17	0.23	0.80

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$18,527,666	$20,742,520	$20,125,184	$21,670,748	$81,066,118
Gross profit	9,633,652	10,278,190	9,717,692	10,531,545	40,161,079
Net income	4,201,623	3,862,756	4,647,519	6,118,889	18,830,787
Basic EPS	0.29	0.26	0.29	0.29	1.13
Diluted EPS	0.29	0.26	0.29	0.28	1.12

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$14,025,674	$16,890,486	$18,401,200	$18,403,299	$67,720,659
Gross profit	6,088,476	7,665,763	9,492,367	9,492,416	32,739,022
Net income	2,808,571	3,512,892	5,136,590	3,732,315	15,190,368
Basic EPS	0.20	0.24	0.35	0.25	1.04
Diluted EPS	0.20	0.24	0.35	0.25	1.04

Contract for Purchase and Sales of Coal-Bed Gas	1

Contract of Purchase and Sales of Coal-Bed Gas between
 Qinshui Lanyan Coalbed Methane Co., Ltd. and Xi’an Xi
 Lan Natural Gas Company Henan Branch.

January 2009

Contract for Purchase and Sales of Coal-Bed Gas	2

Article I Definition and Interpretation
Definitions and terms in this Contract are defined as follows (except as otherwise specified in this Contract):
1.1 Supplier: Qinshui Lanyan Coalbed Methane Co., Ltd.
1.2 Purchaser: Xi’an Xi Lan Natural Gas Company Henan Branch.
1.3 Both Parties: Supplier and Purchaser mentioned above that have signed this Contract of Purchase and Sales.
1.4 Working Day: any calendar days except the Saturday, Sunday and statutory holidays. If the expiration date of any term stated in this Contract happens to be a Saturday, Sunday or statutory holiday, then such term will last to the subsequent first working day.
1.5 Point of Delivery: delivery point of coal-bed gas agreed upon by both Parties.
1.6 Coal-Bed Gas: hydrocarbon or the mixture of hydrocarbon with other substances that presents in gas state under the condition of 20 Celsius degrees and 1 atmosphere.
1.7 Standard Cubic Meter: quantity of coal-bed gas, this quantity is the volume of dry coal-bed gas in one cubic meter under the condition of 20 Celsius degrees and 1 atmosphere.
1.8 Facilities: equipments and pipelines needed for production, processing, delivery, metering, extraction and transportation of coal-bed gas in this Contract.
1.9 Supplier Facilities: facilities owned, operated or controlled by Supplier.
1.10 Purchaser Facilities: facilities owned, operated or controlled by Purchaser.
1.11 Daily Supply and Extraction: volume of coal-bed gas delivered and extracted between Purchaser and Supplier each day.
1.12 Contract Period: the period from the commencement date of gas supply specified in the contract to the expiration date of the contract.

Article II Undertaking of Both Parties
2.1 Supplier undertakes to deliver coal-bed gas to Purchaser through the primary filling station in accordance with the terms and conditions specified in the Contract of Purchase and Sales, except in the case of any force majeure events.
2.2 Purchaser undertakes to purchase the coal-bed gas in the specified quantity in accordance with the terms and conditions specified in the Contract of Purchase and Sales.
2.3 Purchaser undertakes to strictly abide by the relevant regulations on safety production, labor discipline, civilization and sanitation and others, and provisions established by Supplier within Supplier’s production area.
2.4 Both Parties of the Contract are legally existing companies who have the right to execute this contract as well as the capability to perform their rights and obligations under this contract in a smooth way.
2.5 All governmental approvals and permissions needed for the execution of this contract have been acquired, and are legal and valid.
2.6 When executing the contract, no people’s court, arbitration agency or administrative organ has generated any judgment, adjudication, verdict or any specific administrative acts or other legal proceedings that are sufficiently enough to impose major adverse impacts on their capabilities in fulfilling the contract.
2.7 All internal authorization procedures needed by both Parties for execution of the contract have been completed; this contract has been executed by representatives duly authorized by both Parties.

Contract for Purchase and Sales of Coal-Bed Gas	3

Article III Contract Period
3.1 This Contract of Purchase and Sales starts from January 01, 2009 and ends on December 31, 2015.
3.2 The period of this Contract can be extended subject to the following terms and conditions:
(1) The Party that wants to extend the contract period shall make such notification to the other Party in written at least three months prior to the expiration date of this Contract;
(2) After expiration of the Contract, if Purchaser wants to continue to purchase coal-bed gas from Supplier, then Supplier shall give Purchaser the right of first refusal.

Article IV Supply and Reception of Coal-bed Gas
4.1 If Purchaser cannot normally receive and extract the coal-bed gas due to the reason of its own facilities, Purchaser shall take charge to eliminate such problems, and immediately inform Supplier of that in written.
4.2 If Supplier cannot normally supply the coal-bed gas due to the reason of its own facilities, Supplier shall take immediate measures to ensure its facilities to resume the normal gas supply within 24 hours, and at the same time inform Purchaser of that in written as soon as possible.
4.3 Supplier shall send the notification to Purchaser regarding the normal maintenance & repair of Supplier’s gas supply facilities at least 72 hours in advance, and take proper measures to ensure the normal gas supply.
4.4 Notwithstanding the provisions in above Article 4.1 and 4.2, both Parties shall inform each other any known situations that may cause suspension or reduce Supplier’s delivery and/or Purchaser’s extraction of coal-bed gas as soon as possible within the foreseeable time.

Article V Delivery Place of Coal-bed Gas
5.1 The delivery point of coal-bed gas is subject to the Supplier’s gauging instrument (agreed upon by both Parties).
5.2 Place of delivery: any place designated by Party B.

Article VI Security Risks
6.1 Security Risks refer to the following: malfunction of equipment valves, impact and damage of gauges and facilities due to pressure build-up; personal injuries & death and damage of equipments & facilities due to explosion caused by accumulation of methane gas resulting from leakage of pipeline valve and connector and gauge connector; and the liabilities and compensation caused by production halt or breakdown.
6.2 Purchaser’s facilities shall not be put into use before being registered at the Company’s Security Supervision Department with the security certificates.
6.3 Supplier shall assume the liability for compensation for any production breakdown or damage of gauge or any facilities and pipelines under the ownership of Supplier for more than 12 hours due to malfunction of Supplier’s facilities or that the supply gas pressure exceeds the pressure-bearing range of gauge.
6.4 Any personal injuries and/or death and damage of equipments and facilities caused by explosion of accumulated coal-bed gas within the respective property range of both Parties due to improper management or insufficient protection facilities of either Party, as well as the liability for causing the other Party unable to supply or use gas (production breakdown), shall be borne solely by the Party of accident.

Contract for Purchase and Sales of Coal-Bed Gas	4

7. Metering

7.1 Both Parties shall abide by the Rules For The Implementation Of The Metrology Law Of The People's

Republic Of China.

7.2 Supplier shall build, install, maintain, operate and monitor the equipments and instruments needed for metering the coal-bed gas (abbreviated as “metering instruments of both Parties” hereafter”) authorized by both Parties at the place of delivery as specified in above Article V.

7.3 The unit of quantity for coal-bed gas measurement shall be the standard cubic meters as defined in above Article 1.7.

7.4 If either party requires to test, adjust and calibrate the metering facilities, a 48 hours prior notification shall be given to the other party to make relevant preparation works. Supplier or Purchaser may assign a representative to the field to observe the ongoing situation of the above operations. The other Party shall, within five days after observing such operation, indicate to the other Party in written form whether the whole process of such operation is acceptable. If the other Party does not accept a certain operation, relevant reasons for refusal shall be provided, and such Party shall carry out such operation again.

If Supplier or Purchaser, after observing such operation, failed to inform its acceptance of the whole process of such operation to the other Party in written within the above specified time, then Purchaser or Supplier shall be deemed as having accepted the whole process of such operation, which shall be taken as the result of having accepted such operation.

7.5 Both Parties agree to invite a third party with national metering qualification to carry out periodical test & calibration to the metering instrument if necessary, thus to ensure the accuracy of metering quantity.

Article VIII Daily Supply and Extraction

Both Parties agree that the daily supply and extraction shall be no less than 200,000 cubic meters per day, and agree to increase the gas supply to Purchaser based on the increase of productivity.

Article IX Quality

Implemented as per the criteria for coal-bed gas quality of Jing Coal Mining Group, the criterion is consistent with the quality criteria of GB18047-2000 National  Compressed natural gas for Vehicles.

Article X Price of Coal-bed Gas

According to the quality of coal-bed gas specified in Article IX of this Contract of Purchase and Sales, the price of coal-bed gas sold by Supplier to Purchaser is calculated at the price of RMB 1.3 Yuan/m 3  (tax-included price). (Note: ￥1.3 Yuan/ m 3 is the price of compressed and processed gas).

Contract for Purchase and Sales of Coal-Bed Gas	5

Article XI Settlement and Payment

Purchaser settles accounts with Supplier by bank transfer in the method of prepayment per month; the sum of money for purchasing gas is calculated by multiplying the monthly accumulated extraction of gas by the unit price, such sum of money will be deducted from the prepayment.

Article XII Time for Gas Supply

Supplier shall take charge to transport the coal-bed gas to the place designated by Purchaser, and Purchaser shall inform the start time of gas supply to Supplier in written or by telephone. Purchaser shall first make RMB Ten Thousand (￥100,000) Yuan payment to Supplier as prepayment, and deduct the sum of money for purchasing gas after the gas supply is commenced.

Article XIII Purchaser’s extraction of coal-bed gas shall be implemented within the amount of prepayments; and Supplier has the right to stop the gas supply when the balance prepayment is insufficient.

Article XIV Liability for Breach

Both Parties shall strictly abide by the relevant provisions of this Contract; either Party shall assume the relevant liabilities for breach.

Article XV Force Majeure

15.1 Force Majeure: any unpredictable, unavoidable and unvanquishable objective events occurred to either Party when such party has performed his due obligations. And such events are not in control of and unavoidable by the affected Party as the rational and prudent operator, including but not limited to (but subject to change of national policies) flood, typhoon, hurricane, earthquake, landslide, breakage of the only way that must be passed, soil corrosion or subsidence and so on.

15.2 This Contract becomes enforceable or cannot be executed according to the agreed terms and conditions due to the force majeure events, the Party encountering the above force majeure events shall immediately inform the other Party of this Contract and provide details of such force majeure events as well as the valid certificates certifying the reason for the execution of the contract to become impossible as a whole or in part or needs to be delayed within five (5) working days. During the duration period that the affected party has no means to perform his due obligations due to force majeure events, such affected Party may delay the execution of the Contract or not to execute the Contract in part or as a whole, and his liability for failure in execution of the contract during such period is exempted, but such Party shall make reasonable efforts to take remedial measures for his incapability to perform the obligations to the extent possible.

15.3 The Party encountering the above force majeure events shall inform the other Party of the estimated time needed to remedy the force majeure events and the estimated coal-bed gas deliverable or extractable during the force majeure period as soon as possible within the term of this Contract. If the force majeure event is estimated to last more than ten (10) days, Both Parties shall strive to work out a mutually acceptable solution. Once the force majeure events specified in this Article have been remedied, the Party encountering the force majeure events shall again become obliged to perform the obligations specified in this Contract.

Contract for Purchase and Sales of Coal-Bed Gas	6

15.4 For the Party failed to perform the Contract on time due to fault, if any force majeure events occurred during the overdue period that made the execution of the Contract become impossible in part or as a whole or has to be delayed, such Party still have to assume the liability for breach of contract.

Article XVI Transfer

Unless upon written permission of the other Party, neither Party of this Contract shall transfer his rights and interests under this Contract to any third party in part or as a whole.

Article XVII Confidentiality

Both Parties agree on the contents of this Contract and that either Party shall obtain all the information of the other Party in accordance with the provisions of this Contract, unless prior written permission from both Parties, no such contents shall be disclosed to any other persons except the following:

(1)
The bank and financial organization or other borrowing organizations that provide funds to both Parties of this Contract; and the discloser shall obtain the written commitment on confidentiality from the above bank and financial organization or other borrowing organizations.

(2)	The third party consultant designated by either Party of this Contract; and the discloser shall obtain the written commitment on confidentiality from the third party consultant.

(3)	The government authorities or superior supervision department having jurisdiction over both Parties of this Contract.

(4)	Supplier can disclose the relevant information to the following organizations:

(a)	Any affiliate company of Supplier, such company must agree to be bound by the confidentiality provisions.

(b)	All borrowing or financial organizations engaged by Supplier, and such organization must agree to be bound by the confidentiality provisions.

(c)
Any party that is in good faith negotiation with the Supplier on the purchase of Supplier’s rights and interests in Supplier’s facilities in part or as a whole; and such party must agree to Supplier to be bound by the confidentiality provisions.

Contract for Purchase and Sales of Coal-Bed Gas	7

Article XVIII Settlement and Arbitration of Dispute

Any disputes arisen between both Parties as to execution of the Contract shall be resolved through negotiations; in case no solution is reached, it shall be submitted to Jincheng Municipal Arbitration Committee for arbitration in accordance with the arbitral rules of procedure of such arbitration agency. The arbitration award shall be final and binding on both Parties.

Article XIX Supplementary provisions shall be made for any matters not mentioned in this Contract through negotiations by both Parties, such supplementary provisions shall be agreed upon by both Parties, and have equal legal effect with this Contract upon signed by authorized representatives of both Parties.

Article XX This Contract becomes effective upon signature and stamp by authorized representatives of both Parties.

Article XXI This Contract of Purchase and Sales is prepared in octuplicate, which will be held by both Parties respectively.

(This is the end of the contract; the attached sheet is only for signature).

(Signature page)

Supplier: Qinshui Lanyan Coalbed Methane Co., Ltd. (common seal)

Legal representative (or authorized representative):

January 12, 2009

Purchaser: Xi’an Xi Lan Natural Gas Company Henan Branch (common seal)

Legal representative (or authorized representative):

January 12, 2009

煤层气购销合同

沁水蓝焰煤层气有限责任公司

与

西安市西蓝天然气股份有限公司河南分公司

煤 层 气 购 销 合 同

二 00 九年一月

1

煤层气购销合同

第一条　　定义与解释

本购销合同内所用的下列名词、术语含义如下（除非本购销合同另有规定）：

1.1 卖方：指沁水蓝焰煤层气有限责任公司。

1.2 买方：指西安市西蓝天然气股份有限公司河南分公司

1.3 双方：指上述签订本购销合同的卖方和买方。

1.4 工作日：指除星期六、星期日以及法定假日以外的公历日。如果本合同所述任何期限期满之日为星期六、星期日或法定假日，则该期限将延长至此后的第一个工作日结束之时止。

1.5 交付点：指双方协商确定的煤层气交接处。

1.6 煤层气：指在温度为摄氏 20 度和 1 个大气压下呈气态的碳氢化合物或碳氢化合物与其它物质的混合物。

1.7 标准立方米：指煤层气的数量，这些数量是在温度为摄氏 20 度和绝对压力为 101325 帕斯卡干态的煤层气所占的 1 立方米体积的量。

1.8 设施：指在本购销合同中进行生产、加工、交付、计量、提取和运输煤层气所需的设备和管道。

1.9 卖方设施：指卖方拥有、操纵或控制的设施。

1.10 买方设施：指买方拥有、操纵或控制的设施。

1.11 日供应和提取量：指买卖双方每日交付和提取煤层气的气量。

1.12 合同期：指本合同中规定的供气开始之日起至合同终止日止。

第二条　　双方承诺

2.1 卖方承诺依照本购销合同的条款和规定，在本购销合同内除不可抗力外，将通过压缩母站向买方保证交付煤层气。

2.2 买方承诺依照本购销合同的条款和规定，向卖方购买本购销合同规定数量的煤层气。

2.3 买方承诺在卖方的生产区域场所内严格遵守卖方所制订的有关安全生产、劳动纪律、文明卫生等各项规章制度。

2.4 合同双方为依法并合法存续的公司，有权签署本合同并有能力顺利实施和履行本合同规定的权利和义务。

2.5 其签署本合同所需的一切政府批准均以办妥并合法有效。

2.6 在签署本合同时，任何人民法院、仲裁机构或行政机关均未做出任何足以对其履行本合同的能力产生重大不利影响的判决、裁定、裁决或具体行政行为或其他法律程序。

2.7 双方为签署本合同所需的内部授权程序均已完成，签署本合同的是双方的有效授权代表。

第三条　　合同期

3.1 本购销合同期自从 2009 年 1 月 1 日起至 2015 年 12 月 31 日止。

3.2 本购销合同的合同期可依下述条款及条件延长：

(1) 希望延长合同期的一方应在本购销合同期满前至少 3 个月就此书面通知另一方；

1

煤层气购销合同

(2)合同期满，如果买方要求向卖方继续购买煤层气，则卖方应给予买方优先购买的权利。本条所述的优先权是相对于在本合同签订后与卖方签订类似合同或协议的其他煤层气用户，买方拥有在同等条件下优先获得购买煤层气的权利。

第四条　煤层气的供应与接收

4.1 如果由于买方设施自身的原因导致无法正常接受提取煤层气，应由买方负责消除并立即以书面方式通知卖方。

4.2 如果由于卖方设施自身的原因导致无法正常供应煤层气，卖方应立即采取措施使卖方设施在 24 小时内保证恢复正常供气，同时应尽快以书面方式通知买方。

4.3 卖方供气设施的正常维修应提前 72 小时通知买方，并采取措施保证正常供气。

4.4 尽管有上述第 4.1 条和第 4.2 条的规定，双方应就其已经知悉的可能引起中断或减少卖方交付和/或买方提取煤层气的任何情况在可预见的时间内尽快互相通知。

第五条　煤层气交付点

5.1 煤层气交付点以卖方计量表(双方认可)为准。

5.2 交货点:乙方指定地点。

第六条　安全风险

6.1 安全风险系指：设施阀件失灵、压力增大冲击损坏计量表及设施；管路阀门及接头，计量表接头等漏气引发瓦斯集聚，产生爆炸导致人员伤亡、设施损坏和造成误产和停产的责任与赔偿。

6.2 买方设施入场前，必须持安全证件到公司安全监察部办理备案手续后，方可起用。

6.3 因卖方设施失灵，供气压力超出计量表承压范围而损坏计量表或买方所有权内的设施、管路及造成误产 12 小时及以上，由卖方承担赔偿责任。

6.4 因单方管理不善或保护设施不健全，在各自的物权范围内引起煤层气集聚而引发煤层气爆炸所造成的人员伤亡、设施损坏，由事故方自己承担，造成对方无法供气或用气(误产)亦由事故方承担。

第七条　计量

7.1 双方应遵守现行的“中华人民共和国计量法及其施行细则”。

7.2 卖方应在上述第五条规定的交付点建造、安装、维修、操作和监控经双方认可的计量煤层气所需要的设备和仪器(以下简称“双方计量仪器”)。

7.3 有关煤层气计量的数量单位应是上述第 1.7 条款中所定义的标准立方米。

7.4 如果双方的一方要求对计量设施进行测试、调整和校准等各项操作时，应提前四十八(48)小时通知对方进行相关工作的准备。卖方或买方可以派代表到现场观察上述各项操作的进行情况。对方应在观察了该操作后的 5 天时间内，以书面形式向对方表明是否认可该操作的全过程。如果对方不认可某项操作，应说明不认可理由，对方应再次进行该操作。

如果卖方或买方在观察了该项操作后，在上述规定的时间内未以书面形式告知对方对该项操作全过程的认可，则应视为买方或卖方认可该操作的全过程，并作为已接受该

1

煤层气购销合同

操作的结果。

7.5 双方同意在需要的情况下可以请具有国家计量资质的第三方定期校验，确保计量数的准确性。

第八条　日供应和提取量

双方约定，日供应和提取量应达到 每日不小于 20 万立方米，并同意根据产能的提高增大供给买方的气量。

第九条　质量

按晋煤集团煤层气质量标准执行，该标准符合 GB18047-2000 国家《车用压缩天然气》的质量标准..

第十条　煤层气价格

按本购销合同第九条规定的煤层气质量，卖方销售给买方的煤层气价格按 1.3 元/m^3（含税价）进行结算。（备注：￥1.3 元/m^3价格为经压缩处理后的气价）

第十一条　结算和付款

买方通过银行转帐，以预付款形式按月与卖方结算；以每月累计提取气量乘以单价计算购气款，从预付款中扣抵。

第十二条　供气时间

卖方负责将煤层气运输至买方指定地点，开始拉气时间买方应以书面形式或者电话通知卖方。买方先行支付人民币壹拾万元（￥100000 元）给卖方，待开始拉气后，抵扣购气款。

第十三条　买方提取的煤层气量需在其预付款可以支付的范围内执行；预付款不足时，卖方有权停止供气。

第十四条　违约责任

双方应按照本合同的有关规定严格执行，任何一方违约均需承担相关责任。

第十五条　不可抗力

15.1 不可抗力：指任何一方尽到了应有的义务而不能预见、不能避免并且不能克服的客观事件。该事件不受影响一方控制之内，而该方作为合理、审慎的作业者不能防止其发生的事件，包括(但不限国家政策改变)水灾、台风、龙卷风、地震、塌方、必经之路中断、土壤侵蚀或下陷等。

15.2 由于不可抗力致使直接影响本购销合同的履行或不能按约定的条件履行，遇有上述不可抗力的一方，应立即通知本购销合同的另一方，并在（5）个工作日内应提供不可抗力的一方详情及合同不能履行，或者部分不能履行，或者需要延期履行理由的有效证明。在不可抗力而不能履行义务持续的期间内，允许其延期履行合同、部分延期履行合同、部分不能履行或者不履行合同，并相应地免除在该期间不能履行合同的责任，

1

煤层气购销合同

但其应尽合理的努力在可能范围内补救其不能履行义务的措施。

15.3 遇有上述不可抗力的一方应在合同的时间内尽快通知本购销合同的另一方，预计补救不可抗力所需要的时间和该方在不可抗力期间预计能交付或提取的煤层气量。如果预期不可抗力情形将延续超过十（10）天时，双方应努力寻求一个相互可以接受的解决方法。一旦本条款规定的不可抗力事件获得纠正，遇有不可抗力的一方应再度有义务履行其本购销合同中规定的义务。

15.4 对于因过错未按期履行合同的任何一方，在逾期的时间内发生不可抗力，致使合同不能履行、或者部分不能履行，或者需要延期履行，仍构成违约责任。

第十六条　　转让

任何一方未经本购销合同另一方书面同意、不得将其在本合同范围内属于其的部分或全部权益转让给任何第三方。

第十七条　　保密

双方同意本购销合同内容和本购销合同一方按本购销合同规定得到购销合同另一方的所有资料，未经双方事先书面同意，不应泄露给任何其他人，但下列情况除外：

（1）为本购销合同双方提供奖金的银行及金融组织或其他借款机构；但提供的该方应取得上述银行及金融组织或其它借款机构的书面保密承诺。

（2）本购销合同任何一方指定的第三方咨询者；但提供的该方应事先取得第三方咨询者的书面保密承诺。

（3）对本购销合同双方有管辖权的政府主管部门或上级主管部门。

（4）卖方可将有关资料披露给下列机构：

（a）卖方的任何关联公司，但该公司必须先同意受各项保密规定的约束；

（b）卖方聘用的所有借款或金融机构，但该机构必须先同意受各项保密规定的约束；

（c）正与卖方就卖方向其出售卖方在卖方设施中的全部或部分权益进行真诚谈判的任何谈判方，但该方必须向卖方表示同意受保密规定的约束。

第十八条　　争议的解决与仲裁

如果双方就合同的履行发生争议，应协商解决；如不能达成协解，则应提交晋城市仲裁委员会，根据该仲裁机构的仲裁程序规则进行仲裁。仲裁裁决是终局的，对双方都有法律约束力。

第十九条　　本购销合同未尽事宜，须经双方共同协商，做出补充规定，补充规定经双方同意，由双方授权代表签字后与本购销合同具有同等的效力。

第二十条　　本购销合同经买卖双方授权代表签字盖章后，合同生效。

第二十一条　本购销合同一式捌份，双方各执肆份。

（正文到此结束，以下为签字页）

1

煤层气购销合同

（签字页）

卖方： 沁水蓝焰煤层气有限责任公司（公章）

法人代表（或授权代表）: ____________

2009 年 1 月 12 日

买方：西安市西蓝天然气股份有限公司河南分公司（公章）

法人代表（或授权代表）: ____________

2009 年 1 月 12 日

1

Compressed Natural Gas Supply Contract

This Contract is signed between the following parties:

Supplier (Party A): Huojia County Hualong Petrochemical Co., Ltd.

Purchaser (Party B): Xi’an Xilan Natural Gas Co., Ltd

Both parties agreed to compliant with equality, mutual benefit, the principle of honesty and trustworthiness. Both parties agreed the following compressed natural gas supply terms and conditions and sign to confirm the execution of the contract.

The contract had been signed by both parties on 16th November 2009 at Huojia County in Henan province.

I.           Supplying object
Supplying object is compressed natural gas.
1.      Validity of the contract and supplying period

1.1	The validity of the contract is five years. Starts from 1st January 2010 and end on 31st December 2015.

1.2	The date of start supplying compressed natural gas is 1st January 2010.

II.           Source of compressed natural gas
In the contract source of compressed natural gas must be the compressed natural gas from the pipeline under the government’s development plan delivering natural gas from the west to the east.

III.           Transfer location and transfer mode

1.
Party A must deliver the compressed natural gas to the location designated by Party B. The quality of compressed natural gas is determined by the supplying station high pressure flow measurement of Party A.

2.	Both parties transfer executors must grant authority from their enterprise and party B transfer executor must sign off delivered compressed natural gas per vehicle trip.

IV. Price and settlement
1.
Settled Price: Both parties agreed that compressed natural gas price is RMB2.4 yuan per standard cubic meter (if company does not need value-added tax invoice, the price can be settled as 2.12 yuan per standard cubic meter.).

2.	Company should prepay the fund to purchase compressed natural gas.

3.
The settled date is the 24th for each month, according to the compressed natural gas sales amount to purchasers from the 25 th  of last month to the 24 th  of this month, and the day-measurement certificate which supplier gives to purchasers, supplier and purchase party can settle the due balance.

V. Right and Responsibility for both parties
5.1 Supplier’s Right and Responsibility
5.1.1 Supplier should notice the purchasers 3 days before Supplier make annual maintenance on production equipment or there is other reason to cause production stopped.
5.1.2 If the emergency happed or others caused gas supply stopped, supplier should inform purchaser in time and confirm this matter. And the supplier should inform the purchasers 3 days before the gas supply return to normal supply.
5.2 Purchaser’ Right and Responsibility
5.2.1 Purchaser should pay the money within the period agreed in contract. If purchaser cannot timely pay the money, supplier can take some actions after noticing to purchaser, such as stop gas supply or limit the gas supply.
5.2.2 Purchaser should notice the supplier prior Supplier make annual maintenance on production equipment or there is other reason to cause production stopped.
5.2.3 If the emergency happed or purchaser want to stop gas supply stopped for any other reason, purchaser should inform supplier in time, and provide stop gas supply timetable to supplier, so that supplier can make arrangement accordingly.

VI. Liabilities1. Supplier’s LiabilitiesIn any emergency situation such as equipment maintenance or break down which prevents the Supplier to supply natural gas without notification to the Purchaser; Supplier will be liable for any direct or indirect losses. 2. Purchaser’s LiabilityIn any emergency situation such as equipment maintenance or break down which prevents the Purchaser to purchase natural gas without notification to the Supplier; Purchaser will be liable for any direct or indirect losses. 3. Any force majeure issues happening have material affect either party’s obligation. This agreement will be terminated.4. Any force majeure issues caused one party cannot carry out its obligations; this party should liable for the losses of another party. VII. Solution of Dispute1. Any dispute, disagreement, argument or claim over this Agreement will be negotiated by both parties. Any unsolved dispute will be ruled by the local arbitration commission. VIII. Additional Clause1. All provisions and information with respect to the agreement must keep in confidential, during of which, each party can not reveal any or all provisions or information of the agreement to any third party.   2.  Any uncovered issues over this Agreement will be negotiated by both parties. Amendment may be made when necessary and bears same legal force with this agreement. 3. The agreement will be in quadruplicate with same full legal force, two copies to be held by each party. Supplier: Huojia County Hualong Petrochemical Co., LtdAuthorized Representative:Purchaser: Xi’an Xilan Natural Gas Co., LtdAuthorized Representative:

压缩天然气购销合同

本合同由以下缔约方签署：

供方（甲方）：获嘉县华龙石化有限公司
用方（乙方）：西安市西蓝天然气股份有限公司

双方遵照平等互利、诚实守信的原则，协商确定了经双方一致同意的压缩天然气供用条件与合同条款，并签署确认本合同予以执行。
本合同由双方于 2009 年 11 月 16 日在河南省获嘉县签署。
一、标的物
本合同约定的标的物为"压缩天然气"，以下均称压缩天然气。
1、 合同有效期和供应气年限
1.1 双方约定，压缩天然气的合作年限为五年，从 2010 年 1 月 1 日至 2015 年 12 月 31 日止。
1.2 本合同供气起始日定为 2010 年 1 月 1 日。
二、压缩天然气的气源
本合同提供的压缩天然气气源均为西气东输管道天然气。
三、接交地点与与交接方式
1、 本合同双方约定压缩天然气为甲方送至乙方指定地点，以供方站区高压流量计量为准。
2、 实施压缩天然气交接，双方派出的交接人员应具有各自企业的授权，用方天然气交接人员须对每车次进行交接签认。
四、价格与结算
1、 结算价格：双方约定，压缩天然气价格为 2.40 元/标准立方米（如不开增值税发票则按 2.12 元结算）。如遇上游气源调价或国家政策性调价时，结算价格应相应调整。
2、 压缩天然气实行预付制度。
3、 每月的 24 日为结算日，供方与需方应依据上月 25 日-当月 24 日的销售给用方的天然气，以供方向用方提供的日计量交接凭证，作为办理结算的依据。
五、双方的权利和义务
5.1 供方的权利义务
5.1.1 供方在生产设备年度检修时或其他原因需停产时，应在检修或停产前 3 日通知用方。
5.1.2 因突发事件或其他原因影响供气时，应及时通知用方并确认。并在恢复正常供气前 3 日内通知用方。
5.2 用方的权利义务
5.2.1 用方应在合同约定期限内及时支付气款。如用方未能按时支付气款，供方可于通知后采取停、限气措施。
5.2.2 用方因设备年度检修及其他原因不能按用气及时足量用气时，应提前 3 日通知供方。并在恢复用气前 3 日通知用方。
5.2.3 因突发性事件或其他原因需紧急停止用气，用方应及时通知供方，并做出停止用气的具体时间表通知供方，以便供方安排生产。
六、违约责任
6.1 供方的违约责任
供方在设备检修或设备发生故障以及遭遇突发事件时不能保障用方用气，且未按合同约定及时