Form 10-Q/A
period 2011-03-31
China Natural Gas, Inc.
filed 2012-02-29
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

In dicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2011 was 21,458,654.

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends the Quarterly Report of China Natural Gas, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2011, originally filed on May 10, 2011 (the “Original Filing”).

As disclosed in the Company's Quarterly Report on Form 10-Q/A (Amendment No. 3) for the quarter ended March 31, 2010, as of March 31, 2010, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd. Respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”).

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

As a result, the Company filed a Current Report on Form 8-K on September 21, 2011 to disclose that its quarterly financial statements for the three months ended March 31, 2010, June 30, 2010 and September 30, 2010, respectively, and its annual financial statements for the year ended December 31, 2010, should no longer be relied upon due to a failure to correctly disclose the Wang Loan as a related party transaction.

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

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing, that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing, affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any other amendments to those filings. Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,485,831	$3,995,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,821,365	1,472,595
Provision for doubtful accounts	264,367	32,847
Stock-based compensation	160,897	74,847
Change in fair value of warrants	(116,180)	(393,068)
Change in assets and liabilities:
Accounts receivable	(598,060)	(257,812)
Other receivables	15,304	-
Employee advances	35,837	148,593
Inventories	(464,199)	(32,830)
Advances to suppliers	(673,722)	(705,460)
Prepaid expense and other current assets	(580,447)	(167,213)
Accounts payable and accrued liabilities	(97,201)	(111,007)
Other payables	-	4,296
Unearned revenue	(569,659)	386,032
Accrued interest	(141,855)	(585,543)
Taxes payable	915,305	986,599
Net cash provided by operating activities	2,457,583	4,848,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(105,124)	(253,844)
Loans to related party	-	(9,858,171)
Loans to third party	-	(4,400,969)
Repayment of loans receivable	-	293,300
Additions to construction in progress	(4,845,643)	(7,425,192)
Prepayment on long-term assets	(687,313)	(1,047,327)
Return of acquisition deposit	-	(124,653)
Payment for intangible assets	(71,138)	-
Payment for land use rights	-	4,722
Net cash used in investing activities	(5,709,218)	(22,812,134)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from short-term debt and other payable, related parties	2,081,000	-
Proceeds from long-term debt	-	13,198,500
Increase in restricted cash	-	(13,198,500)
Net cash provided by financing activities	2,081,000	-

Effect of exchange rate changes on cash and cash equivalents	55,550	(41,415)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,115,085)	(18,005,403)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,046,249	48,177,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,931,164	$30,172,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest	$1,406,911	$1,085,543
Income taxes paid	$-	$-

Non-cash transactions for investing and financing activities:
Construction materials transferred to Construction in progress	$4,960,793	$-
Construction in progress transferred to property and equipment	$-	$4,106,200
Advances to suppliers transferred to construction in progress	$7,480,412	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$1,016,146	$863,662
Other assets transferred to construction in progress	$545,354	$-

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

Note 2 – Restatement of Previously Reported Consolidated Financial Statement

The Company is hereby restating its quarterly consolidated financial statements as of March 31, 2011, originally filed on May 10, 2011 (the “Original Filing”), to make appropriate disclosure of the related party transaction nature of certain unauthorized loan made by the Company, and reclassify the loan into appropriate account in the consolidated financial statements and revise the description in the notes to such financial statements..

As disclosed in the Company's Quarterly Report on Form 10-Q/A (Amendment No. 3) for the quarter ended March 31, 2010, as of March 31, 2010, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd. Respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). The Company’s Board of Directors has concluded that the Wang Loan was made to parties related to the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, Mr. Qinan Ji, for the benefit of those related parties, and that the nature of the Wang Loan had not been properly disclosed to the Company's Board of Directors and Audit Committee, its Independent Registered Public Accounting Firm, Frazer Frost, LLP at the time the Wang Loan was made, or its current Independent Registered Public Accounting Firm, Friedman LLP at the time they were engaged as the Company’s new Independent Registered Public Accounting Firm in December 2010. Furthermore, neither of the Loans (defined below) were reported to or approved by the Company’s Board of Directors.

The Company’s Board of Directors made a decision to restate the consolidated financial statements upon the recommendation of the Audit Committee and management. The general nature and scope of the adjustments are summarized as follows:

(1)	Disclosure of related party transaction nature and reclassification of loans receivable ——Xi’an Demaoxing Real Estate Co., Ltd. (“Demaoxing”) was formed in November 2007 by relatives of Mr. Qinan Ji, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (the “Demaoxing Promoters”). In January 2010, Shaanxi Xilan Natural Gas Equipment Co., Ltd. (“SXNGE”), one of the Company’s major subsidiaries, extended a loan of US$9,858,240 to Ms. Taoxiang Wang (the “Wang Loan”), who obtained a 40% ownership interest in Demaoxing on January 21, 2010. Ms. Taoxiang Wang used her 40% ownership interest in Demaoxing and its assets as collateral for the Wang Loan. On January 21, 2010, the Demaoxing Promoters also transferred 30% of their ownership interests in Demaoxing to Shaanxi Rongxin Real Estate Co., Ltd. (“Rongxin”). On January 26, 2010, the Wang Loan funds were remitted by SXNGE to an account of Demaoxing. The Board of Directors has determined that the Demaoxing Promoters retained indirect beneficial interests in Demaoxing after transferring their ownership interests and thus the Wang Loan was a related party transaction. The Company herein makes appropriate disclosures of the related party transaction nature of the Wang Loan and reclassifies the Wang Loan from Loans Receivable to Loans Receivable – Related Party throughout its quarterly consolidated financial statements for the three months ended March 31, 2011.

In the statement of cash flows for the three months ended March 31, 2011, the following reclassification is made to the amounts for the three months ended March 31, 2010:

(1)	The item Loan Receivable of $14,259,140 is reclassified into two items, which are Loans to Related Party of $9,858,171 and Loans to Third Party of $4,400,969, respectively.

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

Note 5 – Notes Payable

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

Note 7 – Warrants

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

Note 9 – Stockholders' Equity

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

Note 11 – Related Party Transactions

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

Note 12 –Concentrations

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

Note 14 – Subsequent Event

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended		Increase	Increase
	March 31, 2011	March 31, 2010	(decrease) in dollar amount	(decrease) in percentage
Natural gas from fueling stations	$18,256,422	$14,629,610	$3,626,812	24.8%

Natural gas from pipelines	2,091,407	854,019	1,237,388	144.9%

Gasoline	1,307,174	1,468,816	(161,642)	(11.0)%

Installation	2,011,694	2,007,774	3,920	0.2%

Automobile conversion	441,411	406,604	34,807	8.6%

	$24,108,108	$19,366,823	$4,741,285	24.5%

Revenues . Revenues for the three months ended March 31, 2011 increased to $24,108,108 from $19,366,823 for the three months ended March 31, 2010, an increase of $4,741,285 or 24.5%. We sold natural gas of 45,906,401 cubic meters during the three months ended March 31, 2011, compared to 44,161,281 cubic meters during the three months ended March 31, 2010. We also sold gasoline of 1,495,015 liters during the three months ended March 31, 2011, compared to 1,929,034 liters sold during the three months ended March 31, 2010. For the three months ended March 31, 2011, 89.8% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 10.2 % was generated from our installation and auto conversion services.

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

Net cash used in investing activities decreased from $22,812,134 for the three months ended March 31, 2010 to $5,709,217 for the comparable period in 2011. The decrease was primarily due to an absence of loans being made to outside parties in the three months ended March 31, 2011, in addition to investments in construction in progress for the SJLNG LNG project being greatly reduced, as the investments for phase I of this project had been mostly completed by the end of 2010, and because no loan was made by the Company to others in the three months ended March 31, 2011. The Company loaned $9,858,171 to a related party, or the Wang Loan, and $4,400,969 to a non-related party at an annual rate of 5.84%, or the Juntai Loan, during the first quarter of 2010.

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

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures are defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer'smanagement, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the quarter ended March 31, 2011, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the quarter ended March 31, 2011:

●	The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

●	The Company entered into a related party transaction without appropriate authorization and failed to correctly disclose the Wang Loan as a related party transaction

●	The Company failed to communicate to the Board of Directors of the Wang Loan and the Juntai Loan and entered into the Loans without approval of the Board of Directors

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

Management’s Remediation Initiatives

In response to the above identified material weakness and to strengthen our internal control over financial reporting, we have taken the following remediation initiatives:

1)	Developing of a comprehensive training and development plan for our accounting personnel, including our Chief Financial Officer, Financial Controller and others, in the knowledge of the principles and rules of U.S. GAAP and the SEC requirements in the application thereof.

2)	Replacement of Mr. Qinan Ji as Chief Executive Officer of the Company. The Company is currently seeking to recruit a suitable CEO;

3)	Resignation in August 2011 of certain employees involved in concealing the related party nature of the Wang Loan;

4)	Appointment of an Independent Controller reporting to the Audit Committee of the Board of Directors;

5)	Re-engagement of Ernst & Young Advisory to further improve procedures required to comply with the internal control over financial reporting and disclosure control provisions of the Sarbanes Oxley Act and to provide training to employees regarding U.S. GAAP, internal controls over financial reporting and disclosure controls and procedures;

6)	Adopting a policy that restricts the signing authority of the Chairman and other executives. The policy mandates two signing parties for any obligation outside the normal scope of operations set forth in the Company’s business plan, as reviewed and approved from time to time by the Company’s Board of Directors; and

7)	Engagement of Grant Thornton as U.S. GAAP consultant to the Company for purposes of preparing its quarterly and annual periodic reports.

All the above items have been completed.

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

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in the 2010 Annual Report other than as set forth below. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

We have made errors in the preparation of certain of our historical financial statements and our internal control over financial reporting and disclosure controls and procedures have not been effective.

Because of the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities. The SEC has commenced an investigation into the matters surrounding the Wang Loan and the acquisition of Lingbao Yuxi Natural Gas Co., Ltd. The Company is cooperating with the investigation. In addition, the NASDAQ has halted trading in the Company’s common stock pending its request for additional information from the Company with respect to these matters and the filing of the restated quarterly reports on Form 10-Q/A for the three months ended March 31, 2010, the six months ended June 30, 2010 and the nine months ended September 30, 2010, and a restated annual report on Form 10-K/A for the year ended December 31, 2010. The SEC may take enforcement action against the Company and the NASDAQ may seek to delist the Company’s stock. The market price of our common stock has declined and because of these events, investor perceptions of our company may suffer, and this could cause a further decline in the market price of our stock. If we are unable to remediate the material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. In addition, we may identify additional material weaknesses in the future. Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

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

China Natural Gas, Inc.

February , 2012	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

February , 2012	By:	/s/ Bode Xu
Bode Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)

