Form 10-Q/A
period 2011-06-30
China Natural Gas, Inc.
filed 2012-02-29
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No.1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends the Quarterly Report of China Natural Gas, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2011, originally filed on August 8, 2011 (the “Original Filing”).

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

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Natural gas	$22,285,730	$16,221,003	$42,633,560	31,704,632
Gasoline	1,974,377	2,033,840	3,281,550	3,502,656
Installation and others	3,053,062	2,880,756	5,506,167	5,295,134
	27,313,169	21,135,599	51,421,277	40,502,422

Cost of revenues
Natural gas	12,870,450	8,357,990	24,969,900	16,222,644
Gasoline	1,902,709	1,910,294	3,127,433	3,277,572
Installation and others	1,308,916	1,251,783	2,372,548	2,291,706
	16,082,075	11,520,067	30,469,881	21,791,922

Gross profit	11,231,094	9,615,532	20,951,396	18,710,500

Operating expenses
Selling	4,041,412	3,054,992	7,621,333	5,946,782
General and administrative	1,851,785	1,913,866	4,762,756	3,731,522
	5,893,197	4,968,858	12,384,089	9,678,304

Income from operations	5,337,897	4,646,674	8,567,307	9,032,196

Non-operating income (expense):
Interest income	9,273	260,021	15,920	349,387
Interest expense	-	-	(4,666)	-
Other (expense) income, net	(9,091)	(3,031)	87,865	43,538
Change in fair value of warrants	123,630	665,115	239,810	1,058,183
Foreign currency exchange loss	(4,006)	(34,665)	(7,048)	(42,775
	119,806	887,440	331,881	1,408,333

Income before income tax	5,457,703	5,534,114	8,899,188	10,440,529

Provision for income tax	1,064,018	973,611	2,019,671	1,884,756

Net income	4,393,685	4,560,503	6,879,517	8,555,773

Other comprehensive income
Foreign currency translation gain	2,993,637	797,858	4,442,292	759,004
Comprehensive income	$7,387,322	$5,358,361	$11,321,809	$9,314,777

Weighted average shares outstanding
Basic	21,428,265	21,246,771	21,375,085	21,215,337
Diluted	21,428,265	21,582,662	21,377,407	21,619,989

Earnings per share
Basic	$0.21	$0.21	$0.32	0.40
Diluted	$0.21	$0.21	$0.32	0.40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

Net income	$6,879,517	$8,555,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,744,657	3,070,705
Provision for doubtful accounts	20,810	42,390
Stock-based compensation	228,711	867,096
Change in fair value of warrants	(239,810)	(1,058,183)
Change in assets and liabilities:
Accounts receivable	(866,852)	76,830
Other receivables	(118,999)	658,742
Employee advances	2,796	50,142
Inventories	(712,617)	3,008
Advances to suppliers	(381,947)	(782,495)
Prepaid expense and other current assets	(548,647)	(2,594,001)
Accounts payable and accrued liabilities	992,566	1,455,262
Other payables	-	15,266
Unearned revenue	3,367,774	459,057
Accrued interest	363,701	(79,987)
Taxes payable	(7,632)	141,433
Net cash provided by operating activities	12,724,028	10,881,038

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for acquisition of property and equipment	(5,723,603)	(6,260,885)
Loans to related party	-	(9,858,240)
Loans to third party	-	(4,401,000)
Repayment of loans receivable – related party	-	9,858,240
Repayment of loans receivable – third parties	-	4,694,380
Additions to construction in progress	(5,232,444)	(14,317,621)
Prepayment on long-term assets	(3,499,321)	(6,520,371)
Payment for acquisition of business	-	(3,637,912)
Return of acquisition deposit	-	1,613,590
Payment for intangible assets	(141,129)	(4,869,242)
Payment for land use rights	-	(1,147,360)

Net cash used in investing activities	(14,596,497)	(34,846,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	670,075	676,201
Proceeds from short-term debt and other payable, related parties	3,085,445	-
Proceeds from long-term debt	-	17,602,800

Net cash provided by financing activities	3,755,520	18,279,001

Effect of exchange rate changes on cash and cash equivalents	292,245	114,998

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	2,175,296	(5,571,384)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,046,249	48,177,794

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,221,545	$42,606,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest	$1,700,611	$1,288,328
Income taxes paid	$2,062,496	$2,030,575

Non-cash transactions for investing and financing activities:
Construction material transferred to construction in progress	$5,346,835	$-
Construction in progress transferred to property and equipment	$12,781,821	$4,107,320
Advances to suppliers transferred to construction in process	$7,480,412	$1,678,940

Other assets transferred to construction in progress	$640,767	$-
Capitalized interest - amortization of discount of notes payable and issuance cost	$2,091,230	$1,777,516

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

Note 2 - Restatement of Previously Reported Consolidated Financial Statement

The Company is hereby restating its quarterly consolidated financial statements as of June 30, 2011, originally filed on August 8, 2011 (the “Original Filing”), to make appropriate disclosure of the related party transaction nature of certain unauthorized loan made by the Company, and reclassify the loan into appropriate account in the consolidated financial statements and revise the description in the notes to such financial statements.

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

The Company’s Board of Directors made a decision to restate the consolidated financial statements upon the recommendation of the Audit Committee and management. The general nature and scope of the adjustments are summarized as follows:

(1)	Disclosure of related party transaction nature and reclassification of loans receivable ——Xi’an Demaoxing Real Estate Co., Ltd. (“Demaoxing”) was formed in November 2007 by relatives of Mr. Qinan Ji, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors (the “Demaoxing Promoters”). In January 2010, Shaanxi Xilan Natural Gas Equipment Co., Ltd. (“SXNGE”), one of the Company’s major subsidiaries, extended a loan of US$9,858,240 to Ms. Taoxiang Wang (the “Wang Loan”), who obtained a 40% ownership interest in Demaoxing on January 21, 2010. Ms. Taoxiang Wang used her 40% ownership interest in Demaoxing and its assets as collateral for the Wang Loan. On January 21, 2010, the Demaoxing Promoters also transferred 30% of their ownership interests in Demaoxing to Shaanxi Rongxin Real Estate Co., Ltd. (“Rongxin”). On January 26, 2010, the Wang Loan funds were remitted by SXNGE to an account of Demaoxing. The Board of Directors has determined that the Demaoxing Promoters retained indirect beneficial interests in Demaoxing after transferring their ownership interests and thus the Wang Loan was a related party transaction. The Company herein makes appropriate disclosures of the related party transaction nature of the Wang Loan and reclassifies the Wang Loan from Loans Receivable to Loans Receivable – Related Party throughout its quarterly consolidated financial statements for the period ended June 30, 2011.

In the statement of cash flows for the six months ended June 30, 2011, the following reclassification is made to the amounts for the three months ended June 30, 2010:

(1)	The item Loans to Third Parties of $14,259,240 is reclassified into two items, which are Loans to Related Party of $9,858,240 and Loans to Third Party of $4,401,000, respectively.

(2)	The item Repayment of loans receivable of $14,552,620 is reclassified into two items, which are Repayment of loans receivable – related party of $9,858,240 and Repayment of loans receivable – third party of $4,694,380, respectively.

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

The following are the details of the inventories:

	June 30,	December 31,
	2011	2010
Materials and supplies	$1,498,114	$524,934
Finished goods	268,391	290,950
	$1,766,505	$815,884

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

The financial position of the JV is summarized below:

	June 30,	December 31,
	2011	2010
Current assets	$3,157,143	$3,095,918
Total assets	$3,157,143	$3,095,918
Equity	$3,157,143	$3,095,918
Total liabilities and equity	$3,157,143	$3,095,918

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

	June 30,	December 31,
	2011	2010

Office equipment	$690,785	$580,688
Operating equipment	85,657,615	71,163,466
Vehicles	3,529,511	3,308,624
Buildings and improvements	28,413,751	27,861,655
Property and equipment	118,291,662	102,914,433
Less accumulated depreciation	(24,307,931)	(20,145,262)
Property and equipment, net	$93,983,731	$82,769,171

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

					Expected	Estimated
Project		June 30,		Commencement	completion	additional cost to
Description	Location	2011		date	date	complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$68,381,781	(1)	December 2006	July 2011(2)	$321,951	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	43,091,458	(4)	December 2006	December 2015	199,610,151	(5)
Sa Pu Mother Station	Henan Province, PRC	979,152		July 2008	June 2013	6,300,000
International Port(6)	International Port District, Xi’an, PRC	5,271,309		May 2009	December 2020	299,400,000
Other Construction in Progress Costs	PRC	8,984,695		Various	Various	9,900,000
		$126,708,395				$515,532,102

				Expected	Estimated
		December 31,	Commencement	completion	additional cost to
Project Description	Location	2010	date	date	complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$65,309,335	December 2006	July 2011	$1,760,278
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	35,860,914	December 2006	December 2015	206,840,695
Sa Pu Mother Station	Henan Province, PRC	925,328	July 2008	Various	6,300,000
International port)	International Port District, Xi’an, PRC	5,440,515	May 2009	December 2020	299,400,000
Other Construction in Progress Costs	PRC	9,033,779	Various	Various	9,447,266
		$116,569,871			$523,748,239

(1)	Includes $59,039,941 of construction cost and $9,341,840 of capitalized interest for Phase I of the LNG project.

(2)	The Company completed the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipments imported by the Company and the increased international shipment time for ordered equipments.

(3)	Includes costs the Company expected to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.7million for the construction of Phase I of the LNG project exceeded the amount originally anticipated by the Company. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which the Company believes resulted from the energy resource exploration activities in nearby areas.

(4)	Includes $37,204,605 of construction cost and $5,886,853 of capitalized interest for Phases II and III of the LNG project.

(5)	This amount reflects the estimated costs of Phases II and III of the LNG project from June 30, 2011 to December 31, 2015, including an estimated $181.6 million of construction cost and $18 million of capitalized interest. Such costs may be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)	Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $299,400,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $5,476,379 invested as of June 30, 2011 or transfer the construction-in-progress assets.

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

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions:

	June 30,	December 31,
	2011	2010
Annual dividend yield	-	–
Expected life (years)	1.33	1.59
Risk-free interest rate	0.27%	0.48%
Expected volatility	56.52%	90%

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

	For the six
	months ended	Year ended,
	June 30,	December 31,
Valuation allowance	2011	2010
Balance, beginning of period	$759,872	$917,754
Increase (decrease)	1,734,571	(157,882)
Balance, end of period	$2,494,443	$759,872

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

Note 4 – Other Assets

Other Assets consisted of the following:

	June 30,	December 31,
	2011	2010
Prepaid rent – natural gas stations	$2,370,696	$2,317,270
Goodwill	618,928	606,924
Prepayment for acquiring land use right	4,517,240	3,822,840
Advances on purchasing equipment and construction in progress	5,724,983	3,358,008
Refundable security deposits	2,675,879	2,654,379
Intangible assets	7,225,278	7,046,954
	$23,133,004	$19,806,375

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

Intangible assets	Estimated useful lives
Land use rights	30 years

Intangible assets also include the operating rights acquired in the acquisition of four natural gas stations, and consisted of the following:

	June 30,	December 31,
	2011	2010
Operating rights	$5,132,064	$5,032,541
Land use rights	2,093,214	2,014,413
	$7,225,278	$7,046,954

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

	Repayment	Repayment
	Percentage	Amount
March 5, 2012	25%	$4,641,000
March 5, 2013	25%	4,641,000
March 5, 2014	25%	4,641,000
December 5, 2014	25%	4,641,000
		$18,564,000

Note 7 – Warrants

No warrants were granted, forfeited or exercised during the three and six months ended June 30, 2011.

The following is a summary of warrants outstanding and exercisable as of June 30, 2011:

Warrants Outstanding and Exercisable
		Average
		Remaining
Exercise Price	Number	Contractual Life
$14.86	383,654	1.33
$7.37	1,450,000	3.58
	1,833,654

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

Note 9 – Stockholders' Equity

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

For the three months ended June 30, 2011, 31,900 options were granted.

The following is a summary of the stock option activity:

			Weighted
	Options	Warrants	Average	Aggregate
	Outstanding	Exercisable	Exercise Price	Intrinsic Value
Outstanding, December 31, 2010	359,300	2,750	$4.90	$219,173
Granted	31,900
Forfeited	36,000
Exercised	136,750
Outstanding, June 30, 2011	218,450	3,750	$4.90	$-

The following is a summary of the status of stock options outstanding and exercisable as of June 30, 2011:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Exercise Price	Number	Contractual Life	Exercise Price	Number	Contractual Life
$4.90	218,450	3.75 years	$4.90	3,750	3.75 years

Note 10 – Earnings per Share

The following is a calculation of basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,		June 30,
Basic earnings per share	2011	2010	2011	2010
Net income	$4,393,685	$4,560,503	$6,879,517	$8,555,773

Weighted shares outstanding-Basic	21,428,265	21,246,771	21,375,085	21,215,337

Earnings per share-Basic	$0.21	$0.21	$0.32	$0.40

Diluted earnings per share

Net income	$4,393,685	$4,560,503	$6,879,517	$8,555,773

Weighted shares outstanding-Basic	21,428,265	21,246,771	21,375,085	21,215,337
Effect of diluted securities-Warrants		137,044		287,917
Effect of diluted securities-Options		198,847	2,322	116,734
Weighted shares outstanding-Diluted	21,428,265	21,582,662	21,377,407	21,619,988

Earnings per share –Diluted	$0.21	$0.21	$0.32	$0.40

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements ..

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

Net cash used in investing activities decreased from $34,846,421 for the six months ended June 30, 2010 to $14,596,497 for the comparable period in 2011. The decrease was primarily due to a lack of business acquisitions for the six months ended June 30, 2011 and the decrease in payment for intangible assets, in addition to investments in construction in progress for the JBLNG project being greatly reduced, as the investments for phase I of this project had been mostly completed by the end of 2010, and because no loan was made by the Company to others in the three months ended June 30, 2011. The Company loaned $9,858,240 to a related party, or the Wang Loan, and $4,401,000 to a non-related party at an annual rate of 5.84%, or the Juntai Loan, during the first quarter of 2010.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the three months ended June 30, 2011, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the three months ended June 30, 2011:

●	The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

●	The Company entered into a related party transaction without appropriate authorization and failed to correctly disclose the Wang Loan as a related party transaction.

●	The Company failed to communicate to the Board of Directors of the Wang Loan and the Juntai Loan and entered into the Loans without approval of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in the Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 Annual Report on Form 10-K, other than as set forth below. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the 2010 Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

