Form 10-Q/A
period 2011-09-30
China Natural Gas, Inc.
filed 2012-02-29
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends the Quarterly Report of China Natural Gas, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2011, originally filed on November 14, 2011 (the “Original Filing”).

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)

Testing Goodwill for Impairment” (“ASU 2011-08”). Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance will be effective for the years beginning after December 15, 2011. Management does not expect the adoption of this standard to have a significant effect on the Company’s condensed consolidated financial position or results of operations.

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

Cost of Revenue

The following table sets forth a breakdown of our costs of revenue for the periods indicated:

	Three Months Ended		Increase (decrease) in	Increase
	September 30, 2011	September 30, 2010	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$10,955,337	$8,393,038	$2,562,299	30.5%

Natural gas from pipelines	1,264,861	1,511,227	(246,366)	(16.3)%

Liquefied natural gas	7,673,445	-	7,673,445	100%

Gasoline	1,461,302	1,798,825	(337,523)	(18.8)%

Installation	1,044,178	992,319	51,859	5.2%

Automobile conversion	319,328	241,870	77,458	32.0%

	$22,718,451	$12,937,279	$9,781,172	75.6%

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

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Three Months Ended		Increase	Increase (decrease)
	September 30, 2011	September 30, 2010	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$8,770,815	$7,304,880	$1,465,935	20.1%

Natural gas from pipelines	391,188	627,033	(235,845)	(37.6)%

Liquefied natural gas	3,169,835	-	3,169,835	100%

Gasoline	47,355	105,532	(58,177)	(55.1)%

Installation	1,602,571	1,207,261	395,310	32.7%

Automobile conversion	197,160	144,489	52,671	36.5%

	$14,178,924	$9,389,195	$4,789,729	51.0%

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

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Nine months Ended
	September 30, 2011	September 30, 2010	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$58,255,556	$45,817,828	$12,437,728	27.1%

Natural gas from pipelines	5,760,205	3,722,982	2,037,223	54.7%

Liquefied natural gas	10,843,280	-	10,843,280	100%

Gasoline	4,790,207	5,407,013	(616,806)	(11.4)%

Installation	7,238,738	6,548,907	689,831	10.5%

Automobile conversion	1,430,666	1,332,166	98,500	7.4%

	$88,318,652	$62,828,896	$25,489,756	40.6%

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

Costs of Revenue

The following table sets forth a breakdown of our costs of revenue for the periods indicated:

	Nine months Ended		Increase (decrease) in	Increase
	September 30, 2011	September 30, 2010	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$32,778,787	$23,512,276	$9,266,511	39.4%

Natural gas from pipelines	4,411,311	2,614,633	1,796,678	68.7%

Liquefied natural gas	7,673,445	-	7,673,445	100%

Gasoline	4,588,735	5,076,397	(487,662)	(9.6)%

Installation	2,847,099	2,715,518	131,581	4.8%

Automobile conversion	888,955	810,377	78,578	9.7%

	$53,188,332	$34,729,201	$18,459,131	53.2%

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

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Nine months Ended		Increase	Increase (decrease)
	September 30, 2011	September 30, 2010	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$25,476,769	$22,305,552	$3,171,217	14.2%

Natural gas from pipelines	1,348,894	1,108,349	240,545	21.7%

Liquefied natural gas	3,169,835	-	3,169,835	100%

Gasoline	201,472	330,616	(129,144)	(39.1)%

Installation	4,391,639	3,833,389	558,250	14.6%

Automobile conversion	541,711	521,789	19,922	3.8%

	$35,130,320	$28,099,695	$7,030,625	25.0%

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

Net cash used in investing activities decreased from $45,698,160 for the nine months ended September 30, 2010 to $15,431,571 for the comparable period in 2011. The decrease was primarily due to the decrease in construction in progress and payment for acquisition of businesses, as the investments for phase I of JBLNG project had been mostly completed by the end of 2010, and because no loan was made by the Company to others in the three months ended September 30, 2011. The Company loaned $9,858,240 to a related party, or the Wang Loan, and $4,401,000 to a non-related party at an annual rate of 5.84%, or the Juntai Loan, during the first quarter of 2010. Additionally we have not made any acquisitions in the nine months ended September 30, 2011.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the three months ended September 30, 2011, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the three months ended September 30, 2011:

•	The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

•	The Company entered into a related party transaction without appropriate authorization and failed to correctly disclose the Wang Loan as a related party transaction.

•	The Company failed to communicate to the Board of Directors of the Wang Loan and the Juntai Loan and entered into the Loans without approval of the Board of Directors.

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

With respect to the above measures, all items except 7 have been completed.

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

