Form 10-K
period 2011-12-31
China Natural Gas, Inc.
filed 2012-04-02
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2011, was $60,871,471. All executive officers, directors and holders of 5% or more of our outstanding common stocks have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 23, 2012 there were 21,458,654 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;

Part III, Item 14, Principal Accountant Fees and Services.

Part I

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Annual Report on Form 10-K (this “Report”) contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing stockholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

ITEM 1. BUSINESS

Overview

We are an integrated natural gas operator in the Peoples’ Republic of China (referred to herein as China or the PRC), primarily involved in the distribution of compressed natural gas, or CNG, through CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of December 31, 2011, we operated 25 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Our VIE owns our CNG fueling stations while we lease the land upon which our CNG fueling stations operate. For the year ended December 31, 2011, we sold 162,752,780 cubic meters of CNG through the fueling stations, compared to169,441,928 cubic meters for the year ended December 31, 2010. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, in Shaanxi Province, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers,

In addition, we have expanded into liquefied natural gas (“LNG”) business and anticipate generating significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011.

We currently operate five main business lines:

•	Distribution and sales of CNG through our VIE-owned CNG fueling stations for hybrid (natural gas/gasoline) powered vehicles (37 stations as of December 31, 2011);

•	Installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 116,790 residential customers as of December 31, 2011;

•	Production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from our LNG business started during the third quarter of 2011, as JBLNG commenced commercial production and sale of LNG on July 16, 2011.

•

Distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (two of our CNG fueling stations sold gasoline as of December 31, 2011); and

•	Conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

We purchase all of the natural gas that we sell and distribute to our customers. We are not directly involved in the mining or production of natural gas and have no plans to do so during 2012. We currently sell our natural gas in three forms: (i) we compress natural gas into CNG and sell it to our customers through CNG fueling stations, (ii) we distribute natural gas through pipelines to commercial and residential customers and (iii) we liquefy natural gas and sell and distribute it to our customers.

On October 24, 2006, our VIE, XXNGC, formed a wholly owned subsidiary, Shaanxi Jingbian Liquefied Natural Gas Co., Ltd., or JBLNG, for the purpose of constructing a liquefied natural gas, or LNG, facility to be located in Jingbian, Shaanxi Province. We estimate an aggregate investment of approximately $68.7 million to construct this facility, which will be funded through the sale of senior notes to Abax Lotus Ltd. (referred to herein as Abax), and our equity financing that was transacted in September 2009, as well as cash flows from our operations. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters per day, or approximately 150 million cubic meters on an annual basis.

We had total revenues of $124,221,526, $89,953,623 and $81,066,118 for the years ended December 31, 2011, 2010 and 2009, respectively.  We had net income of $15,261,932, $17,220,372 and $18,830,787 for the years ended December 31, 2011, 2010 and 2009, respectively. We had total assets of $276,983,808, $247,448,555 and $197,614,516 as of December 31, 2011, 2010 and 2009, respectively.

Our Corporate History and Structure

On June 28, 2011, our VIE, XXNGC, entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”). Pursuant to the Transfer Agreement, XXNGC will acquire a 58.5284% ownership of XTJH for a total purchase price of $1,905,099 (RMB 12,290,964). The effectiveness of the Transfer Agreement is subject to the satisfaction of certain conditions. During the fourth quarter of 2011, the Company paid $976,500 (RMB 6,300,000), and made a payment of $310,000 (RMB 2,000,000) in January 2012, and then on February 29, 2012, the Company made an additional payment of approximately $337,000(RMB 2,142,857), for the purchase of the equity interest in XTJH. Through the acquisition of XTJH, we will have our own fueling station available locally, which will increase our share in the local market. As of December 31, 2011, the transfer of the assets was under progress and the company had not exercised full control over its operations, therefore, the accounts of XTJH are not included in our consolidated financial statements.

During the third quarter of 2010, we completed the acquisition of Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd., or Makou, for a purchase price of $3,648,080 (RMB 24,800,000). Makou owns and operates a CNG compressor station in Hanchuan City, Hubei Province. Natural gas is transferred via high pressure pipelines, compressed on-site and sold on a wholesale basis, delivered by tankers to fueling stations in Hubei Province.

During the second quarter of 2010, XXNGC effectively acquired 100% of assets and operating rights of four natural gas stations in Xi’an, PRC, for a total combined cash consideration of $10,502,490 (RMB 71,300,000), which consists of approximately $5.6 million for plant and equipment and approximately $4.9 million for operating rights.

On December 17, 2009, XXNGC formed Hubei Xilan Natural Gas Co., Ltd., or HBXNGC, as a wholly owned limited liability company in Hubei Province, PRC. HBXNGC was established to construct harbor LNG fueling stations and LNG fueling ships in Hubei, PRC.

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

On October 24, 2006, XXNGC formed JBLNG, a limited liability company organized under the laws of the PRC to administer the production and sales of LNG.

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

The following illustrates our corporate and share ownership structure as of December 31, 2011:

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

Proxy Agreement, dated August 17, 2007, entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand.  Pursuant to the agreement, the XXNGC shareholders irrevocably granted to SXNGE the right to exercise their shareholder voting rights, including attendance at and voting of their shares at shareholders meetings in accordance with the applicable laws and XXNGC’s articles of associations. The agreement is retroactive to March 8, 2006.

Our Products, Services and Customers

CNG and Gasoline Fueling Stations

As of December 31, 2011, our VIE operated 25 CNG fueling stations in the Shaanxi Province and 12 CNG fueling stations in Henan Province. Through these VIE-owned fueling stations, CNG is sold to taxis, buses and private cars that operate with CNG technology. During the year ended December 31, 2011, we purchased natural gas at an average cost of $0.26(RMB1.68) per cubic meter and sold each cubic meter for $0.49(RMB3.13), net of value-added taxes, in Shaanxi Province, and we purchased natural gas at an average cost of $0.29(RMB1.86) per cubic meter and sold each cubic meter for $0.49(RMB3.15), net of value-added taxes, in Henan Province.

We continue to expand the number of our VIE-owned CNG fueling station by constructing new stations as well as acquiring existing stations. We are currently evaluating additional sites for CNG fueling stations in Hubei Province.

Our VIE and its subsidiary, Makou, own three natural gas compressor stations as of December 31, 2011. The first one, Hongqing station, is located in Xi’an City and was acquired in July 2005, near our pipeline network; the second station is located in Xianyang City and was acquired in January 2008; the third station is located in Hanchuan City, Hubei Province and was acquired in the third quarter of 2010. We sold the Changsheng station, which was acquired in September 2008, on May 31, 2010, for a consideration of $1.63 million (RMB 11 million). A compressor station compresses natural gas and allows trucks to transport CNG to fueling stations. We currently have a daily processing capacity of 250,000 cubic meters of CNG.

We began to distribute and sell gasoline during the fourth quarter of 2007 in an effort to support our sales of CNG by attracting more natural gas/gasoline hybrid car owners through providing a one-stop refueling option for such customers. Our gasoline facilities were either installed by us at our existing CNG stations or acquired through our acquisition of CNG fueling stations that have both CNG and gasoline-fueling capability. As of December 31, 2011, we distributed and sold gasoline at two of our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles in Xi'an City. During the year ended December 31, 2011, we purchased gasoline at an average cost of $0.90(RMB5.82) per liter and sold each liter at an average price of $0.94(RMB6.08), net of VAT, in Xi'an City.

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

We believe that we are currently the sole authorized provider of natural gas to residential customers in our service areas and the only non-state-owned company in Shaanxi Province to own and operate this type of high pressure pipeline.

Our Automobile Conversion Sites

We began our automobile conversion business during the second quarter of 2007. Our automobile conversion sites convert gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles. As of December 31, 2011, we have four automobile conversion sites, all of which operate in the Xi'an City area.

Our Liquefied Natural Gas Business

On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. During the year ended December 31, 2011, the average cost of LNG per cubic meter was $0.26(RMB1.70), and we sold each cubic meter at an average price of $0.35(RMB2.27), net of value-added taxes. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Shaanxi Sanxin Energy & Chemical Ltd. and Changsha Ruihua Energy Equipment Ltd. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station initially serves as a working model to showcase the market potential of LNG to future users rather than to generate revenues. As of December 31, 2011, ten LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces.

Our CNG Market

As of December 31, 2011, there were approximately 8,000 buses and 13,800 taxis powered by CNG in Xi’an City, that accounts for approximately 99% of the total number of all buses and taxis in Xi’an City, respectively. According to the PRC Ministry of Science and Technology, each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day (source: PRC Ministry of Science and Technology). Compared to gasoline and diesel, we believe that natural gas, as one kind of vehicular fuel, is cheaper, cleaner and safer. The PRC government’s Clean Energy Policy encourages the use of CNG as a vehicular fuel.

We estimate that each of the CNG fueling stations in Xi’an City, including ours, sold approximately 11,000 cubic meters of CNG on average per day in 2011. As of December 31, 2011, there were 75 CNG fueling stations in Xi’an City and, accordingly, we estimate that in total approximately 825,000 cubic meters of CNG was sold per day during 2011. We believe that there is unmet demand for CNG as vehicular fuel in Xi’an City area.

According to Zhengzhou Evenings, a local newspaper published in Zhengzhou, Henan Province, as of December 31, 2011, there were approximately 5,000 buses and 10,607 taxis powered by CNG in Zhengzhou City, which accounts for approximately 85% of the total number of all buses and taxis in Zhengzhou City, respectively. We estimate that each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day.

We estimate that on average each CNG station in Henan Province sold approximately 11,000 cubic meters of CNG per day in 2011. As of December 31, 2011, there were 46 CNG fueling stations in Henan Province and we estimate that approximately 506,000 cubic meters of CNG was pumped per day during 2011. We believe that there is unmet demand for CNG as vehicular fuel in Henan Province.

According to Xinhua News, the official press agency of the PRC, as of December 31, 2011, there were approximately 2,500 buses and 15,000 taxis powered by CNG in Wuhan City, Hubei Province, which accounts for approximately 35% and 95% of the total number of all buses and taxis in Wuhan City, respectively. We estimate that each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day.

While there are many competitors in the distribution and sale of CNG in China, we believe that we are well positioned in the market through our cooperation with local natural gas suppliers and our operational experience in Shaanxi and Henan Provinces.

Our Pipeline Network Customers

As of December 31, 2011, we had 116,790 customers for our pipeline network, including residential and commercial customers. We continue to expand our customer base in Xi’an City's newly developed business and residential areas including Baqiao, Hongqing and Xihang as well as Lingbao in Henan Province. Our industrial customers, including Xiwei Aluminum Company and Hungtian Company, use natural gas as a raw material for their production process. We are not dependent upon any single customer or group of customers for a material portion of our natural gas sales or revenues.

Our pipeline customers purchase natural gas by prepaid cards that can be inserted into the connection equipment to initiate gas flow.

We entered into agreements with Xi’an International Port Administrative Committee, the Port Committee, and the town of Tangyu, China, in April 2008 and October 2008, respectively, to provide natural gas to local residents and businesses. The international port project is estimated to involve the development of approximately 28 square miles of business district and the investment of up to $30 million over the next several years, based on the Port Committee’s planning schedule. The Tangyu project involves supplying natural gas to potentially 50,000 residential and commercial users at a tourist site undergoing development and expansion. Our agreement with the Port Committee is currently being challenged by Xi'an Municipal Administration Commission for violating an exclusive agreement between the municipal government and Qin Hua Gas Company, one of our major competitors in our pipeline natural gas business. We disagree with the Xi'an Municipal Administration Commission's assessment and are currently in negotiations with it to resolve the issue. We do not anticipate that this event will create a contingent liability for us.

Our LNG Project

In September 2007, we began the construction of an LNG processing and distribution plant in Jingbian, Shaanxi Province, or the LNG Project. We expect the construction of all facilities of Phase I of the LNG plant to be completed by September 2012, and estimate an aggregate investment of approximately $68.7 million for Phase I of the LNG plant, that was funded through the sales of senior notes to Abax and our September 2009 equity financing, as well as cash flows from operations. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. We believe that adding LNG to our product offerings expands our geographic sales footprint and improves our revenues and profitability as well as diversifies sources of our revenue and profit.

Both CNG and LNG are natural gas compressed into canisters for convenient transportation, usually by tankers, to locations of distribution or consumption. Typically, CNG is compressed at 200 kilograms per cubic centimeter and LNG is compressed at up to 625 times atmospheric pressure per normal cubic meter and must be transported at sub-zero temperatures. The costs of compressing and processing LNG is higher than CNG, but LNG can be transported in larger volumes and over longer distances per tanker and the per unit transportation costs are therefore lower than CNG.

We believe we are well positioned in the LNG business because the National Development and Reform Commission, or the NDRC, is no longer approving new LNG projects based on onshore gas fields that involve the processing of domestic natural gas supplies since August 2007.

Suppliers

We purchase our natural gas mainly from four vendors, namely, Petrochina Chang Qing Oil Field Branch, Shaanxi Natural Gas Co. Ltd, Qinshui Lanyan Coal Bed Methane Co., Ltd and Zhongyou Hengran Petrochemical Co., Ltd. Our supply contract with one of our suppliers, Shaanxi Natural Gas Co. Ltd., is renewed on an annual basis. We continued to seek lower-cost sources of supply and did not have commitments for the purchasing volume of natural gas from any suppliers except Qinshui Lanyan. Pursuant to the agreement with Qinshui Lanyan, we would purchase from Qinshui Lanyan a daily volume of approximately 200,000 cubic meters of coal bed gas. Our average procurement price in Henan Province increased from $0.25(RMB 1.69) per cubic meter in 2010 to $0.29(RMB 1.86) per cubic meter in 2011. Two of our major vendors in Henan Province are Qinshui Lanyan Coal Bed Methane Co., Ltd and Zhongyou Hengran Petrochemical Co., Ltd. Our average procurement price in Xi’an City increased from $0.18(RMB 1.23) per cubic meter in 2010 to $0.26(RMB1.68) per cubic meter in 2011. Two of our major vendors in Xi’an City are Petrochina Chang Qing Oil Field Branch and Shaanxi Natural Gas Co. Ltd. We do not anticipate the procurement price to increase materially in 2012.

On October 19, 2006, we received a letter from PetroChina Company Limited, or PetroChina (also known as CNPC), pursuant to which PetroChina agreed in principle to supply up to 150 million cubic meters of natural gas annually to our LNG Project subsidiary subject to the negotiation of a final agreement once our LNG plant is near completion. Once an agreement is signed, the quota of supply of natural gas can be used as long as the agreement is in effect. Pursuant to the above arrangement, we entered into an agreement with CNPC Changqing Oil Field Branch Company, or CNPC Changqing, dated November 25, 2010. The agreement between CNPC Changqing and JBLNG, one of our wholly owned subsidiaries, provided that CNPC Changqing would supply us with natural gas for JBLNG effective through to December 31, 2011, and the agreement would be renewed on an annual basis thereafter. Under the terms of the agreement, we have the option to purchase up to 500,000 cubic meters of natural gas per day, or 150 million cubic meters per year, from CNPC Changqing at a purchase price of $0.21(RMB 1.355) per cubic meter. The agreement was renewed on December 23, 2011, effective through December 31, 2012.

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

Governmental and Environmental Regulation

To date, we have complied with, or are in the process of renewing, all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•     Xi’an Natural Gas Operations License, authorized by the Shaanxi Municipal Management Committee, effective from February 29, 2012 to February 28, 2013.

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

•     Business license to operate Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. effective from October 24, 2006 to October 23, 2036.

•     Business license to operate Henan Xilan Natural Gas Co. Ltd. effective from July 3, 2008 to June 25, 2018.

•     Business license to operate Lingbao Yuxi Natural Gas Co., Ltd. effective from June 13, 2008 to June 12, 2012.

•     Business license to operate Hubei Xilan Natural Gas Co., Ltd., effective from December 17, 2009 to December 16, 2012.

•     Business license to operate Xilan Energy Co., Ltd., effective from October 27, 2011 to October 26, 2012.

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

Employees

As of December 31, 2011, we had 1,063 employees, including 96 in management, 29 in finance and accounting, and 938 in sales and operations. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

Available Information

Our website is http://www.naturalgaschina.com/.  We provide free access to various reports that we file with, or furnish to, the U.S. Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports.  Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov ..

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this Report, including our consolidated financial statements and notes thereto, before deciding to invest in our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect us. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

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

In particular, we have been seriously affected by the slowdown of China’s economy caused in part by the recent global economic crisis in the financial services and credit market, starting late 2007. We believe a number of factors contributed to this slowdown, including appreciation of the Renminbi against the U.S. dollar and the Euro, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the PRC government aimed at preventing the overheating of China’s economy and controlling China’s high level of inflation. The slowdown was further exacerbated by the recent global crisis in the financial services and credit markets that have resulted in extreme volatility and dislocation of the global capital markets.

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

Natural gas sales accounted for 85.5%, 79.3% and 76.8% of our revenue for the years ended December 31, 2011, 2010 and 2009, respectively. However, the prices at which we purchase our natural gas supplies and sell our natural gas products are strictly regulated by the PRC central government, including the NDRC, and the local state price bureaus that have the discretion to set natural gas prices within the boundaries set by the PRC central government. Our results of operations for the periods reviewed have benefited from the natural gas procurement and sale prices set by government authorities. There is no assurance that the government authorities will continue to set natural gas procurement and sale prices at levels that will allow us to improve or even maintain our margins. Increased natural gas prices affect the cost of natural gas to us and will adversely impact our margins in cases where we are unable to pass on the increased costs to our customers. In addition, higher natural gas prices may adversely impact the adoption of CNG and LNG by consumers and have a material and adverse effect on our financial condition and results of operations.

Our competitors and potential competitors may be larger than us and have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them.

We expect to face intense competition in the natural gas industry, including in both the CNG and LNG industries. Our current, and potential, competitors include companies that are part of much larger companies, including state-owned enterprises. These companies are likely to have greater resources than we do, including longer operating history, larger customer base, stronger customer relationships, greater brand or name recognition and greater financial, technical, marketing, relationship and other resources and may be able to use these greater resources to enter into the CNG and LNG industries and gain substantial market share. Competition could result in price reductions, fewer purchases, reduced gross margins and loss of market share. If we are unable to remain competitive, we may not be able to establish our LNG business and enlarge its client base, expand our CNG business into new areas or even maintain our current share of the CNG market in China.

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

Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures, human error and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions, property damage, injury and death. For example, a competitor of ours in Xi'an City providing natural gas to residences experienced an accident resulting in significant property damage, injury and death. CNG fuel tanks, if damaged or improperly maintained, may rupture and the contents of the tank may rapidly decompress and result in death or injury. Also, operation of LNG pumps requires special training and protective equipment because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, causing loss of life, injury and property damage. Improper loading of LNG vehicles can result in venting of methane gas, leading to explosions.

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

Our business depends in part on environmental regulations and programs in China that promote the use of cleaner burning fuels, including natural gas, for vehicles. China has made plans to double the share of natural gas in its total energy consumption from the current 4 per cent to 8 per cent during its 12th Five-Year Plan period (2010 to 2015). In order to meet the demand for natural gas, the PRC government has encouraged private companies to invest in and build the necessary transportation, distribution and sales infrastructure for natural gas. On February 24, 2005, China’s State Council issued an opinion encouraging and supporting private sector businesses to become involved in industries that were previously controlled by state-owned enterprises, including oil and natural gas distribution. In 2007, China's State Development and Reform Commission officially included CNG/gasoline hybrid vehicles in the country's "encouraged development" category. In addition, local governments, including those in Chongqing, Hangzhou, Nanjing, Lanzhou and Dongguan have enacted policies providing subsidies to taxis and buses which covert their gasoline vehicles to CNG/gasoline hybrid vehicles. Any delay, repeal or modification of these regulations or programs that encourage the use of natural gas for vehicles could have a detrimental effect on the PRC natural gas industry, which, in turn, could slow our growth and materially and adversely affect our business.

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

Although a similar business to CNG, our expansion into the LNG business entails different technology and requires us to expand into new markets where permitting, environmental issues, lack of materials and lack of human resources, among other factors, could complicate our ability to operate our LNG processing facility and successfully compete in the LNG segment. In contrast to CNG, the compression and production costs of LNG are higher than CNG due to LNG's more complicated technical process and we may be unable to complete and operate our LNG expansion successfully due to the advanced technology involved in its production and sale. In addition, the construction of the LNG processing facility could also create increased financial exposure through start-up delays, the need for unforeseen repairs and failure to ramp up to full capacity. If the new plant has higher than expected operating costs or is not able to produce the expected amounts of LNG, we may be forced to sell LNG at a price below processing costs and we may make a loss. Additionally, if the quality of LNG produced at the facility does not meet customer specifications, we may be unable to compete with other LNG producers, that would harm our business. As our target market for our LNG expansion is outside Shaanxi and Henan Provinces, there is no assurance that we will be able to establish a strong customer base in our LNG target markets. While we currently also benefit from the NDRC's decision in August 2007 to cease approval of LNG projects based on onshore gas fields that involve the processing of domestic natural gas supplies, there is no assurance that the NDRC will continue such a moratorium and should the NDRC resume such approvals, any expansion of our LNG business may be adversely affected.

We failed to comply with PRC law in our recent contribution of capital to JBLNG and will be subject to possible fines, penalties and administrative actions until the capital contribution is registered in compliance with PRC law.

In August 2008, the board of directors of XXNGC passed a resolution to increase the registered capital of JBLNG to RMB118, 305,000 through the form of intangible asset contributions. In September 2008, JBLNG obtained its updated business license reflecting the increased registered capital. Pursuant to XXNGC's board resolution, China Natural Gas, Inc. transferred its right to use the two licenses it obtained relating to the design of our LNG facility directly to JBLNG as JBLNG's registered capital. However, we are not a shareholder of JBLNG and are therefore not permitted under PRC law to contribute capital to JBLNG. In addition, PRC law does not allow the contribution of capital in the form of an intangible asset, such as the licenses in issue, where the assets are not owned by the contributor. We are restructuring the capital contribution as a cash contribution and revising our LNG licenses so that the licensee is JBLNG and believe that this capital contribution and license restructuring will comply with PRC laws. However, until we have completed this process, the relevant regulatory authorities may impose fines or penalties, or require us to cease the operations of JBLNG, until such time as these defects are remedied. Any such fines, penalties or delay in operations could have a material and adverse effect on our LNG business in terms of our future growth, financial conditions and results of operations.

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

Moreover, we can offer no assurance that the financial information set forth in our filings with the U.S. SEC will be substantially similar to the financial information set forth in the filings that our subsidiaries, our VIE, XXNGC, and XXNGC’s subsidiaries are required to make with the PRC’s States Administration for Industry and Commerce, because the financial information:

•  we are required to include in our filings with the U.S. SEC financial statements prepared in accordance with U.S. GAAP, whereas the financial information that our subsidiaries, XXNGC and XXNGC’s subsidiaries are required to include in their filings with the PRC’s State Administration for Industry and Commerce financial statements that are prepared in accordance with PRC GAAP;

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

Should any natural catastrophes such as earthquakes, floods or any acts of terrorism occur in Shaanxi, Henan, or Hubei Provinces, where our primary operations are located and most of our employees are based, or elsewhere, we might suffer not only significant property damage, but also loss of revenues due to interruptions in our business operations. In addition, the provision of our services depends on the continuing operation of our natural gas pipelines and fueling stations, which are also vulnerable to damage or interruption from natural catastrophes such as earthquakes and acts of terrorism.

The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial conditions. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Qinan Ji, our Chairman of the Board, has played an important role in the growth and development of our business since its inception, and a loss of his services in the future could severely disrupt our business and negatively affect investor confidence in us, which may also cause the market price of our common stock to go down.

Qinan Ji, our Chairman of the Board, has played an important role in the growth and development of our business since its inception. To date, we have relied heavily on Mr. Ji’s expertise in, and familiarity with, our business operations, his relationships within the natural gas industry, including with our suppliers, and his reputation and experience. In addition, Mr. Ji continues to be primarily responsible for formulating our overall business strategies and spearheading the growth of our operations. If Mr. Ji were unable or unwilling to continue in his present positions, we may not be able to easily replace him and may incur additional expenses to identify and train his successor. In addition, if Mr. Ji were to join a competitor or form a competing business, it could severely disrupt our business and negatively affect our financial conditions and results of operations. Although Mr. Ji is subject to certain non-competition restrictions during and after termination of his employment with us, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC laws. Moreover, even if the departure of Mr. Ji from our company would not have any actual impact on our operations and the growth of our business, it could create the perception among investors or the marketplace that his departure could severely damage our business and operations and could negatively affect investor confidence in us, which may cause the market price of our common stock to go down. We do not maintain key executive insurance for Mr. Ji.

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

As part of our business development, we have historically acquired and may continue to acquire assets which were previously state-owned. In particular, XXNGC, our main operating company and VIE, was previously a state-owned enterprise. XXNGC was acquired in 2004 by Xi'an Sunway Technology Industry Co., Ltd., or Sunway, a company in which our chairman of the Board, Mr. Ji, is a shareholder, and privatized after acquisition. Mr. Ji subsequently acquired XXNGC in October 2005. The acquisition of XXNGC by Sunway was approved by Xi'an Municipal Administration Committee. However, the acquisition price Sunway paid to acquire XXNGC was not evaluated by licensed appraisers. Under PRC laws, the transfer of state-owned assets is subject to strict procedures and approvals, including the requirement that the transfer price must be evaluated by licensed appraisers. If a previous transferor of state-owned assets failed to comply with relevant PRC laws, the transfer of the state-owned assets may be reversed by the government or fines may be levied. In such circumstances, we will have a legal right to recover our investment in the assets, but we may not be able to exercise this right and recover such investment from the relevant parties, that could result in a loss of revenues and a significant increase in operating costs. In addition, because XXNGC is our main operating company, any reversal of the transfer of XXNGC would have a material adverse effect on our business, financial conditions and result of operations.

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

We have requested our shareholders and beneficial owners who are PRC residents to make the necessary applications and filings as required under these regulations and under any implementation rules or approval practices that may be established under these regulations. We believe our PRC resident shareholders, including Mr. Ji, our chairman of the Board, have already completed the registration process. However, as a result of the recent enactment of the regulations, lack of implementation rules and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. There is a risk that not all of our shareholders and beneficial owners who are PRC residents will in the future comply with our request to make or obtain any applicable registration or approvals required by these regulations or other related legislation. The failure or inability of our PRC resident shareholders and beneficial owners to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategies and business operations and our ability to distribute profits to you could be materially and adversely affected.

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

If China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that its approval was required in connection with our prior offering in 2009, we may become subject to penalties.

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

Because of the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities. The SEC has commenced an investigation into the matters surrounding the Wang Loan and the acquisition of Lingbao Yuxi Natural Gas Co., Ltd. The Company has been cooperating with the investigation. The Company has restated quarterly reports on Form 10-Q/A for the three months ended March 31, 2010, six months ended June 30, 2010 and the nine months ended September 30, 2010 and the annual report on Form 10-K/A for the year ended December 31, 2010, and quarterly reports on Form 10-Q/A for the three months ended March 31, 2011, six months ended June 30, 2011 and the nine months ended September 30, 2011, regarding the above matters. In addition, NASDAQ has delisted the Company’s common stock and, as a result, the Company’s common stock is now quoted on the OTC Markets. The SEC may take enforcement action against the Company. The market price of our common stock has declined and because of these events, investor perceptions of the Company may suffer, and this could cause a further decline in the market price of our stock. If we are unable to remediate the material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. In addition, we may identify additional material weaknesses in the future. Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

Qinan Ji, our chairman of the Board, beneficially owns a significant percentage of our outstanding common stock and, as a result, he has significantly greater influence over us and our corporate actions related to our public shareholders and his interests may not be aligned with the interests of other shareholders.

As of December 31, 2011, our co-founder and chairman of the Board, Mr. Ji, beneficially owned 3,002,299 shares of common stock or approximately14.0% of our outstanding shares of common stock. Mr. Ji is an affiliate as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, due to the large size of his shareholding in us and his positions with us as our chairman. Rule 144 defines an affiliate of a company as a person that, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, our company. Mr. Ji has, and may continue to have, significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may not act in the best interests of our other shareholders. In addition, without the consent of Mr. Ji, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

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

Item 1B. Unresolved Staff Comments

We have received certain comment letters from the SEC Staff with respect to our Annual Report on Form 10-K for the year ended December 31, 2009 (the "2009 Form 10-K"), to which we have responded. The last comment letter from the SEC Staff, with our follow-up response, relates to Part III of the 2009 Form 10-K.  We have prepared a proposed Amendment No. 3 to the 2009 Form 10-K that amends and restates Part III ("Proposed Amendment No. 3"), and filed it on Form 10-K/A on June 14, 2011.

ITEM 2. PROPERTIES

Our principal executive offices are located at 19th Floor, Building B, Van Metropolis, No. 35 Tangyan Road, Hi-Tech Zone, Xi’an, 710065, Shaanxi Province, PRC. Our property consists of approximately 1,621 square meters of office space, the annual rent for which is $128,374.

We have additional properties located in Lantian County, the districts of Baqiao, Lintong and Gaoxin in the city of Xi’an, and the cities of Jiyuan, Kaifung and Pindingshan, in Henan Province. We own a 120km high-pressure underground pipeline network and two citygate stations (terminals) with accompanying buildings and equipment. We lease the main office building where we are headquartered and all of our CNG fueling station sites. In order to secure sufficient CNG supply, our VIE also own three mother stations in Shaanxi and Hubei Province to support our stations. As of December 31, 2011, our VIE owned and operated 25 CNG fueling stations in Shaanxi province and 12 CNG fueling stations in Henan Province.

As of December 31, 2011, our VIE owned 6 trucks and 15 tankers that were used to transport natural gas.

In December, 2009, XXNGC formed a wholly owned subsidiary, Hubei Xilan Natural Gas, Co., that maintains an office in the No. 478 of Hongneng Mansion, Jianshe Avenue, Jianghan District, Wuhan City, Hubei Province, China. The office is approximately 900 square meters in area, with annual rental payment of $39,060.

In October 2008, we acquired Lingbao Yuxi Natural Gas, Co., Ltd. through Xi’an Xilan Natural Gas Co., Ltd. Lingbao Yuxi Natural Gas maintains an office located at Changan Rd. W, Lingbao, Henan Province, with annual rent of approximately $6,200.

In August 2008, we purchased a 531.72-square-meter property in Beijing as office space for local operations in Beijing.

In May 27, 2008, we purchased a 412.10-square-meter property in Zhengzhou, Henan Province as office space for the local operations in Henan Province.

On February 29, 2008, we entered into a 62-month lease agreement in connection with an office located on the 22nd Floor, 370 Lexington Avenue, New York, New York. The monthly rent of this office in 2011 was $7,028.

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

On August 12, 2011, the Court entered an order appointing Robert Skeway, an individual investor, as lead plaintiff and approving his selection of lead counsel. Lead plaintiff and Raimundo Jo-Fung, another individual investor, who together seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 10, 2010 and September 21, 2011, filed an amended complaint on October 11, 2011. On December 12, 2011, we filed a motion to dismiss. Plaintiff’s counsel filed its opposition to the motion to dismiss on March 2, 2012. We have until April 16, 2012 to file our reply brief with the court.

b)

On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc., as defendants (C.A. No. 12-0048-SLR) (the “Constituent Actions”).  The Constituent Actions allege, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans.  The Constituent Actions were consolidated on February 14, 2012 and bear the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery.

c)

On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the Constituent Actions.  This case has not yet been consolidated with the Constituent Actions, although we believe consolidation will occur soon.

We intend to defend these cases vigorously.  We currently cannot estimate the outcome of these matters as of the date of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to June 5, 2009, our common stock was quoted on the Over-the-Count Bulletin Board (“OTCBB”) under the symbol “CHNG.” On June 5, 2009, we terminated our listing on OTCBB and listed our common stock on NASDAQ Global Market also under the symbol “CHNG.” On November 9, 2011, we received a delisting notice from The NASDAQ Stock Market LLC (“Nasdaq”) in which the Nasdaq Staff stated that it has determined to exercise its discretionary authority under Listing Rule 5101 and delist the Company’s securities. We then filed an appeal of Nasdaq’s decision to delist us to a Nasdaq Hearing Panel. On March 6, 2012, we received a letter from Nasdaq indicating that the Nasdaq Hearings Panel has determined to deny the Company’s appeal for continued listing on Nasdaq. As a result, trading of the Company’s common stock was suspended at the open of business on March 8, 2012, and our common stock was quoted on the OTC Markets as of that date.

The following table sets forth, for the indicated periods, the high and low sales prices for our common stock, as reported on NASDAQ and OTC Markets, for the years ended December 31, 2011 and 2010, respectively. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2011:
Fourth Quarter	$1.93	$1.93
Third Quarter (trading was halted on September 21, 2011)	$3.95	$1.90
Second Quarter	$6.10	$2.44
First Quarter	$6.27	$5.00
FISCAL YEAR ENDED DECEMBER 31, 2010:
Fourth Quarter	$7.13	$4.9
Third Quarter	$8.38	$4.63
Second Quarter	$10.19	$6.45
First Quarter	$12.57	$8.8

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among China Natural Gas, Inc., the S&P Smallcap 600 Index

and the S&P Gas Utilities Index

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11

China Natural Gas, Inc.	100.00	219.05	95.24	176.51	87.46	30.63
S&P Smallcap 600	100.00	98.78	67.18	83.15	103.93	103.76
S&P Gas Utilities	100.00	124.92	82.64	108.02	129.79	180.71

Shareholders’ return on the common stock for the past five years are shown as follows

	2011	2010	2009	2008	2007
Return on equity	8.5%	11.0%	17.5%	24.7%	23.7%

Holders

As of March 23, 2012, there were approximately 24 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2011.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-K. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and the Consolidated Balance Sheet Data as of December 31, 2011 and 2010 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and the Consolidated Balance Sheet Data as of December 31, 2009, 2008 and 2007 are derived from our Consolidated Financial Statements, that are not included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS:

Revenues
Natural gas	$106,178,398	$71,367,502	$62,236,342	$55,746,893	$28,278,033
Gasoline	5,998,022	7,522,412	6,384,172	4,616,052	38,486
Installation and others	12,045,106	11,063,709	12,445,604	7,357,714	7,075,534
	124,221,526	89,953,623	81,066,118	67,720,659	35,392,053

Cost of revenues
Natural gas	65,062,505	38,651,298	29,478,854	27,234,508	14,838,997
Gasoline	5,756,960	7,050,003	5,993,207	4,277,458	34,747
Installation and others	5,183,985	4,838,858	5,432,978	3,469,671	3,151,331
	76,003,450	50,540,159	40,905,039	34,981,637	18,025,075

Gross profit	48,218,076	39,413,464	40,161,079	32,739,022	17,366,978

Operating expenses
Selling	17,377,703	13,254,923	10,607,596	7,651,948	3,451,161
General and administrative	9,984,565	7,131,543	4,500,676	4,024,882	2,837,768
	27,362,268	20,386,466	15,108,272	11,676,830	6,288,929

Income from operations	20,855,808	19,026,998	25,052,807	21,062,192	11,078,049

Interest income	42,290	418,763	125,287	209,502	70,697
Interest expense	(771,916)	-	(747,172)	(2,228,244)	-
Other income (expense), net	126,100	(134,817)	(186,805)	111,859	31,976
Change in fair value of warrants	252,062	1,793,572	(1,031,330)
Foreign currency exchange loss	(430,723)	(88,613)	(69,077)	(397,299)	(150,729)
	(782,187)	1,985,905	(1,909,097)	(2,304,182)	(48,056)

Income before income tax	20,073,621	21,012,903	23,143,710	18,758,010	11,029,993

Provision for income tax	4,811,689	3,792,531	4,312,923	3,567,642	1,913,923
Net income	15,261,932	17,220,372	18,830,787	15,190,368	9,116,070

Other comprehensive income
Foreign currency translation gain	4,150,348	6,953,126	52,959	5,184,035	2,637,573
Comprehensive income	$19,412,280	$24,173,498	$18,883,746	$20,374,403	$11,753,643

Weighted average shares outstanding
Basic	21,418,389	21,268,972	16,624,294	14,600,154	13,100,340
Diluted	21,418,389	21,430,867	16,830,907	14,645,070	13,150,901

Earnings per share
Basic	$0.71	$0.81	$1.13	$1.04	$0.70
Diluted	$0.71	$0.80	$1.12	$1.04	$0.69

BALANCE SHEETS DATA
(at end of year):

PROPERTY AND EQUIPMENT, net	$174,097,754	$82,769,171	$72,713,012	$76,028,272	$32,291,995
Working capital	$(7,775,122)	$12,478,142	$46,661,041	$4,989,448	$13,581,900
TOTAL ASSETS	$276,983,808	$247,448,555	$197,614,516	$118,262,291	$53,289,998
Long-term liabilities	$54,055,151	$64,020,429	$46,837,925	$42,021,605	$-
Stockholders ’ equity	$190,757,311,	$170,047,296	$144,113,272	$71,648,421	$51,207,314

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, as amended by Public Law 104-67. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond our ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, where we discuss many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements.

All such forward-looking statements speak only as of the date of this Annual Report. We are under no obligation to, nor do we intend to, release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are an integrated natural gas operator in the People’s Republic of China (referred to herein as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of December 31, 2011, our VIE owned and operated 37 CNG fueling stations, including 25 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the year ended December 31, 2011, we sold 162,752,780 cubic meters of CNG through our fueling stations, compared to 169,441,928 cubic meters for the year ended December 31, 2010. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into liquefied natural gas (“LNG”) business and anticipate generating significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011. As of December 31, 2011, we had begun construction of ten LNG fueling stations in Shaanxi and Henan Provinces.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

•	continue to grow our LNG business through the ongoing construction of JBLNG and through the construction of LNG fueling stations in Shaanxi, Henan and Hubei Provinces;
•	capitalize on the opportunities arising from the busy shipping activities on the Yangtze River by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations along the course of the Yangtze River, as well as continued development of conversion technologies and operations to modify river vessels to run on a mixture of LNG and diesel; and

•	continue to expand our CNG business into Hubei Province by acquiring existing stations. We are currently evaluating additional sites for CNG fueling stations in Hubei Province.

For additional information regarding these growth initiatives, please see “Recent Developments” below.

Current Operations

We currently operate five main business lines:

•	distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles. As of December 31, 2011, our VIE owned and operated 37 fueling stations in total;

•	installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 116,790 residential customers as of December 31, 2011;

•	production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from commercial production and sales of LNG started on July 16, 2011.

•	distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (two of our VIE-owned CNG fueling stations were selling gasoline as of December 31, 2011); and

•	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

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

We had total revenues of $124,221,526, $89,953,623 and $81,066,118 for the years ended December 31, 2011, 2010 and 2009, respectively. We had net income of $15,261,932, $17,220,372 and $18,830,787 for the years ended December 31, 2011, 2010 and 2009, respectively.

Recent Developments

LNG Business

As of December 31, 2011, we had invested $68.6 million in Phase I of the LNG project located in Jingbian Country, Shaanxi Province and expected to invest approximately an additional $0.38 million to satisfy installment payments to contractors. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Shaanxi Sanxin Energy & Chemical Ltd. and Changsha Ruihua Energy Equipment Ltd. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

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

In addition, as of December 31, 2011, we had invested $43.58 million for the construction of phases II and III of Jingbian LNG plant. We estimate that a further aggregate investment of $198.6 million will need to be made through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant is December 2015.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station initially serves as a working model to showcase the market potential of LNG to future users rather than to generate revenues. As of December 31, 2011, ten LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces.

Hubei Province and Yangtze River

As of December 31, 2011, we had made certain progress in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. We are currently going through necessary procedures to prepare for the building of these LNG stations.

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

On June 28, 2011, our VIE, XXNGC, entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”). Pursuant to the Transfer Agreement, XXNGC will acquire a 58.5284% ownership of XTJH for a total purchase price of approximately $1,905,099 (RMB 12,290,964). The effectiveness of the Transfer Agreement is subject to the satisfaction of certain conditions. During the fourth quarter of 2011, the Company paid $976,500 (RMB 6,300,000), and made a payment of $310,000 (RMB 2,000,000) in January 2012, and then on February 29, 2012, the Company paid an additional payment of approximately $337,000(RMB 2,142,857), for the purchase of the equity interest in XTJH. Through the acquisition of XTJH, we will have our own fueling station available locally, which will increase our revenue and share in the local market. As of December 31, 2011, the transfer of the assets was under progress and the company had not exercised full control over its operations, therefore, the accounts of XTJH are not included in our consolidated financial statements.

As of December 31, 2011, we also engaged in developing market demand for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions, and in October, 2011, we closed another CNG fueling station in Shaanxi Province because the district will be demolished for urban redevelopment. As a result, as of December 31, 2011, XXNGC operated 25 CNG fueling stations in Shaanxi Province and 12 CNG fueling stations in Henan Province. Four gasoline fueling stations were closed in November and December 2010, due to changes in market conditions in their respective local areas. During the first quarter of 2011, we reopened one of the previously closed gasoline fueling stations and during the second quarter of 2011, we closed another station. During the fourth quarter of 2011, we closed another two of our gasoline fueling stations due to changes in market situations. As of December 31, 2011, we operated two gasoline fueling stations.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG business.  As of December 31, 2011, we operated 37 CNG fueling stations in total, with 25 CNG fueling stations in Shaanxi Province alone, therefore maintaining a stable and significant presence in these vital market regions. Upon the successful completion of the acquisition of XTJH, we will have our own fueling station available locally in Hubei Province, which will enhance our presence in the region and increase our revenue and share in the local market. We plan to expand the network of our VIE-owned CNG fueling stations through constructing new stations as well as acquiring existing stations, when we consider the market conditions to be favorable. We are currently evaluating sites for additional CNG fueling stations in Hubei Province.

Successful launch and development of our LNG business. On July 16, 2011, we completed most of the construction of Phase I of our LNG plant in Jingbian County, Shaanxi Province and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Revenues from the completed Phase I of the LNG plant have been realized during the third quarter of 2011. In addition, Phases II and III of the LNG plant are planned to be completed by December 2015, adding processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. We anticipate significant revenues from the LNG business in the future.

Regulation of natural gas prices in the PRC.  The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission, or the NDRC. Local pricing administrations have the discretion to set natural gas prices within the price range set by the PRC central government. Our revenue increased by 38.1% during the year ended December 31, 2011, compared to the year ended December 31, 2010, largely due to the increase in the sales prices of our natural gas in Shaanxi and Henan Provinces based on regulatory changes implemented by the PRC government during the fourth quarter of 2010. In addition, natural gas procurement and sales prices are not uniform across China and may vary from province to province. For example, the prices at which we procure and sell CNG and piped natural gas are usually lower in Shaanxi Province than in Henan Province. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors that are outside of our control, including the regulation of natural gas products both on the national and local levels. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulations over natural gas prices in the PRC.

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

The overall economic growth of China.  We do not export our products and our results of operations are thus substantially affected by various economic factors, including the growth of the natural gas industry in the PRC, the increase in domestic residential, commercial and vehicular consumption, the overall growth of the economy of the PRC and related developments. While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and economic sectors. The PRC government has implemented various economic and political policies and laws and regulations to encourage economic development and to guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. For example, our financial results may be adversely affected by government control over capital investments or changes in tax regulations that apply to us. The PRC government has also implemented certain measures recently, including interest rate increases, to control the rate of economic growth to prevent the aggravation of inflation. These measures may suppress the level of economic activities in the PRC, possibly including slowing the growth of the PRC’s domestic commodity markets. Any adverse changes to the policies of the PRC government or the laws and regulations of the PRC could have a material adverse effect on the overall economic growth of the PRC, which could adversely affect our business in turn.

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the years ended December 31, 2011, 2010 and 2009, and the estimated net operating loss carry-forwards for United States income tax purposes amounted to $10,259,949 and $4,934,195 as of December 31, 2011 and 2010, respectively, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2031. Our management believes that the realization of the benefits arising from these net operating loss carry-forwards appears to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at December 31, 2011, 2010 and 2009, respectively.

We paid franchise taxes of $188,102, $107,350 and $6,888 for the years ended December 31, 2011, 2010 and 2009, respectively, to the State of Delaware.

The PRC

Our subsidiary, VIE and its subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western regions of the PRC such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC), Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC ) and Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd. (referred to as Makou, a wholly owned subsidiary of HBXNGC ) are subject to the 25% PRC income tax rate. Our effective income tax rate for the year ended December 31, 2011, 2010 and 2009 were approximately 24%, 18% and 19%, respectively.

Value-Added Tax. Sales revenue represents the invoiced value of goods, net of a value-added tax, or VAT. The products of our VIE, XXNGC, and two of XXNGC’s subsidiaries, Lingbao Yuxi Natural Gas co., Ltd. (or “Lingbao Yuxi”), and Makou, that are sold in the PRC are subject to a PRC VAT at a rate of 13% of the gross sales price. Under PRC tax laws, the VAT may be offset by VAT paid by XXNGC or Lingbao Yuxi or Makou, as applicable, on purchased raw materials and other materials included in the cost of producing their finished products. XXNGC recorded VAT payable and VAT receivable net of payments in our financial statements. The VAT tax return is filed offsetting the payables against the receivables. When output tax of VAT is greater than input tax of VAT, the tax difference will be paid to the tax bureaus at different government levels.

All revenues from XXNGC’s wholly owned subsidiary, XXABC, are subject to a PRC VAT at a rate of 6%. This VAT cannot be offset with VAT paid for purchased materials included in the cost of revenues.

Results of Operations

The following table sets forth certain information regarding our results of operations for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009

Revenue
Natural gas	$106,178,398	$71,367,502	$62,236,342
Gasoline	5,998,022	7,522,412	6,384,172
Installation and other	12,045,106	11,063,709	12,445,604
	124,221,526	89,953,623	81,066,118

Cost of revenue
Natural gas	65,062,505	38,651,298	29,478,854
Gasoline	5,756,960	7,050,003	5,993,207
Installation and other	5,183,985	4,838,858	5,432,978
	76,003,450	50,540,159	40,905,039

Gross profit	48,218,076	39,413,464	40,161,079

Operating expenses
Selling	17,377,703	13,254,923	10,607,596
General and administrative	9,984,565	7,131,543	4,500,676
	27,362,268	20,386,466	15,108,272

Income from operations	20,855,808	19,026,998	25,052,807

Non-operating income (expense):
Interest income	42,290	418,763	125,287
Interest expense	(771,916)	-	(747,172)
Other income (expense), net	126,100	(137,817)	(186,805)
Change in fair value of warrants	252,062	1,793,572	(1,031,330)
Foreign currency exchange loss	(430,723)	(88,613)	(69,077)
	(782,187)	1,985,905	(1,909,097)

Income before income tax	20,073,621	21,012,903	23,143,710

Provision for income tax	4,811,689	3,792,531	4,312,923

Net income	15,261,932	17,220,372	18,830,787

Other comprehensive income
Foreign currency translation gain	4,150,348	6,953,126	52,959
Comprehensive income	$19,412,280	$24,173,498	18,883,746

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

The following table represents the consolidated operating results for the years ended December 31, 2011 and 2010:

Sales Revenues

The following table sets forth a breakdown of our revenues for the years indicated:

	December 31, 2011	December 31, 2010	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$77,996,838	$65,285,236	$12,711,602	19.5%

Natural gas from pipelines	7,852,525	6,082,266	1,770,259	29.1%

Liquefied natural gas	20,329,035	-	20,329,035	-

Gasoline	5,998,022	7,522,412	(1,524,390)	(20.3)%

Installation	10,061,088	9,458,242	602,846	6.4%

Automobile conversion	1,984,018	1,605,467	378,551	23.6%

Total	$124,221,526	$89,953,623	$34,267,903	38.1%

Overall.  Total revenue for the year ended December 31, 2011 increased to $124,221,526 from $89,953,623 for the year ended December 31, 2010, an increase of $34,267,903 or 38.1%, due to the reasons discussed below. We sold 246,729,831 cubic meters of natural gas, including 188,850,630 cubic meters of CNG and 57,879,201 cubic meters (35,519.9 tons) of LNG, during the year ended December 31, 2011 compared to 190,481,315 cubic meters during the year ended December 31, 2010. For the year ended December 31, 2011, 90.3% of our revenue was generated from the sale of natural gas and gasoline, and the remaining 9.7% was generated from our installation and automobile conversion services.

Natural Gas from Fueling Stations.  Natural gas revenue from our fueling stations increased by 19.5%, or $12,711,602, to $77,996,838 during the year ended December 31, 2011, from $65,285,236 during the year ended December 31, 2010, and contributed 62.8% of our total revenue for the year ended December 31, 2011, which was the largest contributor to revenue among our major business lines. During the year ended December 31, 2011, we sold 162,752,780 cubic meters of CNG, compared to 169,441,928 cubic meters during the year ended December 31, 2010, through our fueling stations. Though sales volume decreased over the period, sales revenue actually increased, because the average unit selling price per cubic meter of CNG increased to $0.49 (RMB 3.13) during the year ended December 31, 2011from $0.39 (RMB 2.64) during the year ended December 31, 2010, net of VAT, due to the increase in the sales prices of our natural gas in Shaanxi and Henan Provinces caused by regulatory changes implemented by the PRC government during the fourth quarter of 2010. With respect to average sales revenue and volume per station, in the year ended December 31, 2011, we sold approximately $2,066,141 and 4,311,332 cubic meters of CNG per station, respectively, compared to approximately $1,695,720 and 4,401,089 cubic meters, respectively, in the year ended December 31, 2010.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 29.1%, or $1,770,259, to $7,852,525 during the year ended December 31, 2011, from $6,082,266 during the year ended December 31, 2010, and contributed 6.3% of our total revenue for the year ended December 31, 2011. As of December 31, 2011, we had 116,790 pipeline customers, an increase of 1,311 customers from 115,479 customers as of December 31, 2010. We sold 26,097,850 cubic meters of natural gas through our pipelines during the year ended December 31, 2011, compared to 21,039,387 cubic meters during the year ended December 31, 2010, an increase of 24.0%, primarily due to the increase of customers in Xi’an.

Liquefied Natural Gas. Our LNG production facility in Jingbian County, Shaanxi Province started operations in July 2011. Revenue from LNG was $20,329,035 during the year ended December 31, 2011, and contributed 16.4% of our total revenues for the year ended December 31, 2011. We sold 57,879,201 cubic meters of LNG, and the average unit selling price per cubic meter was $0.35 (RMB 2.27), net of VAT, during the year ended December 31, 2011

Gasoline.  Revenue from gasoline sales decreased by 20.3%, or $1,524,390, to $5,998,022 during the year ended December 31, 2011 from $7,522,412 during the year ended December 31, 2010, and contributed 4.8% of our total revenue for the year ended December 31, 2011. The decrease was primarily attributable to the sales volume decrease of 33.8% from 9,624,555 liters to 6,368,498 liters, because of the closure of six of our eight gasoline fueling stations during the fourth quarter of 2010 and the fourth quarter of 2011. The average unit sales price of gasoline increased by 20.5%, from $0.78 (RMB 5.28) per liter, net of VAT, in the year ended December 31, 2010 to $0.94 (RMB 6.08) per liter in the year ended December 31, 2011, compensating for the significant decrease in sales volume to a certain degree.

Installation Services.  Revenue from installation services increased by 6.4%, or $602,846, to $10,061,088 during the year ended December 31, 2011, from $9,458,242 during the year ended December 31, 2010, mainly due to the increase of pipeline customers, and contributed 8.1% of our total revenue for the year ended December 31, 2011. Revenue from our four largest customers accounted for 5.8%, 5.4%, 5.2% and 5.1%, respectively, of our total installation revenue for the year ended December 31, 2011.

Automobile Conversion Services.  Revenue from our automobile conversion division increased by 23.6%, or $378,551, to $1,984,018 during the year ended December 31, 2011, from $1,605,467 during the year ended December 31, 2010, mainly due to the increase of customers, and contributed 1.6% of our total revenue for the year ended December 31, 2011.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the years indicated:

	December 31, 2011	December 31, 2010	Increase / (decrease) in dollar amount	Increase / (decrease) in percentage
Natural gas from fueling stations	$43,784,390	$34,256,983	$9,527,407	27.8%

Natural gas from pipelines	6,014,860	4,394,315	1,620,545	36.9%

Liquefied natural gas	15,263,255	-	15,263,255	-

Gasoline	5,756,960	7,050,003	(1,293,043)	(18.3)%

Installation	3,955,852	3,859,961	95,891	2.5%

Automobile conversion	1,228,133	978,897	249,236	25.5%

Total	$76,003,450	$50,540,159	$25,463,291	50.4%

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

Our cost of revenue for the year ended December 31, 2011 was $76,003,450, an increase of $25,463,291, or 50.4%, from $50,540,159 for the year ended December 31, 2010, mainly attributable to the addition of costs of revenue of LNG, which started in July 2011, and the increase in average procurement costs of natural gas. Our average costs of revenue of all natural gas sold per cubic meter of natural gas increased to $0.26 (RMB1.70) for the year ended December 31, 2011 from $0.20 (RMB 1.37) for the comparable period in 2010. As a comparison, our total revenues increased by 38.1% for the year ended December 31, 2011 from the year ended December 31, 2010.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas for our fueling stations increased by 27.8%, or $9,527,407, to $43,784,390 during the year ended December 31, 2011 from $34,256,983 for the year ended December 31, 2010. The increase was primarily due to the increase in average procurement costs per cubic meter of our natural gas for our fueling stations from $0.20 (RMB 1.37), net of VAT, for the year ended December 31, 2010, to $0.27 (RMB 1.74), net of VAT, during the year ended December 31, 2011. However, the average procurement cost remained materially below the natural gas retail price of $0.49 (RMB 3.13) per cubic meter, net of VAT, during the year ended December 31, 2011.

Natural Gas from Pipelines.  Cost of revenue of our natural gas sold through our pipelines increased by 36.9%, or $1,620,545, to $6,014,860 during the year ended December 31, 2011 from $4,394,315 during the year ended December 31, 2010. The increase was primarily due to the increase in sales volume.

Liquefied Natural Gas. Cost of revenue from LNG was $15,263,255 during the year ended December 31, 2011, and the average cost of revenue per cubic meter was $0.26 (RMB 1.70), net of VAT, during the year ended December 31, 2011.

Gasoline.  Cost of gasoline revenue decreased by 18.3% or $1,293,043, to $5,756,960 during the year ended December 31, 2011 from $7,050,003 for the year ended December 31, 2010. The decrease of cost of gasoline revenue was primarily due to the closure of four and two out of eight gasoline fueling stations of ours during the fourth quarter of 2010 and the fourth quarter of 2011, respectively. The average procurement cost per liter increased from $0.73 (RMB 4.95), net of VAT, during the year ended December 31, 2010 to $0.90 (RMB 5.82), net of VAT, during the year ended December 31, 2011.

Installation Services. Cost of revenue from our installation services increased by 2.5%, or $95,891, to $3,955,852 during the year ended December 31, 2011 from $3,859,961 during the year ended December 31, 2010, primarily as a result of the increase in the number of our pipeline customers.

Automobile Conversion Services.  Cost of our automobile conversion revenue increased by 25.5%, or $249,236, to $1,288,133 during the year ended December 31, 2011 from $978,897 during the year ended December 31, 2010, which is consistent with the increase in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the years indicated:

	December 31, 2011	December 31, 2010	Increase (decrease) in dollar amount	Increase (decrease) in percentage
Natural gas from fueling stations	$34,212,448	$31,028,253	$3,184,195	10.3%

Natural gas from pipelines	1,837,665	1,687,951	149,714	8.9%

Liquefied natural gas	5,065,780	-	5,065,780	-

Gasoline	241,062	472,409	(231,347)	(49.0)%

Installation	6,105,236	5,598,281	506,955	9.1%

Automobile conversion	755,885	626,570	129,315	20.6%

Total	$48,218,076	$39,413,464	$8,804,612	22.3%

We earned a gross profit of $48,218,076 for the year ended December 31, 2011, an increase of $8,804,612, or 22.3%, from $39,413,464 for the year ended December 31, 2010. The increase in gross profit was primarily attributable to the increase in sales revenues, although our gross profit margin decreased, as discussed below.

Gross Margin

Gross margin for natural gas sold through our fueling stations decreased from 47.5% in the year ended December 31, 2010 to 43.9% in the year ended December 31, 2011, primarily due to our average purchasing cost of natural gas increasing at a greater rate than that of our average sales price of natural gas.

Gross margin for natural gas sold through pipelines was 23.4% during the year ended December 31, 2011, decreased from 27.8% during the year ended December 31, 2010, primarily because our average purchasing costs of natural gas had increased at a greater rate than that of our average sales price of natural gas.

Gross margin for our LNG business was 24.9% in the year ended December 31, 2011. This gross margin is lower than that of CNG sold through fueling stations, because till the end of the year 2011, we had been selling LNG only to industrial customers at wholesale price. We expect that the gross margin of LNG sales may be improved after our own LNG fueling stations start operations and sell LNG at retail price.

Gross margin for gasoline sales decreased from 6.3% during the year ended December 31, 2010 to 4.0% during the year ended December 31, 2011, primarily due to a larger portion of the gasoline sales being made to industrial customers at wholesale prices, which were usually lower than the retail prices we offered to individual customers and therefore with a lower gross margin.

Gross margin for our installation business increased slightly to 60.7% in the year ended December 31, 2011, from 59.2% in the year ended December 31, 2010.

Gross margin for our automobile conversion business decreased from 39.0% in the year ended December 31, 2010 to 38.1% in the year ended December 31, 2011, mainly due to intensified competition in the market.

Our total gross margin decreased from 43.8% for the year ended December 31, 2010 to 38.8% for the year ended December 31, 2011, primarily due to the current lower gross margin level of our LNG business, as compared to the gross margins of those business lines making greatest contribution to revenues, and the growth rate of sales price of natural gas products being lower than that of the purchase costs of natural gas.

Operating Expenses

We incurred operating expenses of $27,362,268 for the year ended December 31, 2011, an increase of $6,975,802, or 34.2%, compared to $20,386,466 for the year ended December 31, 2010.

Selling expenses increased by $4,122,780, or 31.1%, to $17,377,703 for the year ended December 31, 2011, from $13,254,923 for the year ended December 31, 2010, primarily due to the increase of $1,490,410 in depreciation mainly associated with the operations of our LNG plant, which started in July 2011, and $1,415,105 in salaries of the staff as a result of the growth in the number of staff and the increase in general salary levels. Transportation cost during the year ended December 31, 2011 was approximately $3,605 per million cubic meters of natural gas, compared to $4,903 per million cubic meters of natural gas for the year ended December 31, 2010. The decrease was mainly attributable to the lower average transportation cost of LNG due to the decrease in its unit volume as a result of liquification.

General and administrative expenses increased by $2,853,022, or 40.0%, from $7,131,543 for the year ended December 31, 2010 to $9,984,565 for the year ended December 31, 2011, primarily attributable to the increase of $2,216,345 in legal fees incurred in connection with a class action lawsuit brought against us and an investigation by the SEC on the Wang Loan, a related party transaction, and the increase of $686,916 in salaries and benefits for the staff, offset mainly by the decrease of $390,643 in stock-based compensation. An analysis by region or entity demonstrates that the general and administrative expenses for our operations in Hubei and Shaanxi Provinces, and the management expenses of SJLNG, a wholly owned subsidiary of XXNGC, increased, primarily due to the rapid growth and expansion of these entities.

Income from Operations and Operating Margin

Income from operations increased by $1,828,810, or 9.6%, to $20,855,808 for the year ended December 31, 2011 from $19,026,998 for the year ended December 31, 2010, primarily attributable to the realization of revenue and gross profit of LNG, which started in July 2011. Our operating margin for the year ended December 31, 2011 was 16.8%, as compared to 21.2% for the year ended December 31, 2010.

Non-Operating Income (Expense)

Non-operating expense was $782,187 for the year ended December 31, 2011, as compared to non-operating income of $1,985,905 for the year ended December 31, 2010, primarily due to the foreign currency exchange loss of $430,723 during the year ended December 31, 2011, mainly attributable to the loss on the Abax Senior Notes caused by material appreciation of the RMB against USD in recent years because such notes were denominated in RMB, while the repayment of the principals as well as interest should be made in USD equivalent, as compared to a loss of $88,613 for the year ended December 31, 2010.

Provision for Income Tax

Income tax was $4,811,689 for the year ended December 31, 2011, as compared to $3,792,531 for the year ended December 31, 2010, primarily due to the realization of revenue from our LNG plant, which started operations and sales in July 2011, and increased revenue of XXNGC. The effective income tax rate increased from 18.0% to 24.0% over this period, primarily attributable to the increase of general and administrative expenses in CHNG and certain subsidiaries of the VIE being in a start-up, non-operational stage (such as HBXNGC) and were not generating any revenue or profit during the year ended December 31, 2011. These subsidiaries of the VIE, however, incurred considerable amounts of selling expenses and general and administrative expenses for the period, materially reducing the amount of income before tax, the denominator in the calculation of the effective income tax rate. As a result, the effective income tax rate for the year ended December 31, 2011 rose materially.

Net income

Net income decreased to $15,261,932 for the year ended December 31, 2011, by $1,958,440, or 11.4%, from $17,220,372 for the year ended December 31, 2010. Net margin decreased to 12.3% in the year ended December 31, 2011 from 19.1% in the year ended December 31, 2010, primarily due to the increase in the average unit purchasing costs of natural gas at a higher rate than that of our sales prices, a lower gross margin generated from the LNG sales, and increased operating expenses.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table represents the consolidated operating results for the years ended December 31, 2010 and 2009:

Sales Revenues

The following table sets forth a breakdown of our revenues for the years indicated:

	December 31, 2010	December 31, 2009	Increase in dollar Amount	Increase in percentage
Natural gas from fueling stations	$65,285,236	$59,257,975	$6,027,261	10.2%

Natural gas from pipelines	6,082,266	2,978,367	3,103,899	104.2%

Gasoline	7,522,412	6,384,172	1,138,240	17.8%

Installation	9,458,242	9,838,812	(380,570)	(3.9)%

Automobile conversion	1,605,467	2,606,792	(1,001,325)	(38.4)%

Total	$89,953,623	$81,066,118	$8,887,505	11.0%

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

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the years indicated:

	December 31, 2010	December 31, 2009	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$34,256,983	$27,395,962	$6,861,021	25.0%

Natural gas from pipelines	4,394,315	2,082,892	2,311,423	111.0%

Gasoline	7,050,003	5,993,207	1,056,796	17.6%

Installation	3,859,961	3,888,996	(29,035)	(0.7)%

Automobile conversion	978,897	1,543,982	(565,085)	(36.6)%

Total	$50,540,159	$40,905,039	$9,635,120	23.6%

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

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	December 31, 2010	December 31, 2009	Increase in dollar amount	Increase in percentage
Natural gas from fueling stations	$31,028,253	$31,862,013	$(833,760)	(2.6)%

Natural gas from pipelines	1,687,951	895,475	792,475	88.5%

Gasoline	472,409	390,965	81,444	20.8%

Installation	5,598,281	5,949,816	(351,535)	(5.9)%

Automobile conversion	626,570	1,062,810	(436,240	(41.0)%

Total	$39,413,464	$40,161,079	$(747,615)	(1.9)%

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

Income from Operations and Operating Margin

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

Other income (expense)

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

Provision for Income Tax

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

Net income

For the reasons described in the above sections, net income decreased to $17,220,372 for the year ended December 31, 2010, by $1,610,415, or 8.6%, from $18,830,787 for the year ended December 31, 2009. Net margin decreased to 19.1% in the year ended December 31, 2010 from 23.2% in the year ended December 31, 2009.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. Our principal uses of cash have been, and are expected to continue to be, working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian County, Shaanxi Province and other projects. Due to the required repayment of 25% of the principal of the Abax Senior Notes, 25% of the principal of the loan from Shanghai Pudong Development Bank, and the short-term loans from Mr. Hao Qu, all of which are payable within one year from December 31, 2011, our current liabilities were larger than current assets as of December 31, 2011, resulting in negative working capital. We expect that the net cash generated from operations in the year 2012 will be sufficient to compensate for this negative working capital, based on our forecast of cash flows. On March 22, 2012, we entered into an agreement with Mr. Qu to extend the maturity dates of certain borrowing totaling $1.32 million to 2013. We will continue to obtain new short-term bank loans to finance our working capital, and long term loans to fund our capital expenditure projects, if necessary.

As of December 31, 2011, 2010 and 2009, we had $9,622,883, $10,046,249 and $48,177,794 of cash and cash equivalents on hand, respectively. The decrease was primarily attributable to the construction of the LNG plant and other projects, and the repayment of the loans from Shanghai Pudong Development Bank and of the principal of the Abax Senior Notes.

Net cash provided by operating activities was $24,479,256 for the year ended December 31, 2011, compared to net cash provided by operating activities of $16,702,003 for the year ended December 31, 2010, primarily due to the increase in accounts payable and accrued liabilities, and increase in unearned revenue, and adjustments for non-cash expense items, including depreciation and amortization expenses, offset mainly by the increase in accounts receivable and in advances to suppliers. Net cash provided by operating activities was $16,702,003 for the year ended December 31, 2010, compared to net cash provided by operating activities of $25,433,922 for the year ended December 31, 2009, primarily due to an increase in the advance payment to suppliers for purchase of raw materials and prepayment for constructions, and the increase in prepaid VAT for equipment purchased for the LNG plant, during the year ended December 31, 2010.

Net cash used in investing activities decreased from $73,171,441 during the year ended December 31, 2010 to $21,403,058 for the year ended December 31, 2011, primarily due to the significant decrease in the amount of additions to construction in progress, as the investments for phase I of JBLNG project had been mostly completed by the end of 2010. The decrease in other items, including prepayment for long-term assets, payment for acquisition of business, for intangible assets and for land use rights, also helped to reduce the amount of net cash used in investing activities over the period. Net cash used in investing activities increased from $37,537,257 during the year ended December 31, 2009 to $73,171,441 for the year ended December 31, 2010, mainly due to prepayments of $10,274,357 to equipment suppliers, and prepayments of $4,283,789 for land use rights, additions of $44,830,638 to construction in progress primarily related to the LNG plant, $10,548,122 related to the acquisition of four fueling stations and $3,582,256 related to the acquisition of Makou and loans receivable to related and non-related parties during the year ended December 31, 2010.

Net cash used in financing activities was $3,858,314 for the year ended December 31, 2011, primarily due to the repayment of the principals of the Abax Senior Notes and of the long term loan from Shanghai Pudong Development Bank (or “SPDB”), offset by the proceeds from the related party borrowings, including the short-term borrowings from Mr. Hao Qu, a former senior management member and a shareholder of the Company, and the short-term borrowings from our joint venture company, Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd,. On a comparable basis, net cash provided by financing activities was $18,429,000 for the year ended December 31, 2010, the primary source of which was the proceeds from a bank loan in the amount of $17,752,800 from SPDB as compared to net cash provided by financing activities of $54,370,359 for the year ended December 31, 2009,.

Based on our past performance and current expectations, we believe our cash and cash equivalents, as well as cash generated from operations, will satisfy most of our working capital needs. We will try to obtain new short-term bank loans to finance our working capital and to satisfy other liquidity requirements associated with our operations. As for capital expenditures, we will evaluate the necessity and availability of long-term bank loans or other long-term financing options.

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

Capital Expenditures

Our planned capital expenditures as of December 31, 2011 were approximately $221.4 million through December 2015, the majority of which were to be incurred in connection with Phase II and III of the LNG facility in Jingbian County, Shaanxi Province, the construction or acquisition of additional fueling stations and compressor stations, and the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures mainly through cash flows from operations as well as through potential bank loans or other forms of borrowing.

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

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends and disposition of properties as well as being obligated to maintain certain financial ratios. On August 5, 2011, the Company paid the first balance due equal to 8.3333% of the principal amount outstanding. The second repayment for 8.3333% of the principal of the Senior Notes was due on January 30, 2012. After negotiations with Abax, the note-holders agreed that the Company could make the payment on or before March 9, 2012. On March 7, 2012, the Company paid the principal due on January 30, 2011 in full plus accrued interest, as well as penalty interest of $7,393. Abax issued a waiver to exempt the Company from any other consequences of the late payment.

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $18,564,000 to JBLNG. SPDB transferred $13,923,000 and $4,641,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing the second year. As the People’s Bank of China adjusted the standard interest rate two times on October and December 2010 respectively, since January 1, 2011 the interest rate of these loans had been adjusted to 6.22%. Later the People’s Bank of China adjusted the standard interest rate in February, April and July 2011, so beginning January 1, 2012 the interest rate of these loans had been adjusted to 6.90%.The repayment term was amended in October 2011. According to the amended contract, the loan period is 58 months from the date of effectiveness of the contract, and will be repaid twice a year, with the last repayment no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within PRC. Pursuant to the long-term loan agreement with Pudong Development Bank Xi’an Branch, the Company repaid the principal of $775,000 (RMB 5,000,000), $3,875,000 (RMB 25,000,000) and $775,000 (RMB 5,000,000) to the SPDB on October 10, 2011, December 31, 2011 and March 5, 2012, respectively.

Contractual Obligations

Our contractual obligations are as follows:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
			(in thousands)
Long-term debt obligations(1)	$35,463	$9,672	$25,791	$-	$-
Operating lease obligations(2)	39,748	2,027	4,141	3,747	29,833
Purchase obligations (3)	7,569	7,569	-	-	-
Other long-term liabilities reflected on balance sheet (4)	17,500	-	-	17,500	-
Related party debt (5)	2,680	1,360	1,320	-	-
Long-term loan	14,166	4,722	9,444	-	-
Total	$117,126	$25,350	$40,696	$21,247	$29,833

(1) Please refer to Note 4 to our consolidated financial statements for the year ended December 31, 2011.

(2) The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRCand one office lease in New York, United States of America (“USA”).

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

(5) The $2,680,000 reflects related party debt to Mr. Hao Qu, a former employee of XXNGC and shareholder of the Company.

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of December 31, 2011, we maintained long-term natural gas purchase agreements with one of our vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd. (“Qinshui Lanyan”). We do not expect any issues or difficulties in renewing our supply contracts with the vendor going forward.

We continued to seek lower-cost sources of supply and did not have commitments for the purchasing volume of natural gas to any suppliers except Qinshui Lanyan. Pursuant to the agreement with Qinshui Lanyan, we should purchase from Qinshui Lanyan a daily volume of approximately 200,000 cubic meters of coal bed gas. Prices of natural gas are strictly controlled by the PRC government.

The sales prices of both pipeline natural gas in Shaanxi Province and vehicular fuel in the city of Xi’an were raised on October 20, 2010. The sales price of pipeline natural gas in Shaanxi Province increased by $0.03 (RMB 0.23) per cubic meter for residential use. The sales prices for commercial and industrial use was increased by $0.05 and $0.08 (RMB 0.35 and RMB 0.55) per cubic meter, respectively. Additionally, the sales price of CNG for vehicular fuel in Xi’an was adjusted based on the target ratio of 0.6:1 to the retail price of Grade 90 gasoline. The retail price of CNG increased by $0.14 (RMB 0.9) per cubic meter. The adjusted prices took effect on October 20, 2010.

The sales prices of vehicular fuel in the cities of Kaifeng and Xuchang, Henan Province were raised on July 20, 2010 and August 1, 2010, respectively. The sales price of vehicular fuel in Kaifeng increased from $0.42 (RMB 3.30) to $0.46 (RMB 3.60) per cubic meter. The sales price of vehicular fuel in Xuchang increased from $0.41 (RMB 3.20) to $0.47 (RMB 3.65) per cubic meter. Additionally, the sale prices of CNG for vehicular fuel in Kaifeng was adjusted based on the target ratio of no less than 0.6:1 to the retail price of Grade 90 gasoline. The sale prices of CNG for vehicular fuel in Xuchang was adjusted to no less than 0.6:1 to the retail price of Grade 90 gasoline and would gradually be raised to the target ratio of no less than 0.75:1.

Foreign Currency Translations

Our reporting currency is the U.S. dollar (“USD”). The functional currency of XXNGC and XXNGC’s PRC subsidiaries and, therefore, our functional currency, is the RMB. The results of operations and financial position of XXNGC and XXNGC’s PRC subsidiaries are translated to USD using the period end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

The balance sheet amounts, with the exception of equity, were translated at the December 31, 2011 exchange rate of RMB 6.35 to $1.00 as compared to RMB 6.59 to $1.00 at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2011, 2010 and 2009, were 6.45 RMB, 6.76 RMB and 6.82 RMB to $1.00, respectively.

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

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and provide disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2011 and 2010, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2011, 2010 and 2009.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had interest-bearing long-term and short-term debts outstanding in an aggregate of $49,628,833 at December 31, 2011. The fixed-rate long-term debt, or the notes payable to Abax of $36,666,666, is due in installments beginning in January 2012 through January 2014. The most recent repayment of 8.3333% of the principal of the notes payable was due on January 30, 2012. After negotiations with Abax, the note-holders agreed that the Company could make the payment before March 9, 2012. On March 7, 2012, the Company paid the portion of the principal due on January 30, 2012 in full plus accrued interest for the period from July 30, 2011 to January 29, 2012, as well as a penalty interest of $7,393 for the period from February 6, 2012 to March 7, 2012. Abax issued a waiver to exempt the Company from any other consequences of the late payment. The fixed-rate loan from a related party of $2,679,945 is due during 2012. The remaining balance in the amount of $14,166,000, or the loan from Pudong Development Bank, bears interest at floating rates, and is due between 2012 and 2014. We repaid principal of $775,000 (RMB 5,000,000) due on March 5, 2012.We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the stockholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $4,150,348 for the year ended December 31, 2011, to reflect the impact of the fluctuation of RMB against USD.

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

On August 12, 2011, the Court entered an order appointing Robert Skeway, an individual investor, as lead plaintiff and approving his selection of lead counsel. Lead plaintiff and Raimundo Jo-Fung, another individual investor, who together seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 10, 2010 and September 21, 2011, filed an amended complaint on October 11, 2011. On December 12, 2011, we filed a motion to dismiss. Plaintiff’s counsel filed its opposition to the motion to dismiss on March 2, 2012. We have until April 16, 2012 to file our reply brief with the court.

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

On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc., as defendants (C.A. No. 12-0048-SLR) (the “Constituent Actions”).  The Constituent Actions allege, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans.  The Constituent Actions were consolidated on February 14, 2012 and bear the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery.

On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the Constituent Actions.  This case has not yet been consolidated with the Constituent Actions, although we believe consolidation will occur soon.

We intend to defend these cases vigorously.  We currently cannot estimate the outcome of these matters as of the date of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements with our current independent auditors, Friedman LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and considering the material weaknesses previously identified in our internal control over financial reporting, as disclosed in the latest amendments to our quarterly financial statements for the periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011, and September 30, 2011, respectively, and to our annual financial statements for the year ended December 31, 2010 and as discussed below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2011 were not effective.

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

In connection with this annual report, management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control - Evaluation Framework  developed by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its evaluation under the  Internal Control - Evaluation Framework  and due to the material weaknesses evidenced by the events described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2011. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

As part of management’s evaluation of the effectiveness of internal control over financial reporting, management reviewed certain transactions entered into by the Company in 2010. As disclosed in the latest amendments to our quarterly financial statements for the periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011, and September 30, 2011, respectively, and to our annual financial statements for the year ended December 31, 2010, as of March 31, 2010, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd. Respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). The Company’s Board of Directors has concluded that the Wang Loan was made to parties related to the Company’s former Chief Executive Officer and current Chairman of the Company’s Board of Directors, Mr. Qinan Ji, for the benefit of those related parties, and that the nature of the Wang Loan had not been properly disclosed to the Company's Board of Directors and Audit Committee, its Independent Registered Public Accounting Firm, Frazer Frost, LLP at the time the Wang Loan was made, or its current Independent Registered Public Accounting Firm, Friedman LLP at the time they were engaged as the Company’s new Independent Registered Public Accounting Firm in December 2010. Furthermore, neither of the Loans were reported to or approved by the Company’s Board of Directors.

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this annual report for the year ended December 31, 2011, management concluded that the Company had the following material weaknesses in its internal control over financial reporting during the year ended December 31, 2011:

•

The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

•	The Company entered into a related party transaction without appropriate authorization and failed to correctly disclose the Wang Loan as a related party transaction.

•	The Company failed to communicate to the Board of Directors the Wang Loan and the Juntai Loan and had entered into the Loans without approval of the Board of Directors.

•	The Company did not have a formal process to analyze the Company’s goodwill for possible impairment.

•	The Company did not initially translate the proceeds from the Senior Notes in USD into RMB, the functional currency of the Company, and failed to recognize the foreign currency change gain or loss at the end of each reporting period, when the Company should translate its amount back into USD, the reporting currency of the Company.

•	The Company failed to have a written policy that documents the internal control procedures over its revenue and purchase cycles relating to its liquefied natural gas business.

Management concluded that these events indicated that the Company's policies and procedures in place as of December 31, 2011 were not sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, nor were such policies and procedures sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Management’s Remediation Initiatives

In response to the above identified material weaknesses in general and to strengthen our internal control over financial reporting, we have taken or will take the following remediation initiatives:

1)	Developing a comprehensive training and development plan for our accounting personnel, including our Chief Financial Officer, Financial Controller and others, in the knowledge of the principles and rules of U.S. GAAP and the SEC requirements in the application thereof.

2)	Replacement of Mr. Qinan Ji as Chief Executive Officer of the Company. The Company has found a competent CEO, Mr. Shuwen Kang;

3)	Resignation in August 2011 of certain employees involved in concealing the related party nature of the Wang Loan;

4)	Appointment of an Independent Controller reporting to the Audit Committee of the Board of Directors;

5)	Re-engagement of Ernst & Young Advisory to further improve procedures required to comply with the internal control over financial reporting and disclosure control provisions of the Sarbanes Oxley Act and to provide training to employees regarding U.S. GAAP, internal controls over financial reporting and disclosure controls and procedures;

6)	Adopting a policy that restricts the signing authority of the Chairman and other executives. The policy mandates two signing parties for any obligation outside the normal scope of operations set forth in the Company’s business plan, as reviewed and approved from time to time by the Company’s Board of Directors; and

7)	Engagement of Grant Thornton in 2011, and then Crowe Horwath in 2012, as U.S. GAAP consultant to the Company for purposes of preparing its quarterly and annual periodic reports.

8)	Formulation of a formal process of analyzing goodwill and testing it for impairment.

9)	Formulation of a formal process of identifying items for which foreign exchange gain or loss may occur specifically and recognizing such gain or loss in our financial statements.

10)	Development of a formal policy that documents the internal control procedures over the revenue and purchase cycles relating to the liquefied natural gas business.

Of the above items, Item 1 through to Item 7 have been completed.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there was no change in our internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Friedman, LLP, the independent registered public accounting firm that audited the consolidated financial statements, has issued an attestation report on our internal control over financial reporting which is included in Item 8.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See Item 10.

PART V

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Number	Description of Exhibit

1.1	Underwriting Agreement, dated September 2, 2009 (incorporated by reference to same Exhibit 1.1 filed with the Registrant’s Form 8-K filed on September 3, 2009).

2.1	Form of Equity Ownership Transfer Agreement (incorporated by reference to same exhibit filed with the Registrant’s Form 8-K filed on December 31, 2008).

3.1	Articles of Incorporation, dated March 31, 1999 (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539); Certificate of Amendment to the Articles of Incorporation, dated May 25, 2000 (incorporated by reference to same exhibit filed with the Registrant's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539); Certificate of Amendment to the Articles of Incorporation, dated October 26, 2007 (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373); Certificate of Amendment to the Articles of Incorporation, dated April 20, 2009 (incorporated herein by reference to Exhibit 5 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File no. 001-34373).

3.2	Registrant's Amended and Restated By-Laws, dated June 14, 2006 (incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K filed June 16, 2006, SEC file no. 000-31539); Amended and Restated By-Laws, dated September 24, 2008 (incorporated by reference to Exhibit 7 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.3	Certificate of Ownership and Merger, dated February 14, 2002 (incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.4	Certificate of Ownership, dated December 12, 2005 (incorporated by reference to Exhibit 3 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

4.1	Registrant’s 2009 Employee Stock Option and Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (333-166422) filed April 30, 2010); Registrant’s 2009 Employee Stock Option and Stock Award Plan – Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 20, 2009).

10.1	Share Purchase Agreement made as of December 6, 2005 among Coventure International Inc., Xi’an Xilan Natural Gas Co., Ltd. and each of Xilan's shareholders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.2	Return to Treasury Agreement between Coventure International Inc. and John Hromyk, dated December 6, 2005 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.3	Purchase Agreement made as of December 20, 2005 between China Natural Gas, Inc. and John Hromyk (incorporated by reference to the exhibit to Registrant’s Form 8-K filed on December 23, 2005).

10.4	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.5	Form of Warrant (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.6	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.7	CNG Product Purchase and Sale Agreement between Xi’an Xilan Natural Gas Co., Ltd. and Zhengzhou Zhongyou Hengran Petroleum Gas Co., Ltd. made as of July 20, 2006, (translated from the original Mandarin) (incorporated by reference to the exhibits to Registrant’s Form 10-KSB filed on April 17, 2007).

10.8	Securities Purchase Agreement, dated August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.9	Registration Rights Agreement, dated August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.10	Consulting Services Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.11	Operating Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.12	Equity Pledge Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.13	Option Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.14	Proxy Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.15	Securities Purchase Agreement, dated December 30, 2007, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.16	Amendment to Securities Purchase Agreement, dated January 29, 2008, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.17	Indenture, dated January 29, 2008, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee, relating to the 5.00% Guaranteed Senior Notes due 2014 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.18	Warrant Agreement, dated January 29, 2008, by and among the Company, Mr. Qinan Ji, Deutsche Bank AG, Hong Kong Branch as Warrant Agent and Deutsche Bank Luxembourg S.A. as Warrant Agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.19	Equity Registration Rights Agreement, dated January 29, 2008, by and between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.20	Investor Rights Agreement, dated January 29, 2008, by and among the Company, its subsidiaries, Mr. Qinan Ji, and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.21	Information Rights Agreement, dated January 29, 2008, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.22	Onshore Share Pledge Agreement, dated January 29, 2008, between the Company and DB Trustees (Hong Kong) Limited, as security agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.23	Account Pledge and Security Agreement, dated January 29, 2008, by and between the Company and DB Trustees (Hong Kong) Limited as Security Agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.24	Natural Gas Purchase Agreement entered by and between Xi' An Xilan Natural Gas Co., Ltd. and China Petroleum Co., Ltd., Changqing Branch, dated July 30, 2006 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.25	Natural Gas Purchase Agreement entered by and between Jiyuan Yuhai Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd. dated, February 28, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.26	Natural Gas Supply Agreement between Jincheng Ming Shi Natural Gas Co., Ltd., Jinan Branch and Xi' An Xilan Natural Gas Co., Ltd. dated March 20, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.27	Natural Gas Purchase Agreement entered by and between Shaanxi Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd., dated July 17, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.28	Independent Director Agreement dated January 1, 2008, by and between China Natural Gas., Inc. and Zhiqiang Wang (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.29	Independent Director Agreement dated July 1, 2008, by and between China Natural Gas., Inc. and Carl Yeung (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.30	Independent Director Agreement dated August 5, 2008, by and between China Natural Gas., Inc. and Lawrence W. Leighton (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.31	Employment Agreement, dated October 10, 2008, by and between China Natural Gas., Inc. and Richard Peidong Wu (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.32	Employment Agreement, dated May 10, 2005, by and between China Natural Gas., Inc. and Qinan Ji (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009); Employment Agreement, dated January 1, 2009, by and between China Natural Gas., Inc. and Qinan Ji (incorporated herein by reference to the Exhibit 10.4 to the Registrant’s Form 10-Q/A filed on July 20, 2009); Employment Agreement dated January 1, 2010, by and between the Company and Qinan Ji (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 9, 2010).

10.33	Equity Ownership Transfer Agreement, dated October 2, 2008, by and between Xi'an Xilan Natural Gas Co., Ltd., Zhihe Zhang and Lingjun Hu (incorporated by reference to the Registrant’s Form 8-K filed on December 31, 2008).

10.34	Joint Venture Agreement dated July 22, 2009 by and between Xi’an Xilan Natural Gas Co., Ltd. and China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (incorporated by reference to the Registrant’s Form 8-K filed on July 28, 2009).

10.35	Strategic Cooperation Framework Agreement dated as of July 6, 2009 by and between Xi’an Xilan Natural Gas Co., Ltd. and China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (incorporated by reference to the Registrant’s Form 8-K filed on July 8, 2009).

10.36	Employment Agreement dated December 20, 2010 between the Company and Shaocheng Xu (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 23, 2010).

10.37	Independent Director Agreement dated November 25, 2010 between the Company and Frank Waung (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 26, 2010).

10.38	Waiver dated February 4, 2009, executed by DB Trustees (Hong Kong) Limited, as trustee under the Indenture governing the Company's 5.0% Guaranteed Senior Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 9, 2010).

10.39	Waiver dated August 14, 2009, by and among the Company and the holders of the Company's 5.0% Guaranteed Senior Notes due 2014 signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 9, 2010).

10.40	Loan Contract of Fixed Asset dated February 26, 2010, by the between Jingbian Xi’an Xilan Liquefied Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.41	Mortgage Contract of Movables dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.42	Contract of Guarantee dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.43	Employment Agreement of Veronica Chen dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 20, 2009).

10.44	Supply Agreement between CNP Changqing Oil Field Branch Company dated November 25, 2010 and Jingbian LNG Company (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on December 1, 2010).

10.45	Coal Bed Methane Purchase Agreement entered by and between Henan Xilan Natural Gas Co., Ltd. and Qinshui Lanyan Coal Bed Methane Co., Ltd. dated January 12, 2009 (Incorporated by reference to the Company’s Form 10-K filed March 14, 2011)

10.46	Natural Gas Supply Agreement between Huojia Hualong Petrochemical Co., Ltd., and Xi' An Xilan Natural Gas Co., Ltd. dated November 16, 2009 (Incorporated by reference to the Company’s Form 10-K filed March 14, 2011)

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

21.1	List of Subsidiaries (incorporated by reference to the exhibits to Registrant’s Form 10-K/A filed on December 28, 2011)

23.1*	Written consent of Frazer Frost, LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101**	Interactive Data File

* Filed herewith.

** IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2012

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

/s/ Shuwen Kang	President and Chief Executive Officer (Principal Executive Officer)	April 2, 2012
Shuwen Kang

/s/ Qinan Ji	Chairman of the Board of Directors	April 2, 2012
Qinan Ji

/s/ Zhiqiang Wang	Director	April 2, 2012
Zhiqiang Wang

/s/ Donald Yang	Director	April 2, 2012
Donald Yang

/s/ Bode Xu	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2012
Bode Xu

/s/ Frank Waung	Director	April 2, 2012
Frank Waung

/s/ Lawrence Leighton	Director	April 2, 2012
Lawrence Leighton

CHINA NATURAL GAS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Natural Gas, Inc.

We have audited the accompanying consolidated balance sheets of China Natural Gas, Inc. and Subsidiaries (the “Company” or “China Natural Gas, Inc.”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. We also have audited China Natural Gas, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Natural Gas, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2011:

•	As previously disclosed in the amended Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, and also in 2010 Form 10-K/A, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd., respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). As of December 31, 2010, the Loans were repaid in full, so there was no effect on the overall financial position or results of operations of the company as of and for the year then ended. However, the aforementioned periodic reports required amendments to disclose the fact that such receivables were related party loans.

Management failed to disclose the Wang Loan made to parties related to the Company’s former Chief Executive Officer and current Chairman of the Company’s Board of Directors, Mr. Qinan Ji, for the benefit of those related parties, and that the nature of the Wang Loan had not been properly disclosed to the Company's Board of Directors and Audit Committee, its Independent Registered Public Accounting Firm, Frazer Frost, LLP at the time the Wang Loan was made, or its current Independent Registered Public Accounting Firm, Friedman LLP at the time they were engaged as the Company’s new Independent Registered Public Accounting Firm in December 2010. Furthermore, neither of the Loans were reported to or approved by the Company’s Board of Directors.

•	Management did not have a formal process to analyze the Company’s goodwill for possible impairment.

•	Management received proceeds from a note in US dollars, which it failed to initially translate into RMB, the functional currency of the Company when it recorded the obligation. At each reporting period, the note payable should then be reported in US dollars at the exchange rate in effect at the balance sheet date.

•	The Company failed to have a written policy that documents the internal control procedures over its revenue and purchase cycles relating to its liquefied natural gas business.

•	The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of U.S. GAAP and SEC requirements in the application thereof.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audits of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, China Natural Gas, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Natural Gas, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

April 2, 2012

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Natural Gas, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, except for the effects of the material weaknesses described in the six paragraph of that report, as to which the date is September 30, 2010, expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California

March 10, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2 and 15, as to which the date is September, 30, 2010

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,622,883	$10,046,249
Accounts receivable, net	2,997,845	1,821,595
Other receivables	540,646	188,364
Employee advances	285,270	302,532
Inventories	1,938,754	815,884
Advances to suppliers	4,540,139	8,434,995
Prepaid expense and other current assets	4,470,687	4,249,353
Total current assets	24,396,224	25,858,972

Investment in unconsolidated joint ventures	1,574,000	1,517,000
Property and equipment, net	174,097,754	82,769,171
Construction in progress	45,882,320	116,569,871
Deferred financing cost, net	517,334	927,166
Goodwill	629,729	606,924
Other intangible assets	18,910,244	7,046,954
Prepaid expenses and other assets	10,976,203	12,152,497
TOTAL ASSETS	$276,983,808	$247,448,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior notes- current maturities	$9,671,682	$2,551,306
Current portion of bank loan payable	4,722,000	-
Accounts payable and accrued liabilities	7,694,423	5,428,669
Other payable - related party	787,000	-
Short-term borrowing - related party	1,359,945	-
Unearned revenue	4,280,594	2,376,563
Accrued interest	1,029,431	646,527
Taxes payable	2,626,271	2,377,765
Total current liabilities	32,171,346	13,380,830

LONG-TERM LIABILITIES:
Senior notes, net of current portion	25,791,151	28,064,363
Bank loan payable, net of current portion	9,444,000	18,204,000
Borrowings - related party	1,320,000	-
Warrants liability	17,500,000	17,752,066
Total long-term liabilities	54,055,151	64,020,429
Total liabilities	86,226,497	77,401,259

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 and 21,321,904 issued and outstanding at December 31, 2011 and 2010, respectively	2,145	2,132
Additional paid-in capital	82,909,485	81,611,763
Accumulated other comprehensive income	19,817,493	15,667,145
Statutory reserves	10,124,710	7,918,634
Retained earnings	77,903,478	64,847,622
Total stockholders' equity	190,757,311	170,047,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$276,983,808	$247,448,555

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009

Revenue
Natural gas	$106,178,398	$71,367,502	$62,236,342
Gasoline	5,998,022	7,522,412	6,384,172
Installation and other	12,045,106	11,063,709	12,445,604
	124,221,526	89,953,623	81,066,118

Cost of revenue
Natural gas	65,062,505	38,651,298	29,478,854
Gasoline	5,756,960	7,050,003	5,993,207
Installation and other	5,183,985	4,838,858	5,432,978
	76,003,450	50,540,159	40,905,039

Gross profit	48,218,076	39,413,464	40,161,079

Operating expenses
Selling	17,377,703	13,254,923	10,607,596
General and administrative	9,984,565	7,131,543	4,500,676
	27,362,268	20,386,466	15,108,272

Income from operations	20,855,808	19,026,998	25,052,807

Non-operating income (expense):
Interest income	42,290	418,763	125,287
Interest expense	(771,916)	-	(747,172)
Other income (expense), net	126,100	(137,817)	(186,805)
Change in fair value of warrants	252,062	1,793,572	(1,031,330)
Foreign currency exchange loss	(430,723)	(88,613)	(69,077)
	(782,187)	1,985,905	(1,909,097)

Income before income tax	20,073,621	21,012,903	23,143,710

Provision for income tax	4,811,689	3,792,531	4,312,923

Net income	15,261,932	17,220,372	18,830,787

Other comprehensive income
Foreign currency translation gain	4,150,348	6,953,126	52,959
Comprehensive income	$19,412,280	$24,173,498	18,883,746

Weighted average shares outstanding
Basic	21,418,389	21,268,972	16,624,294
Diluted	21,418,389	21,430,867	16,830,907

Earnings per share
Basic	$0.71	$0.81	$1.13
Diluted	$0.71	$0.80	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulative
			Additional	Other	Retained Earnings		Total
	Common Stock		Paid-in	Comprehensive	Statutory		Stockholders'
	Shares	Amount	Capital	Income	Reserve	Unrestricted	Equity

Balance December 31, 2008	14,600,154	$1,460	$32,115,043	$8,661,060	$3,730,083	$27,140,775	$71,648,421

Reclassification of warrants from equity to derivative liabilities	-	-	(6,858,547)	-	-	5,844,239	(1,014,308)
Issuance of common stock	6,583,750	658	57,607,155	-	-	-	57,607,813
Offering costs	-	-	(3,237,452)	-	-	-	(3,237,452)
Options issued for services	-	-	66,535	-	-	-	66,535
Stock based compensation	-	-	158,517	-	-	-	158,517
Cumulative translation adjustment	-	-	-	52,959	-	-	52,959
Net income	-	-	-	-	-	18,830,787	18,830,787
Transfer to statutory reserve	-	-	-	-	2,232,612	(2,232,612)	-

Balance December 31, 2009	21,183,904	2,118	79,851,251	8,714,019	5,962,695	49,583,189	144,113,272
				-	-	-
Exercise of stock options	138,000	14	676,186	-	-	-	676,200
Options issued for services	-	-	66,024	-	-	-	66,024
Stock based compensation	-	-	1,018,302	-	-	-	1,018,302
Cumulative translation adjustment	-	-	-	6,953,126	-	-	6,953,126
Net income	-	-	-	-	-	17,220,372	17,220,372
Transfer to statutory reserve	-	-	-	-	1,955,939	(1,955,939)	-

Balance December 31, 2010	21,321,904	2,132	81,611,763	15,667,145	7,918,634	64,847,622	170,047,296
Exercise of stock options	136,750	13	670,062	-	-	-	670,075
Stock based compensation	-	-	627,660	-	-	-	627,660
Cumulative translation adjustment	-	-	-	4,150,348	-	-	4,150,348
Net income	-	-	-	-	-	15,261,932	15,261,932
Transfer to statutory reserve	-	-	-	-	2,206,076	(2,206,076)	-
Balance December 31, 2011	21,458,654	$2,145	$82,909,485	$19,817,493	$10,124,710	$77,903,478	$190,757,311

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,261,932	$17,220,372	$18,830,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,600,518	6,644,843	5,571,772
Provision for (recovery of) doubtful accounts	110,166	(149,859)	-
(Gain) Loss on disposal of equipment	(3,385)	123,553	21,373
Amortization of discount on senior notes	-	-	280,250
Amortization of financing costs	-	-	63,940
Options issued for services	-	66,204	66,535
Stock-based compensation	627,660	1,018,123	158,517
Change in fair value of warrants	(252,062)	(1,793,572)	1,031,330
Change in assets and liabilities:
Accounts receivable	(1,201,079)	(326,573)	(387,948)
Other receivables	(339,941)	531,970	(644,083)
Employee advances	27,679	46,174	(6,425)
Inventories	(860,723)	53,292	(322,099)
Advances to suppliers	(2,729,776)	(7,624,015)	240,724
Prepaid expense and other current assets	(133,968)	(2,973,865)	(306,445)
Accounts payable and accrued liabilities	2,064,383	3,144,057	2,526
Unearned revenue	1,787,063	488,687	869,239
Accrued interest	382,903	(139,524)	(75,062)
Taxes payable	137,886	372,136	38,991
Net cash provided by operating activities	24,479,256	16,702,003	25,433,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on investment in unconsolidated joint ventures	-	-	(1,467,000)
Payment for acquisition of property and equipment	(7,314,640)	(6,060,288)	(1,074,066)
Proceeds from sales of property and equipment	16,990	96,141	41,325
Loan to related party	-	(9,941,568)	-
Loans to third party	-	(4,438,200)	-
Proceeds from loans receivable – related party	-	9,941,568	-
Proceeds from loans receivable – third party	-	4,734,080	-
Additions to construction in progress	(11,769,752)	(44,830,638)	(28,020,498)
Return (payment) of acquisition deposit	-	1,627,340	(283,200)
Prepayment on long-term assets	(1,169,313)	(10,274,357)	(6,139,766)
Payment for acquisition of business	(976,500)	(3,077,031)	-
Payment for intangible assets	(189,843)	(6,159,474)	(161,486)
Payment for land use rights	-	(4,283,789)	(432,566)
Excess of cost over fair value of net assets acquired	-	(505,225)	-
Net cash used in investing activities	(21,403,058)	(73,171,441)	(37,537,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	57,607,813
Proceeds from exercise of stock options	670,075	676,200	-
Proceeds from short-term borrowing and other payable, related parties	3,454,945	-	-
Proceeds from long-term debt	-	17,752,800	-
Repayment of long -term debt	(4,650,000)	-	-
Repayment of senior notes	(3,333,334)	-	-
Stock issuance costs	-	-	(3,237,454)
Net cash (used in) provided by financing activities	(3,858,314)	18,429,000	54,370,359

Effect of exchange rate changes on cash and cash equivalents	358,750	(91,107)	56,387

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(423,366)	(38,131,545)	42,323,411

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,046,249	48,177,794	5,854,383
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,622,883	$10,046,249	$48,177,794
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$742,224	$139,524	$503,845
Income taxes paid	$4,683,774	$3,863,788	$4,178,066

Non-cash transactions for investing and financing activities:
Construction material transferred to construction in progress	$7,396,787	$-	$-
Construction in progress transferred to property and equipment	$94,607,146	$5,057,958	$-
Construction in progress transferred to intangible assets	$11,676,342	$-	$-
Advances to suppliers transferred to construction in progress	$7,652,350	$-	$-
Prepayment on long-term assets transferred to property and equipment	$-	$18,431,526	$-
Other assets transferred to construction in progress	3,070,647	-	-
Purchase of equipment through accounts payable	$-	$-	$1,234,603
Capitalized interest - amortization of discount of notes payable and issuance costs	$4,203,896	$3,733,214	$2,836,324

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

On July 16, 2011, our JBLNG plant successfully completed trial operations and commenced commercial production and sales of liquefied natural gas ("LNG").

On June 28, 2011, XXNGC entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”). XTJH is in the business of retail sale of natural gas and gasoline, and it owns and operates a station selling natural gas and gasoline in Xiantao, Hubei Province. Pursuant to the Transfer Agreement, XXNGC will acquire a 58.5284% equity interest in XTJH for a total purchase price of $1,905,099 (RMB 12,290,964). The effectiveness of the Transfer Agreement is subject to the satisfaction of all the following conditions:

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

All terms above must be satisfied in order to complete the transaction. During the fourth quarter of 2011, the Company paid $976,500 (RMB 6,300,000). In January 2012, the Company paid $310,000 (RMB 2,000,000), and then on February 29, 2012, the Company made an additional payment of approximately $337,000(RMB 2,142,857), for the purchase of the equity interest in XTJH. As of December 31, 2011, the transfer of assets was in progress and the Company had not exercised full control over its operations; therefore, the accounts of XTJH are not included in the accompanying consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, construction in progress, warrants liability and useful lives of property and equipment. Actual results could differ from those estimates.

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

The balance sheet amounts, with the exception of equity, were translated at the December 31, 2011 exchange rate of RMB 6.35 to $1.00 as compared to RMB 6.59 to $1.00 at December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2011, 2010 and 2009 were RMB 6.45, RMB 6.76 and RMB 6.82 to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of December 31, 2011 and 2010, the Company had total deposits of $9,236,515 and $9,106,073, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses to date as a result of this policy.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.  Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are allowed for when management has determined that the likelihood of collection is not probable. Uncollectible receivables are written off against the allowance for doubtful accounts when identified. We recorded allowances for doubtful accounts of $127,619 and $15,177 as of December 31, 2011 and 2010, respectively.

Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units. As of December 31, 2011 and 2010, the Company had employee advances in the amount of $285,270 and $302,532, respectively.

Inventories

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out basis. Management compares the cost of inventories with the market value, and writes down the inventories to their market value, if lower than cost. Inventories consist of material used in the construction of pipelines, material used in repairing and modifying vehicles and material used in processing LNG.  Inventory also consists of LNG and gasoline.

The following are the details of the inventories:

	December 31, 2011	December 31, 2010
Materials and supplies	$1,529,678	$524,934
Liquefied natural gas	298,016	-
Gasoline	111,060	290,950
	$1,938,754	$815,884

Investments in Unconsolidated Joint Ventures

Investee companies that are not required to be consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, the Company’s share of the earnings or losses of the investee company is reflected in the caption “other income (expense), net” in the consolidated statements of income and comprehensive income.

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,574,000 and $1,517,000 at December 31, 2011 and December 31, 2010, respectively. The JV has not had any operations to date.

The condensed financial information of the JV is summarized below:

	December 31, 2011	December 31, 2010
Current assets	$3,212,245	$3,095,918
Noncurrent assets	-	-
Total assets	$3,212,245	$3,095,918
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$3,212,245	$3,095,918
Total liabilities and equity	$3,212,245	$3,095,918

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	December 31, 2011	December 31, 2010
Office equipment	$823,822	$580,688
Operating equipment	158,183,281	71,163,466
Vehicles	3,540,962	3,308,624
Buildings and improvements	41,713,318	27,861,655
Total property and equipment	204,261,383	102,914,433
Less accumulated depreciation	(30,163,629)	(20,145,262)
Property and equipment, net	$174,097,754	$82,769,171

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $9,286,221, $6,591,008 and $5,565,608, respectively.

Construction in Progress

Construction in progress consists of (1) the costs for constructing compressed natural gas (“CNG”) fueling stations, the liquefied natural gas (“LNG”) project in Jingbian County, and the natural gas infrastructure project in Xi’an Fangzhi District and International Port District, and (2) other costs related to construction in progress projects, including technology licensing fees, equipment purchases, land use rights acquisition costs, capitalized interests and other construction fees. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. To the extent that the borrowings could have been avoided, should the construction in progress projects not be implemented, interest incurred on such borrowings during construction period is capitalized into construction in progress. All other interest is expensed as incurred.

As of December 31, 2011 and 2010, the Company had construction in progress in the amount of $45,882,320 and $116,569,871, respectively. On August 31, 2011, $94,607,146 was transferred from construction in progress to property and equipment, and $11,676,342 was transferred from construction in progress to intangible assets, related to the investment in construction of Phase I of the LNG plant. Interest cost capitalized into construction in progress for the years ended December 31, 2011, 2010 and 2009 amounted to $7,286,405, $6,492,529 and $4,597,544, respectively.

Construction in progress at December 31, 2011 and 2010 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of December 31, 2011, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 13 to the consolidated financial statements.

Project Description	Location	December 31, 2011		Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$6,531,004	(1)	December 2006	September 2012(2)	$385,359	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	8,849,299	(4)	December 2006	December 2015	198,638,693	(5)
Fangzhi District	Fangzhi District, Xi’an, PRC	19,346,484		October 2010	June 2012	1,361,198
Sa Pu Mother Station	Henan Province, PRC	1,090,627		July 2008	June 2013	6,300,000
International Port(6)	International Port District, Xi’an, PRC	5,715,443		May 2009	December 2020	299,400,000
LNG fueling stations	Shaanxi & Henan Province, PRC	899,653		Various	Various	11,692,347
Other Construction in Progress Costs	PRC	3,449,810		Various	Various	3,000,000
		$45,882,320				$520,777,597

Project Description	Location	December 31, 2010	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$65,309,335	December 2006	July 2011	$1,760,278
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	35,860,914	December 2006	December 2015	206,840,695
Sa Pu Mother Station	Henan Province, PRC	925,328	July 2008	Various	6,300,000
International port	International Port District, Xi’an, PRC	5,440,515	May 2009	December 2020	299,400,000
Other Construction in Progress Costs	PRC	9,033,779	Various	Various	9,447,266
		$116,569,871			$523,748,239

(1)	Includes $4,566,850 of construction costs and $1,964,154 of capitalized interest for Phase I of the LNG project.

(2)	The Company completed most of the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipments imported by the Company and the increased international shipment time for ordered equipments. As certain facilities, including the staff dormitory building are still under construction, the project hasn’t been completely transferred from construction in progress to property and equipment, though a substantial amount of construction in progress has been transferred to property and equipment.

(3)	Includes costs the Company expected to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.7million for the construction of Phase I of the LNG project exceeded the amount originally anticipated by the Company. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which the Company believes resulted from the energy resource exploration activities in nearby areas.

(4)	Includes $6,187,934 of construction costs and $2,661,365 of capitalized interest for Phases II and III of the LNG project.

(5)	This amount reflects the estimated costs of Phases II and III of the LNG project from December 31, 2011 to December 31, 2015, including an estimated $181 million of construction costs and $17 million of capitalized interest. Such costs should be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)	Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $299,400,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $7,256,676 invested as of December 31, 2011 or sell the construction-in-progress assets to third parties.

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

Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, no impairment indicators were noted at December 31, 2011.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and provide disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable.

The accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified to stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This Financial Accounting Standards Board’s (“FASB”) accounting standard also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception.

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions:

	December 31, 2011	December 31, 2010	December 31, 2009
Annual dividend yield	-	-	-
Expected life (years)	0.82	1.59	2.82
Risk-free interest rate	0.10%	0.48%	1.49%
Expected volatility	55%	84%	90%

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010.

	Carrying Value at	Fair Value Measurement at
	December	December 31, 2011
	31, 2011	Level 1	Level 2	Level 3
Redeemable liability – warrants	$17,500,000	$-	$17,500,000	$-
Derivative liability – warrants	4	-	4	-
Total liability measured at fair value	$17,500,004	$-	$17,500,004	$-

	Carrying Value at	Fair Value Measurement at
	December	December 31, 2010
	31, 2010	Level 1	Level 2	Level 3
Redeemable liability – warrants	17,500,000	-	17,500,000	-
Derivative liability – warrants	252,066	-	252,066	-
Total liability measured at fair value	$17,752,066	$-	$17,752,066	$-

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value based on market rates available to the Company with similar terms (See Notes 5 and 6).

The following is a reconciliation of the beginning and ending balance of warrants liability measured at fair value on a recurring basis as of December 31, 2011and 2010:

	Fair Value Measurement at
	December 31, 2011	December 31, 2010
Beginning balance	$252,066	$2,045,638
Change in fair value	(252,062)	(1,793,572)
Ending balance	$4	$252,066

The fair value of the warrants was $4 and $252,066 as of December 31, 2011 and 2010, respectively. The Company recognized a gain of $252,062, a gain of $1,793,572, and a loss of $1,031,330 for the years ended December 31, 2011, 2010 and 2009, respectively, to reflect the change in fair value of the warrants.

Revenue Recognition

Revenue is recognized when services are rendered to customers and when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas and gasoline sales is recognized when gas and gasoline is pumped through pipelines to the end users. Revenue from installation of pipelines is recorded when the contract is completed and accepted by the customers. Construction contracts for installation of pipelines are usually completed within one to two months. Revenue from repairing and modifying vehicles is recorded when services are rendered to and accepted by the customers.

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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at December 31, 2011 and 2010, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2011, 2010 and 2009.

XXNGC, the Company’s PRC VIE, and XXNGC’s subsidiaries operate in the PRC. Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25%. However, under PRC income tax regulation, any company deemed to be engaged in the natural gas industry under such regulation enjoys a favorable income tax rate. Thus, XXNGC’s income is subject to a reduced tax rate of 15%. All of XXNGC’s subsidiaries are not deemed to be engaged in the natural gas industry under PRC income tax regulation and, accordingly, are subject to a 25% income tax rate.

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $2,229,282, $2,095,808 and $2,410,928, respectively. The net effect on earnings per share, had the income tax been applied, would reduce basic earnings per share for the years ended December 31, 2011, 2010 and 2009, from $0.71 to $0.61, $0.81 to $0.71 and $1.13 to $0.99, respectively. The net effect on earnings per share, had the income tax been applied, would reduce diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, from $0.71 to $0.61, $0.80 to $0.71 and $1.12 to $0.98, respectively.

China Natural Gas, Inc. was incorporated in the State of Delaware, United States and has incurred net operating losses for income tax purposes for the years ended December 31, 2011, 2010 and 2009. The estimated net operating loss carry-forwards for U.S. income tax purposes amounted to $10,259,949 as of December 31, 2011, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2011 and 2010 for net deferred tax assets resulting from net operating loss carry forwards, stock based compensation and warrants liability. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

	For the years ended December 31
Valuation allowance	2011	2010	2009
Balance, beginning of period	$759,872	$917,754	563,541
Increase (decrease)	3,462,617	(157,882)	354,213
Balance, end of period	$4,222,489	$759,872	917,754

Provision for income tax is as follow:

	For the year ended
	December 31,
	2011	2010
Current	$4,811,689	$3,792,531
Deferred	-	-
	$4,811,689	$3,792,531

The following is a reconciliation of the provision for income tax at the PRC tax rate, to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

	December 31,	December 31,	December 31,
	2011	2010	2009
Tax expense at statutory rate-US	35.0%	34.0%	34.0%
Changes in valuation allowance-US	(35.0)%	(34.0)%	(34.0)%
Foreign income tax rate-PRC	25.0%	25.0%	25.0%
Effect of favorable tax rate	(8.3)%	(9.0)%	(9.0)%
Other items (1)	7.3%	2.0%	3.0%
Effective income tax rate	24.0%	18.0%	19.0%

(1)	The 7.3%, 2.0% and 3.0% represents $5,701,352, $1,525,674 and $3,444,173 in expenses incurred by the Company that are not deductible in the PRC for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $62,572,536 as of December 31, 2011, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Franchise Tax

According to the laws of the State of Delaware, we are required to pay annual franchise tax to the state government based on the number of the authorized shares. We paid $188,102, $107,350 and $6,888 for the year ended December 31, 2011, 2010 and 2009, respectively.

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

Reclassification

Certain reclassifications have been made to the prior year financial statements to confirm with the current year presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. Management does not expect the adoption of this standard to have a significant effect on the Company’s consolidated financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This amendment is effective for the years beginning after December 15, 2011. Management adopted this update early, as permitted, and it did not have a significant effect on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Management does not expect the adoption of this standard to have a significant effect on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management does not expect the adoption of this standard to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3—Goodwill and Other intangible Assets

Goodwill is the amount the Company paid to acquire 100% of the equity interests of Makou in excess of the fair value of Makou’s identifiable assets and liabilities. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the year ended December 31, 2011.

Other intangible assets include primarily the technical license related to liquefied natural gas business, which consisted of the following:

	December 31, 2011	December 31, 2010
Operating rights	$5,221,635	$5,032,541
Technical license (LNG)	10,527,223	-
Land use rights	3,147,108	2,014,413
Other	14,278	-
Total	$18,910,244	$7,046,954

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely. The operating rights will not be amortized until their useful life is deemed to be no longer indefinite.

The technical license (LNG) is being amortized over its estimated useful life of 20 years. Amortization expense for the year ended December 31, 2011 was approximately $220,000. Accumulated amortization at December 31, 2011 was approximately $220,000.

The land use rights are being amortized over their estimated useful life of 30 years. For the years ended December 31, 2011, 2010 and 2009, amortization expense amounted to $116,701, $53,835 and $6,164, respectively. For the years ended December 31, 2011 and 2010, accumulated amortization was approximately $176,700 and $60,000, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Date
2012	$688,047
2013	688,047
2014	688,047
2015	688,047
2016	677,572
thereafter	10,244,571
$13,674,331

Note 4 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31, 2011	December 31, 2010
Prepaid rent – natural gas stations	$2,497,681	$2,317,270
Prepayment for acquiring land use right	4,596,080	3,822,840
Advances on purchasing equipment and construction in progress	2,297,909	3,358,008
Refundable security deposits	592,913	2,654,379
Long term investment deposit	991,620	-
Total	$10,976,203	$12,152,497

Prepaid rent represents prepayments for leasing the land of our fueling stations. In China, land rental usually need to be paid in advance and then amortized into expense on a straight-line basis over the term of the land lease.

All land in the PRC is government owned and the government leases land to users by granting land use rights. As of December 31, 2011 and 2010, the Company prepaid $4,596,080 and $3,822,840, respectively, to PRC local government authorities to purchase land use rights. The Company is in the process of negotiating the final purchase price with relevant local government and the land use rights have not yet been granted to the Company. Therefore, the Company did not amortize these amounts for land use rights.

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

Long term investment deposit represents the payment of $976,500 (RMB 6,300,000) made for the acquisition of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”) by Xi’an Xilan Natural Gas Co., Ltd. , Ltd. (“XXNGC”). As of December 31, 2011, the transfer of the assets was under progress and the company has not exercised full control over its operations.

Subsequent to December 31, 2011, the Company paid additional deposits of approximately $647,000(RMB 4,142,857) in relation to the XTJH investment.

Note 5 –Senior Notes

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

On the dates set forth in the table below, the Company will be required to make repayments of the corresponding percentage of the principal amount (or such lesser principal amount as shall be outstanding then) in respect of the aggregate outstanding principal amount of the Senior Notes:

Date	Repayment Percentage
July 30, 2011 (paid on August 5, 2011)	8.3333%
January 30, 2012(paid on March 7, 2012)	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%
January 30, 2014	25.0000%

The second repayment for 8.3333% of the principal of the Senior Notes was due on January 30, 2012. After negotiation with Abax, the note-holders agreed that the Company could make the payment on or before March 9, 2012. On March 7, 2012, the Company paid the principal due on January 30, 2012 in full plus accrued interest for the period from July 30, 2011 to January 29, 2012, as well as a penalty interest of $7,393 for the period from February 6, 2012 to March 7, 2012. Abax issued a waiver to exempt the Company from any other consequences of the late payment.

Senior notes consist of the following:

	December 31,
	2011	2010
Notes payable	$41,053,100	$40,000,000
Less discount	(5,590,267)	(9,384,331)
	35,462,833	30,615,669
Less current portion	(9,671,682)	(2,551,306)
	$25,791,151	$28,064,363

The Company has the option to redeem all, but not less than all, of the Senior Notes at the redemption prices set forth below (in each case expressed as a percentage of the outstanding unpaid principal amount), plus accrued and unpaid interest, if redeemed during the twelve-month period commencing on January 29 of the years set forth below:

% of Outstanding
Year	Unpaid Principal

2012	102%
2013	100%

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $409,832, $409,832 and $409,832, respectively, of the issuance costs, of which $409,832, $409,832 and $345,892 were capitalized and included in construction in progress.

Estimated amortization for the next five years and thereafter is as follows:

Year

2012	$409,832
2013	107,502
$517,334

For the year ended December 31, 2011 and 2010, accumulated amortization was approximately $1,605,175 and $1,195,343, respectively.

The Abax Warrants are presently exercisable and have an exercise price of $7.37 per share, although Abax has not exercised any of the Abax Warrants.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date of January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the years ended December 31, 2011, 2010 and 2009, the Company amortized $3,794,064, $3,323,382 and $2,770,682, respectively, of the aforesaid discounts, of which $3,794,064, $3,323,382 and $2,490,432, respectively, were capitalized into construction in progress.

Note 6 – Bank Loan Payable

The Company’s bank loan payable as of December 31, 2011 consists of:

A loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014	$14,166,000
Less current portion	(4,722,000)
$9,444,000

The loan is secured by XXNGC’s equipment and vehicles located within the PRC. The net carrying value of the assets pledged is $11,249,330 as of December 31, 2011. Interest expense for the year ended December 31, 2011 and 2010 was $1,150,295 and $760,199, respectively (interest rate applied at December 31, 2011was 6.22% ). According to the loan agreement, the interest rate is fixed throughout each single year and will only be adjusted at the beginning of the next year, based on the base interest rate on the same category of loans for the same term published by the People’s Bank of China. XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. As the People’s Bank of China adjusted the standard interest rate three times in February, April and July 2011, beginning January 1, 2012 the interest rate of these loans will be 6.90%. According to an amendment to the loan agreement with the Bank, which was signed on October 2011, the Company is required to make repayments on the long term loan as follows:

	Repayment Percentage	Repayment Amount
October 5, 2011 (paid on October 10, 2011)	4.2%	$787,000
December 5, 2011 (paid on December 5, 2011)	20.8%	3,935,000
March 5, 2012 (paid on March 5, 2012)	4.2%	787,000
December 5, 2012	20.8%	3,935,000
March 5, 2013	8.3%	1,574,000
December 5, 2013	16.7%	3,148,000
March 5, 2014	8.3%	1,574,000
December 5, 2014	16.7%	3,148,000
		$18,888,000

Note 7 – Warrants

No warrants were granted, forfeited or exercised during the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a summary of the warrants outstanding and exercisable as of December 31, 2011 and 2010:

Warrants Outstanding and Exercisable as of December 31, 2011
Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	0.82
$7.37	1,450,000	3.08
	1,833,654

Warrants Outstanding and Exercisable as of December 31, 2010

Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	1.59
$7.37	1,450,000	4.08
	1,833,654

Note 8 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations.  The contribution was $676,166, $389,219 and $224,949 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

As of December 31, 2011 and 2010, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $63,202,798 and $65,408,874, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of Company common stock authorized for issuance and the Company has granted 669,900 stock options as of December 31, 2011, of which 274,750 had been exercised and 176,700 had been cancelled and were available for reissuance. Thus, there were currently 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Stock-based compensation expenses of $627,660 and $1,018,303 were recorded during the years ended December 31, 2011 and 2010, respectively, relating to options granted under the Plan.

As of December 31, 2011, $740,190 of estimated expense with respect to non-vested stock-based compensation had yet to be recognized and would be recognized in expense over the optionee’s remaining weighted average service period of approximately 1.25 years.

The following is a summary of the stock option activity:

	Options		Weighted Average	Aggregate Intrinsic
	Outstanding	Exercisable	Exercise Price	Value
Balance, January 1, 2009	-	-	$-	$-
Granted	318,850		4.90
Forfeited	(75,000)		-
Exercised	-	-	-	-
Balance, December 31, 2009	243,850	-	$4.90	$1,516,747
Granted	380,850		4.90
Forfeited	(127,400)		-
Exercised	(138,000)		-
Balance, December 31, 2010	359,300	2,750	$4.90	$219,173
Granted	31,900		4.90
Forfeited	(36,000)		-
Exercised	(136,750)		-
Balance, December 31, 2011	218,450	3,750	$4.90	$-

The following is a summary of the status of stock options outstanding and exercisable as of December 31, 2011 and 2010:

December 31, 2011

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	3.25 years	$4.90	3,750	3.25 years

December 31, 2010

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	359,300	4.25 years	$4.90	2,750	4.25 years

Note 10 – Earnings per Share

The following is a calculation of basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009:

	For the years ended December 31,
	2011	2010	2009
Basic earnings per share

Net income	$15,261,932	$17,220,372	$18,830,787

Weighted shares outstanding-Basic	21,418,389	21,268,972	16,624,294

Earnings per share-Basic	$0.71	$0.81	$1.13

Diluted earnings per share

Net income	$15,261,932	$17,220,372	$18,830,787

Weighted shares outstanding -Basic	21,418,389	21,268,972	16,624,294
Effect of diluted securities-Warrants	-	46,644	206,613
Effect of diluted securities-Options	-	115,251	-
Weighted shares outstanding-Diluted	21,418,389	21,430,867	16,830,907

Earnings per share-Diluted	$0.71	$0.80	$1.12

The Company had outstanding warrants of 1,833,654 as of December 31, 2011, 2010 and 2009. For the year ended December 31, 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods. For the year ended December 31, 2010, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 46,644; 383,654 outstanding warrants that were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the year ended December 31, 2009, the average stock price was greater than the exercise prices of the 1,450,000 warrants which resulted in additional weighted average common stock equivalents of 206,613; 383,654 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

The Company had 218,450 outstanding employee stock options at December 31, 2011. For the year ended December 31, 2011and 2009, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during these periods. For the year ended December 31, 2010, the average stock price was greater than the exercise price of the options which resulted in additional weighted average common stock equivalents of 115,251.

Note 11 – Related Party Transactions

a)	Other payable - related party

On February 24, 2011, the Company borrowed $787,000 from the JV for working capital purposes.  This payable is due on demand with no interest rate.

b)	Borrowings from related party

During year ended December 31, 2011, the Company borrowed a total of $2,679,945 from Mr. Hao Qu, a former employee of XXNGC and a shareholder of the Company, for working capital purposes. The loans were originally due in one year and required interest of 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest was required to be paid on specified due dates beginning on February 16, 2012 through October 31, 2012. On March 22, 2012, the Company entered into an agreement with Mr. Qu, pursuant to which certain borrowings would be due in 2013, rather than in 2012, and would bear a higher rate of interest. The Company hasn’t repaid any principal of the borrowings to date.

Borrowings from Mr. Qu at December 31, 2011, consist of the following:

Short-term at 4.4075% maturing on
May 16, 2012	$699,975
May 17, 2012	299,970
October 31, 2012	360,000
$1,359,945

Long-term at 6.225% maturing on
February 15, 2013	$900,000
March 27, 2013	420,000
$1,320,000

c)	The Wang Loan

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

The Company’s Board of Directors was not notified of the extension of the Wang Loan by the Company, and did not approve the Wang Loan. Upon learning of the existence of the Wang Loan in April 2010, the Board of Directors required that the Wang Loan be immediately repaid. In April 2010, Demaoxing repaid the principal of the Wang Loan and made an interest payment of US$140,722, settling the Wang Loan in full.

Note 12 –Concentrations

Concentration of natural gas vendors:

	For the years ended December 31,
	2011	2010	2009

Numbers of natural gas vendors	2	4	4

Percentage of total natural gas purchases	69%	86%	98%

As of December 31, 2011 and 2010, the Company had $450,553 prepayment and $159,513 payable to its major suppliers, respectively.

The Company maintained long-term natural gas purchase agreements with two of its vendors, Huojia Hualong Petrochemical Co., Ltd. (“Huojia Hualong”) and Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”), as of December 31, 2011.  The Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

Note 13 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements.  The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, New York, USA.  The minimum future payments for leasing land use rights and offices at December 31, 2011 are follows:

Year ending December 31, 2012	$2,026,624
Year ending December 31, 2013	1,888,551
Year ending December 31, 2014	2,253,065
Year ending December 31, 2015	1,901,980
Year ending December 31, 2016	1,844,820
Thereafter	29,833,037
Total	$39,748,077

For the years ended December 31, 2011, 2010 and 2009, the land use right and office lease expenses were $2,013,039, $2,083,039 and $1,623,127, respectively.

Property and Equipment Purchase Commitments

As of December 31, 2011, the Company had purchase commitments totaling $7,569,187 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

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

Capital Contribution

We failed to comply with PRC law in our recent contribution of capital to JBLNG and will be subject to possible fines, penalties and administrative actions until the capital contribution is registered in compliance with PRC law.

In August 2008, the board of directors of XXNGC passed a resolution to increase the registered capital of JBLNG to RMB118, 305,000 through the form of intangible asset contributions. In September 2008, JBLNG obtained its updated business license reflecting the increased registered capital. Pursuant to XXNGC's board resolution, China Natural Gas, Inc. transferred its right to use the two licenses it obtained relating to the design of our LNG facility directly to JBLNG as JBLNG's registered capital. However, we are not a shareholder of JBLNG and are therefore not permitted under PRC law to contribute capital to JBLNG. In addition, PRC law does not allow the contribution of capital in the form of an intangible asset, such as the licenses in issue, where the assets are not owned by the contributor. We are restructuring the capital contribution as a cash contribution and revising our LNG licenses so that the licensee is JBLNG and believe that this capital contribution and license restructuring will comply with PRC laws. However, until we have completed this process, the relevant regulatory authorities may impose fines or penalties, or require us to cease the operations of JBLNG, until such time as these defects are remedied. Any such fines, penalties or delay in operations could have a material and adverse effect on our LNG business in terms of our future growth, financial conditions and results of operations. Currently we do not estimate such fines, penalties and administrative actions to be probable, so we do not recognize them as contingent liabilities in our consolidated financial statements.

VIE Structure

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

Other than the proxy agreement between SXNGE, XXNGC and XXNGC's chairman and shareholders, which does not contain a choice of law or jurisdictional clause, our contractual arrangements with XXNGC are governed by PRC laws and they provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. If XXNGC or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to (i) spend substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot be sure would be effective. However, the legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected. Currently we do not estimate the possibility of such defaults in enforcing the contractual arrangements to be probable, and it will be extremely difficult to make any reliable to the amounts of the potential losses that may be caused by such defaults, so we do not recognize it as a contingent liability in our consolidated financial statements.

Individuals Claims to Certain Shares

Certain shares in XXNGC, our VIE, may be subject to adverse claims.

Six individuals have previously claimed to own 1,200,000 shares of XXNGC's common stock, our main operating company and VIE. They have claimed that they acquired these shares from other shareholders of XXNGC. Based on XXNGC's registered capital of RMB69,000,000 when it became a joint stock limited company in 2004, we believe that the 1,200,000 shares represented 1.74% of XXNGC's outstanding common stock at the time when the six individuals claimed to have acquired the 1,200,000 shares of XXNGC. While we and XXNGC dispute their claim of ownership over the 1,200,000 shares, there is no assurance that XXNGC will prevail if these six individuals pursue their claim in legal proceedings. If these six individuals are found to have legitimate ownership over these shares, XXNGC's shareholding structure may change and our revenues from our contractual arrangements with XXNGC may be reduced. Currently we do not estimate the possibility of such change to the shareholding structure to be probable, so we do not recognize it as a contingent liability in our financial statements.

Legal Proceedings

Other than described below, there have been no material developments in the legal proceedings in which we were involved during the year ended December 30, 2011. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

On August 12, 2011, the Court entered an order appointing Robert Skeway, an individual investor, as lead plaintiff and approving his selection of lead counsel. Lead plaintiff and Raimundo Jo-Fung, another individual investor, who together seek to represent a class of all purchasers and acquirers of the Company’s common stock between March 10, 2010 and September 21, 2011, filed an amended complaint on October 11, 2011. On December 12, 2011, we filed a motion to dismiss. Plaintiff’s counsel filed its opposition to the motion to dismiss on March 2, 2012. We have until April 16, 2012 to file our reply brief with the court.

b)	On June 16, 2008, James A. Garner, a former independent member of the Company’s board filed a lawsuit against the Company and two other board members in New York State Supreme Court, Nassau County. The plaintiff alleges violations of Labor Law § 740, defamation, breach of contract, and fraud. The court ordered the Company to issue 20,000 options to the plaintiff subject to any restrictions required by applicable securities laws and dismissed all of plaintiff's remaining claims. On June 29, 2010, the Court of Appeals of New York denied plaintiff’s motion for leave to appeal.

c)	On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc., as defendants (C.A. No. 12-0048-SLR) (the “Constituent Actions”). The Constituent Actions allege, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans. The Constituent Actions were consolidated on February 14, 2012 and bear the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery.

d)	On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the Constituent Actions. This case has not yet been consolidated with the Constituent Actions, although we believe consolidation will occur soon.

We intend to defend these cases vigorously.  We currently cannot estimate the outcome of these matters as of the date of this Report.

In addition, the Company is involved in disputes and legal actions from time to time in the ordinary course of our business. The Company does not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our operations.

Note 14 – Quarterly Financial Information (Unaudited)

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$24,108,108	$27,313,169	$36,897,375	$35,902,874	$124,221,526
Gross profit	9,720,301	11,231,094	14,178,924	13,087,757	48,218,076
Net income	2,485,831	4,393,685	4,545,093	3,837,323	15,261,932
Basic EPS	0.12	0.21	0.21	0.17	0.71
Diluted EPS	0.12	0.21	0.21	0.17	0.71

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$19,366,823	$21,135,599	$22,326,474	$27,124,727	$89,953,623
Gross profit	9,094,968	9,615,532	9,389,195	11,313,769	39,413,464
Net income	3,995,270	4,560,503	3,584,842	5,079,757	17,220,372
Basic EPS	0.19	0.21	0.17	0.24	0.81
Diluted EPS	0.19	0.21	0.17	0.23	0.80

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$18,527,666	$20,742,520	$20,125,184	$21,670,748	$81,066,118
Gross profit	9,633,652	10,278,190	9,717,692	10,531,545	40,161,079
Net income	4,201,623	3,862,756	4,647,519	6,118,889	18,830,787
Basic EPS	0.29	0.26	0.29	0.29	1.13
Diluted EPS	0.29	0.26	0.29	0.28	1.12

