Form 10-K/A
period 2011-12-31
China Natural Gas, Inc.
filed 2012-04-09
CIK 1120830

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

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;

Part III, Item 14, Principal Accountant Fees and Services.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of China Natural Gas, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, (the “Original Filing”) which was filed with the Securities and Exchange Commission on April 2, 2012. The Company is filing this Amendment No. 1 solely to provide Exhibit 101, which was not included in the Original Filing. Exhibit 101 includes information about the Company in Extensible Business Reporting Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to April 2, 2012.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

2

PART V

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 5 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2012

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

/s/ Shuwen Kang	President and Chief Executive Officer (Principal Executive Officer)	April 9, 2012
Shuwen Kang

Exhibit Index

Number	Description of Exhibit

1.1	Underwriting Agreement, dated September 2, 2009 (incorporated by reference to same Exhibit 1.1 filed with the Registrant’s Form 8-K filed on September 3, 2009).

2.1	Form of Equity Ownership Transfer Agreement (incorporated by reference to same exhibit filed with the Registrant’s Form 8-K filed on December 31, 2008).

3.1	Articles of Incorporation, dated March 31, 1999 (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539); Certificate of Amendment to the Articles of Incorporation, dated May 25, 2000 (incorporated by reference to same exhibit filed with the Registrant's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539); Certificate of Amendment to the Articles of Incorporation, dated October 26, 2007 (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373); Certificate of Amendment to the Articles of Incorporation, dated April 20, 2009 (incorporated herein by reference to Exhibit 5 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File no. 001-34373).

3.2	Registrant's Amended and Restated By-Laws, dated June 14, 2006 (incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K filed June 16, 2006, SEC file no. 000-31539); Amended and Restated By-Laws, dated September 24, 2008 (incorporated by reference to Exhibit 7 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.3	Certificate of Ownership and Merger, dated February 14, 2002 (incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.4	Certificate of Ownership, dated December 12, 2005 (incorporated by reference to Exhibit 3 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

4.1	Registrant’s 2009 Employee Stock Option and Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (333-166422) filed April 30, 2010); Registrant’s 2009 Employee Stock Option and Stock Award Plan – Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 20, 2009).

10.1	Share Purchase Agreement made as of December 6, 2005 among Coventure International Inc., Xi’an Xilan Natural Gas Co., Ltd. and each of Xilan's shareholders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.2	Return to Treasury Agreement between Coventure International Inc. and John Hromyk, dated December 6, 2005 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.3	Purchase Agreement made as of December 20, 2005 between China Natural Gas, Inc. and John Hromyk (incorporated by reference to the exhibit to Registrant’s Form 8-K filed on December 23, 2005).

10.4	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.5	Form of Warrant (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.6	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.7	CNG Product Purchase and Sale Agreement between Xi’an Xilan Natural Gas Co., Ltd. and Zhengzhou Zhongyou Hengran Petroleum Gas Co., Ltd. made as of July 20, 2006, (translated from the original Mandarin) (incorporated by reference to the exhibits to Registrant’s Form 10-KSB filed on April 17, 2007).

10.8	Securities Purchase Agreement, dated August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.9	Registration Rights Agreement, dated August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.10	Consulting Services Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.11	Operating Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.12	Equity Pledge Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.13	Option Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.14	Proxy Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.15	Securities Purchase Agreement, dated December 30, 2007, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.16	Amendment to Securities Purchase Agreement, dated January 29, 2008, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.17	Indenture, dated January 29, 2008, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee, relating to the 5.00% Guaranteed Senior Notes due 2014 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.18	Warrant Agreement, dated January 29, 2008, by and among the Company, Mr. Qinan Ji, Deutsche Bank AG, Hong Kong Branch as Warrant Agent and Deutsche Bank Luxembourg S.A. as Warrant Agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.19	Equity Registration Rights Agreement, dated January 29, 2008, by and between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.20	Investor Rights Agreement, dated January 29, 2008, by and among the Company, its subsidiaries, Mr. Qinan Ji, and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.21	Information Rights Agreement, dated January 29, 2008, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.22	Onshore Share Pledge Agreement, dated January 29, 2008, between the Company and DB Trustees (Hong Kong) Limited, as security agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.23	Account Pledge and Security Agreement, dated January 29, 2008, by and between the Company and DB Trustees (Hong Kong) Limited as Security Agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.24	Natural Gas Purchase Agreement entered by and between Xi' An Xilan Natural Gas Co., Ltd. and China Petroleum Co., Ltd., Changqing Branch, dated July 30, 2006 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.25	Natural Gas Purchase Agreement entered by and between Jiyuan Yuhai Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd. dated, February 28, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.26	Natural Gas Supply Agreement between Jincheng Ming Shi Natural Gas Co., Ltd., Jinan Branch and Xi' An Xilan Natural Gas Co., Ltd. dated March 20, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.27	Natural Gas Purchase Agreement entered by and between Shaanxi Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd., dated July 17, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.28	Independent Director Agreement dated January 1, 2008, by and between China Natural Gas., Inc. and Zhiqiang Wang (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.29	Independent Director Agreement dated July 1, 2008, by and between China Natural Gas., Inc. and Carl Yeung (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.30	Independent Director Agreement dated August 5, 2008, by and between China Natural Gas., Inc. and Lawrence W. Leighton (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.31	Employment Agreement, dated October 10, 2008, by and between China Natural Gas., Inc. and Richard Peidong Wu (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.32	Employment Agreement, dated May 10, 2005, by and between China Natural Gas., Inc. and Qinan Ji (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009); Employment Agreement, dated January 1, 2009, by and between China Natural Gas., Inc. and Qinan Ji (incorporated herein by reference to the Exhibit 10.4 to the Registrant’s Form 10-Q/A filed on July 20, 2009); Employment Agreement dated January 1, 2010, by and between the Company and Qinan Ji (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 9, 2010).

10.33	Equity Ownership Transfer Agreement, dated October 2, 2008, by and between Xi'an Xilan Natural Gas Co., Ltd., Zhihe Zhang and Lingjun Hu (incorporated by reference to the Registrant’s Form 8-K filed on December 31, 2008).

10.34	Joint Venture Agreement dated July 22, 2009 by and between Xi’an Xilan Natural Gas Co., Ltd. and China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (incorporated by reference to the Registrant’s Form 8-K filed on July 28, 2009).

10.35	Strategic Cooperation Framework Agreement dated as of July 6, 2009 by and between Xi’an Xilan Natural Gas Co., Ltd. and China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (incorporated by reference to the Registrant’s Form 8-K filed on July 8, 2009).

10.36	Employment Agreement dated December 20, 2010 between the Company and Shaocheng Xu (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 23, 2010).

10.37	Independent Director Agreement dated November 25, 2010 between the Company and Frank Waung (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 26, 2010).

10.38	Waiver dated February 4, 2009, executed by DB Trustees (Hong Kong) Limited, as trustee under the Indenture governing the Company's 5.0% Guaranteed Senior Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 9, 2010).

10.39	Waiver dated August 14, 2009, by and among the Company and the holders of the Company's 5.0% Guaranteed Senior Notes due 2014 signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 9, 2010).

10.40	Loan Contract of Fixed Asset dated February 26, 2010, by the between Jingbian Xi’an Xilan Liquefied Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.41	Mortgage Contract of Movables dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.42	Contract of Guarantee dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.43	Employment Agreement of Veronica Chen dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 20, 2009).

10.44	Supply Agreement between CNP Changqing Oil Field Branch Company dated November 25, 2010 and Jingbian LNG Company (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on December 1, 2010).

10.45	Coal Bed Methane Purchase Agreement entered by and between Henan Xilan Natural Gas Co., Ltd. and Qinshui Lanyan Coal Bed Methane Co., Ltd. dated January 12, 2009 (Incorporated by reference to the Company’s Form 10-K filed March 14, 2011)

10.46	Natural Gas Supply Agreement between Huojia Hualong Petrochemical Co., Ltd., and Xi' An Xilan Natural Gas Co., Ltd. dated November 16, 2009 (Incorporated by reference to the Company’s Form 10-K filed March 14, 2011)

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

21.1	List of Subsidiaries (incorporated by reference to the exhibits to Registrant’s Form 10-K/A filed on December 28, 2011) (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on April 2, 2010)

23.1	Written consent of Frazer Frost, LLP. (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on April 2, 2010).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on April 2, 2010).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on April 2, 2010).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on April 2, 2010).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on April 2, 2010).

101*	Interactive Data File

* Filed herewith.

