Form 10-Q
period 2012-03-31
China Natural Gas, Inc.
filed 2012-05-15
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of May 10, 2012 was 21,458,654.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,007,512	$9,622,883
Restricted cash	792,000	-
Accounts receivable, net	1,780,849	2,997,845
Other receivables, net	1,457,428	540,646
Employee advances	375,733	285,270
Inventories	1,827,300	1,938,754
Advances to suppliers	7,522,638	4,540,139
Prepaid expense and other current assets	1,356,542	4,470,687
Total current assets	22,120,002	24,396,224

Investment in unconsolidated joint ventures	1,584,000	1,574,000
Property and equipment, net	190,730,403	174,097,754
Construction in progress	40,193,213	45,882,320
Deferred financing cost, net	414,876	517,334
Goodwill	633,730	629,729
Other intangible assets	20,256,737	18,910,244
Prepaid expenses and other assets	4,383,267	10,976,203
TOTAL ASSETS	$280,316,228	$276,983,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior notes- current maturities	$13,164,008	$9,671,682
Current portion of bank loan payable	5,544,000	4,722,000
Accounts payable and accrued liabilities	8,756,354	7,694,423
Other payable - related party	1,734,633	787,000
Short-term borrowing - related party	2,679,945	1,359,945
Unearned revenue	5,664,122	4,280,594
Accrued interest	544,726	1,029,431
Taxes payable	2,055,813	2,626,271
Total current liabilities	40,143,601	32,171,346

LONG-TERM LIABILITIES:
Senior notes, net of current portion	19,746,011	25,791,151
Bank loan payable, net of current portion	7,920,000	9,444,000
Borrowings - related party	-	1,320,000
Warrants liability	17,500,000	17,500,000
Total long-term liabilities	45,166,011	54,055,151
Total liabilities	85,309,612	86,226,497

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 and 21,458,654 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,145	2,145
Additional paid-in capital	83,057,523	82,909,485
Accumulated other comprehensive income	21,576,294	19,817,493
Statutory reserves	10,529,185	10,124,710
Retained earnings	79,674,808	77,903,478
Total China Natural Gas, Inc. stockholders' equity	194,839,955	190,757,311
Noncontrolling interests	166,661	-
Total stockholders' equity	195,006,616	190,757,311
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,316,228	$276,983,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenue
Natural gas	$29,399,687	$20,347,829
Gasoline	825,895	1,307,174
Installation and other	2,051,736	2,453,105
	32,277,318	24,108,108

Cost of revenue
Natural gas	19,274,859	12,099,451
Gasoline	788,144	1,224,724
Installation and other	852,245	1,063,632
	20,915,248	14,387,807

Gross profit	11,362,070	9,720,301

Operating expenses
Selling	4,950,800	3,579,921
General and administrative	2,711,646	2,910,971
	7,662,446	6,490,892

Income from operations	3,699,624	3,229,409

Other income (expense)
Interest income	10,746	6,649
Interest expense	(432,037)	(4,668)
Other income (expense), net	(33,093)	96,956
Change in fair value of warrants	(83)	116,180
Foreign currency exchange loss	(505,940)	(3,042)
	(960,407)	212,075

Income before income tax	2,739,217	3,441,484

Provision for income tax	791,471	955,653

Net income	1,947,746	2,485,831
Less: Loss attributable to noncontrolling interests	(228,059)	-
Net income attributable to China Natural Gas, Inc.	2,175,805	2,485,831

Other comprehensive income
Foreign currency translation gain	1,758,800	1,448,655
Comprehensive income	$3,934,605	$3,934,486

Weighted average shares outstanding
Basic	21,458,654	21,321,904
Diluted	21,458,654	21,358,755

Earnings per share
Basic	$0.10	$0.12
Diluted	$0.10	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Natural Gas, Inc.	$2,175,805	$2,485,831
Add: Loss attributable to noncontrolling interests	(228,059)	-
Net income	1,947,746	2,485,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,411,668	1,821,365
(Recovery of) Provision for doublful accounts	284,740	264,367
Stock-based compensation	148,038	160,897
Change in fair value of warrants	83	(116,180)
Change in assets and liabilities:
Accounts receivable	1,272,022	(598,060)
Other receivables	(1,196,797)	15,304
Employee advances	(88,962)	35,837
Inventories	124,084	(464,199)
Advances to suppliers	(2,961,113)	(673,722)
Prepaid expense and other current assets	3,195,216	(580,447)
Accounts payable and accrued liabilities	997,587	(97,201)
Unearned revenue	1,359,757	(569,659)
Accrued interest	(484,705)	(141,855)
Taxes payable	(588,625)	915,305
Net cash provided by operating activities	7,420,739	2,457,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of property and equipment	(3,192,954)	(105,124)
Additions to construction in progress	(4,744,279)	(4,845,643)
Prepayment on long-term assets	4,962,691	(687,313)
Payment for acquisition of business	(657,421)	-
Payment for intangible assets	(1,506,029)	(71,138)
Net cash used in investing activities	(5,137,992)	(5,709,218)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from short-term debt and other payable, related parties	-	2,081,000
Repayment of long-term debt	(794,000)	-
Repayment of senior notes	(3,333,334)	-
Increase in restricted cash	(794,000)	-
Net cash (used in) provided by financing activities	(4,921,334)	2,081,000

Effect of exchange rate changes on cash and cash equivalents	23,216	55,550

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,615,371)	(1,115,085)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,622,883	10,046,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,007,512	$8,931,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest	$1,194,334	$1,406,911
Income taxes paid	$1,143,667	$-

Non-cash transactions for investing and financing activities:
Construction materials transferred to Construction in progress	$67,185	$4,960,793
Construction in progress transferred to property and equipment	$15,506,551	$-
Advances to suppliers transferred to construction in progress	$-	$7,480,412
Capitalized interest - amortization of discount of notes payable and issuance cost	$1,016,672	$1,016,146
Other assets transferred to construction in progress	$671,615	$545,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Natural Gas, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 and the condensed consolidated statements of income and comprehensive income, and cash flows for the three months ended March 31, 2012 and 2011 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE. Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“XXABC”), Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd (“JV”), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”) and Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements include all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 2, 2012(the "2011 Annual Report").

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its 100% VIE, XXNGC, and XXNGC’s subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

The balance sheet amounts, with the exception of equity, were translated at the March 31, 2012 exchange rate of RMB 6.31 to $1.00 as compared to RMB 6.35 to $1.00 at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2012 and 2011 were RMB 6.30 and RMB 6.57 to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of March 31, 2012 and December 31, 2011, the Company had total deposits of $6,729,092 and $9,236,515, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses to date as a result of this policy.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are allowed for when management has determined that the likelihood of collection is not probable. Uncollectible receivables are written off against the allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $95,653 and $127,619 as of March 31, 2012 and December 31, 2011, respectively.

Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units. As of March 31, 2012 and December 31, 2011, the Company had employee advances in the amount of $375,733 and $ 285,270, respectively.

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

The following are the details of the inventories:

	March 31, 2012	December 31, 2011
Materials and supplies	$1,381,063	$1,529,678
Liquefied natural gas	289,363	298,016
Gasoline	156,874	111,060
	$1,827,300	$1,938,754

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

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,584,000 and $1,574,000 at March 31, 2012 and December 31, 2011, respectively. The JV has not had any operations to date.

The financial position of the JV is summarized below:

	March 31, 2012	December 31, 2011
Current assets	$3,232,653	$3,212,245
Noncurrent assets	-	-
Total assets	$3,232,653	$3,212,245
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	$3,232,653	$3,212,245
Total liabilities and equity	$3,232,653	$3,212,245

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	March 31, 2012	December 31, 2011

Office equipment	$850,421	$823,822
Operating equipment	177,760,305	158,183,281
Vehicles	3,968,787	3,540,962
Buildings and improvements	41,633,345	41,713,318
Total property and equipment	224,212,858	204,261,383
Less accumulated depreciation	(33,482,455)	(30,163,629)
Property and equipment, net	$190,730,403	$174,097,754

Depreciation expense for the three months ended March 31, 2012 and 2011 was $3,189,699 and $1,811,805, respectively.

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

As of March 31, 2012 and December 31, 2011, the Company had construction in progress in the amount of $40,193,213 and $45,882,320, respectively. Interest cost capitalized into construction in progress for the three months ended March 31, 2012 and 2011 amounted to $1,451,394, and $2,276,529, respectively.

Construction in progress at March 31, 2012 and December 31, 2011 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of March 31, 2012, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 13 to the condensed consolidated financial statements.

Project Description	Location	March 31, 2012		Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$6,812,416	(1)	December 2006	September 2012(2)	$382,894	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	9,967,330	(4)	December 2006	December 2015	197,520,662	(5)
Fangzhi District	Fangzhi District, Xi’an, PRC	6,762,667		October 2010	June 2012	6,256,872
Sa Pu Mother Station	Henan Province, PRC	1,158,519		July 2008	June 2013	6,300,000
International Port(6)	International Port District, Xi’an, PRC	5,826,135		May 2009	December 2020	299,400,000
LNG fueling stations	Shaanxi & Henan Province, PRC	971,253		Various	Various	11,700,747
Other Construction in Progress Costs	PRC	8,694,893		Various	Various	2,000,000
		$40,193,213				$523,561,175

Project Description	Location	December 31, 2011	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$6,531,004	December 2006	September 2012	$385,359
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	8,849,299	December 2006	December 2015	198,638,693
Fangzhi District	Fangzhi District, Xi’an, PRC	19,346,484	October 2010	June 2012	1,361,198
Sa Pu Mother Station	Henan Province, PRC	1,090,627	July 2008	June 2013	6,300,000
International Port	International Port District, Xi’an, PRC	5,715,443	May 2009	December 2020	299,400,000
LNG fueling stations	Shaanxi & Henan Province, PRC	899,653	Various	Various	11,692,347
Other Construction in Progress Costs	PRC	3,449,810	Various	Various	3,000,000
		$45,882,320			$520,777,597

(1)	Includes $4,698,036 of construction cost and $2,114,380 of capitalized interest for Phase I of the LNG Project.

(2)	The Company completed most of the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipments imported by the Company and the increased international shipment time for ordered equipments. As certain facilities, including the staff dormitory building are still under construction, the project hasn’t been completely transferred from construction in progress to property and equipment, though a substantial amount of construction in progress has been transferred to property and equipment.

(3)	Includes costs the Company expected to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.7million for the construction of Phase I of the LNG project exceeded the amount originally anticipated by the Company. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which the Company believes resulted from the energy resource exploration activities in nearby areas.

(4)	Includes $6,873,755 of construction cost and $3,093,575 of capitalized interest for Phases II and III of the LNG project.

(5)	This amount reflects the estimated costs of Phases II and III of the LNG project from March 31, 2012 to December 31, 2015, including an estimated $180.3 million of construction costs and $16.6 million of capitalized interest. Such costs should be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)	Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $299,400,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $7,377,160 invested as of March 31, 2012 or sell the construction-in-progress assets to third parties.

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

Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, no impairment indicators were noted at March 31, 2012.

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

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions:

	March 31, 2012	December 31,2011
Annual dividend yield	-	–
Expected life (years)	0.57	0.82
Risk-free interest rate	0.16%	0.10%
Expected volatility	87%	55%

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012.

	Carrying Value at	Fair Value Measurement at
	March	March 31, 2012
	31, 2012	Level 1	Level 2	Level 3
Redeemable liability – warrants	17,500,000	-	17,500,000	-
Derivative liability – warrants	87	-	87	-
Total liability measured at fair value	$17,500,087	$-	$17,500,087	$-

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value based on market rates available to the Company with similar terms (See Notes 5 and 6).

The following is a reconciliation of the beginning and ending balance of warrants liability measured at fair value on a recurring basis as of March 31, 2012:

Beginning balance	$4
Change in fair value	83
Ending balance	$87

The fair value of the warrants was $87 and $4 as of March 31, 2012 and December 31, 2011, respectively. The Company recognized a loss of $83 and a gain of $116,180 for the three months ended March 31, 2012 and 2011, respectively, to reflect the change in fair value of the warrants.

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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at March 31, 2012 and December 31, 2011, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2012 and 2011.

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

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC for the three months ended March 31, 2012 and 2011 amounted to approximately $422,336 and $487,694, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.10 to $0.08 for the three months ended March 31, 2012. For the three months ended March 31, 2011, the basic and diluted earnings per share would decrease from $0.12 to $0.09.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended March 31, 2012. The estimated net operating loss carry-forwards for United States income tax purposes amounted to $11,477,280 as of March 31, 2012, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized through 2032. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2012 and December 31, 2011 for net deferred tax assets resulting from net operating loss carry forwards, stock based compensation and warrants liability. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

Valuation allowance	For the three months ended March 31, 2012	Year ended December 31, 2011
Balance, beginning of period	$4,222,489	$759,872
Increase	477,908	3,462,617
Balance, end of period	$4,700,397	$4,222,489

Provision for income tax is as follow:

	For the three months ended
	March 31,
	2012	2011
Current	$791,471	$955,653
Deferred	-	-
	$791,471	$955,653

The following is a reconciliation of the provision for income tax at the PRC tax rate, to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

	For the three months ended March 31,
	2012	2011
Tax expense at statutory rate-US	35.0%	35.0%
Changes in valuation allowance-US	(35.0)%	(35.0)%
Foreign income tax rate-PRC	25.0%	25.0%
Effect of favorable tax rate	(8.5)%	(9.0)%
Other items (1)	12.4%	11.8%
Effective income tax rate	28.9%	27.8%

(1)	The 12.4% and 11.8% represents $1,365,452 and $1,378,290 in expenses incurred by the Company that are not deductible in the PRC for the three months ended March 31, 2012 and 2011, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $65,375,230 as of March 31, 2012, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

Recent Accounting Pronouncements

None.

Note 3 –Goodwill and Other intangible Assets

Goodwill is the amount the Company paid to acquire 100% of the equity interests of Makou in excess of the fair value of Makou’s identifiable assets and liabilities. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the three months ended March 31, 2012.

Other intangible assets include primarily the technical license related to liquefied natural gas business, which consisted of the following:

	March 31, 2012	December 31, 2011
Operating rights	$5,254,809	$5,221,635
Technical license (LNG)	10,458,862	10,527,223
Land use rights	4,525,807	3,147,108
Other	17,259	14,278
Total	$20,256,737	$18,910,244

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely. The operating rights will not be amortized until their useful life is deemed to be no longer indefinite.

The technical license (LNG) is being amortized over its estimated useful life of 20 years. Amortization expense for the three months ended March 31, 2012 was $135,585. Accumulated amortization at March 31, 2012 was $356,154.

The land use rights are being amortized over their estimated useful life of 30 years. For the three months ended 31, 2012and 2011, amortization expense amounted to $176,229 and 29,175, respectively. As of March 31, 2012, accumulated amortization was approximately $352,929.

Estimated amortization for the next five years and thereafter is as follows:

Date
2012	$528,686
2013	704,915
2014	704,915
2015	704,915
2016	694,183
thereafter	10,271,382
$13,608,996

Note 4 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	March 31, 2012	December 31, 2011
Prepaid rent – natural gas stations	$2,471,592	$2,497,681
Prepayment for acquiring land use right	-	4,596,080
Advances on purchasing equipment and construction in progress	1,911,675	2,297,909
Refundable security deposits	-	592,913
Long term investment deposit	-	991,620
Total	$4,383,267	$10,976,203

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

Long term investment deposit represents for the acquisition of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”) by Xi’an Xilan Natural Gas Co., Ltd., Ltd. (“XXNGC”).

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

On the dates set forth in the table below, the Company will be required to make repayments of the corresponding percentage of the principal amount (or such lesser principal amount as shall be outstanding then) in respect of the aggregate outstanding principal amount of the Senior Notes:

Date	Repayment Percentage
July 30, 2011 (paid on August 5, 2011)	8.3333%
January 30, 2012 (paid on March 7, 2012)	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%
January 30, 2014	25.0000%

The second repayment for 8.3333% of the principal of the Senior Notes was due on January 30, 2012. After negotiation with Abax, the note-holders agreed that the Company could make the payment on or before March 9, 2012. On March 7, 2012, the Company paid the principal due on January 30, 2012 in full plus accrued interest for the period from July 30, 2011 to January 29, 2012, as well as a penalty interest of $28,416 for the period from February 6, 2012 to March 7, 2012. Abax issued a waiver to exempt the Company from any other consequences of the late payment.

Senior notes consist of the following:

	March 31, 2012	December 31, 2011
Notes payable	$37,586,072	$41,053,100
Less discount	(4,676,053)	(5,590,267)
	32,910,019	35,462,833
Less current portion	(13,164,008)	(9,671,682)
	$19,746,011	$25,791,151

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. For the three months ended March 31, 2012 and 2011, the Company amortized $102,458 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress.

Estimated amortization for the next five years and thereafter is as follows:

Year
2012	$307,374
2013	107,502
$414,876

As of March 31, 2012 and December 31, 2011, accumulated amortization was approximately $1,707,633 and $1,605,175, respectively.

The Abax Warrants are presently exercisable and have an exercise price of $7.37 per share, although Abax has not exercised any of the Abax Warrants.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date of January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the three months ended March 31, 2012 and 2011, the Company amortized $914,214 and $913,688 of the discounts, respectively, which were capitalized into construction in progress.

Note 6 –Bank Loan Payable

The Company’s bank loan payable as of March 31, 2012 consists of:

A loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014	$13,464,000
Less current portion	(5,544,000)
$7,920,000

The loan is secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $10,979,923 as of March 31, 2012. Interest expense for the three months ended March 31, 2012 was $243,872 (interest rate applied at March 31, 2012 was 6.90%). According to the loan agreement, the interest rate is fixed throughout each single year and will only be adjusted at the beginning of the next year, based on the base interest rate on the same category of loans for the same term published by the People’s Bank of China. XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. As the People’s Bank of China adjusted the standard interest rate three times in February, April and July 2011, beginning January 1, 2012 the interest rate of these loans was 6.90%. According to an amendment to the loan agreement with the Bank, which was signed on October 2011, the Company is required to make repayments on the long term loan as follows:

xx	Repayment Percentage	Repayment Amount
October 5, 2011 (paid on October 10, 2011)	4.2%	$792,000
December 5, 2011 (paid on December 5, 2011)	20.8%	3,960,000
March 5, 2012 (paid on March 5, 2012)	4.2%	792,000
December 5, 2012	20.8%	3,960,000
March 5, 2013	8.3%	1,584,000
December 5, 2013	16.7%	3,168,000
March 5, 2014	8.3%	1,584,000
December 5, 2014	16.7%	3,168,000
		$19,008,000

Note 7 – Warrants

No warrants were granted, forfeited or exercised during the three months ended March 31, 2012.

The following is a summary of warrants outstanding and exercisable as of March 31, 2012:

Warrants Outstanding and Exercisable as of March 31, 2012

Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	0.57
$7.37	1,450,000	2.83
	1,833,654

Note 8 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations. The contribution was $179,743 and $100,370 for the three months ended March 31, 2012 and 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $63,263,323 and $63,202,798, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of common stock of the Company authorized for issuance and the Company has granted 669,900 stock options as of March 31, 2012, of which 274,750 have been exercised and 176,700 have been cancelled and are available for reissuance. Thus, there are currently 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Compensation expense of $148,038 and $160,897 was recorded during the three months ended March 31, 2012 and 2011, respectively, relating to options granted under the Plan.

As of March 31, 2012, $592,152 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 1 year.

The following is a summary of the status of stock options outstanding and exercisable as of March 31, 2012:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	3 years	$4.90	3,750	3 years

Note 10 – Earnings per Share

The following is a calculation of basic and diluted earnings per common share:

	For the three months ended March 31,
	2012	2011

Basic earnings per share

Net income	$2,175,805	$2,485,831

Weighted shares outstanding-Basic	21,458,654	21,321,904

Earnings per share-Basic	$0.10	$0.12

Diluted earnings per share

Net income	$2,175,805	$2,485,831

Weighted shares outstanding -Basic	21,458,654	21,321,904
Effect of diluted securities-Warrants	-	-
Effect of diluted securities-Options	-	36,851
Weighted shares outstanding-Diluted	21,458,654	21,358,755

Earnings per share-Diluted	$0.10	$0.12

The Company had outstanding warrants of 1,833,654 as of March 31, 2012 and 2011. For the three months ended March 31, 2012 and 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods.

The Company had 218,450 outstanding employee stock options as of March 31, 2012. For the three months ended March 31, 2012, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during this period. For the three months ended March 31, 2011, the average stock price was greater than the exercise price of the options, which resulted in additional weighted average common stock equivalents of 36,851.

Note 11 – Related Party Transactions

a)	Other payable - related party

On February 24, 2011, the Company borrowed $792,000 from the JV for working capital purposes. This payable is due on demand with no interest rate.

b)	Borrowings from related party

As of March 31, 2012, the Company borrowed a total of $2,679,945 from Mr. Hao Qu, a former employee of XXNGC and a shareholder of the Company, for working capital purposes. The loans were originally due in one year and required interest of 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest was required to be paid on specified due dates beginning on February 16, 2012 through October 31, 2012. On March 22, 2012, the Company entered into an agreement with Mr. Qu, pursuant to which certain borrowings would be due in 2013, rather than in 2012, and would bear a higher rate of interest. The Company hasn’t repaid any principal of the borrowings to date.

Borrowings from Mr. Qu at March 31, 2012, consist of the following:

Short-term maturing on
May 16, 2012, at 4.4075%	$699,975
May 17, 2012, at 4.4075%	299,970
October 31, 2012, at 4.4075%	360,000
February 15, 2013, at 6.2250%	$900,000
March 27, 2013, at 6.2250%	420,000
$2,679,945

c)	The Wang loan

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

Note 12 –Concentrations

Concentration of natural gas vendors:

	For the three months ended March 31,
	2012	2011

Numbers of natural gas vendors	3	4

Percentage of total natural gas purchases	79%	89%

As of March 31, 2012 and December 31, 2011, the Company had $824,041 and $450,553, respectively, prepayment to its major suppliers.

The Company maintained long-term natural gas purchase agreements with two of its vendors, Huojia Hualong Petrochemical Co., Ltd. (“Huojia Hualong”) and Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”), as of March 31, 2012. Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

Note 13 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, New York, USA. The minimum future payments for leasing land use rights and offices at March 31, 2012 are follows:

Year ending December 31, 2012	1,592,523
Year ending December 31, 2013	1,895,228
Year ending December 31, 2014	2,261,583
Year ending December 31, 2015	1,910,035
Year ending December 31, 2016	1,850,343
Thereafter	30,902,012
Total	$40,411,724

For the three months ended March 31, 2012 and 2011, the land use right and office lease expenses were $563,996 and $348,788, respectively.

Property and Equipment Purchase Commitments

As of March 31, 2011, the Company has purchase commitments totaling $11,012,954 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

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

On December 12, 2011, the Company filed a motion to dismiss and the motion is now fully briefed. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

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

Note 14– Subsequent Event

On April 9, 2012, a fueling station was closed due to the construction of main subway lines in Xi’an.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

All such forward-looking statements speak only as of the date of this Quarterly Report. We are under no obligation to, nor do we intend to, release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are an integrated natural gas operator in the People’s Republic of China (referred to herein as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of March 31, 2012 our VIE owned and operated 38 CNG fueling stations, including 25 CNG fueling stations in Shaanxi Province, 12 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the three months ended March 31, 2012, we sold 36,385,620 cubic meters of CNG through our fueling stations, compared to 38,785,147 cubic meters for the three months ended March 31, 2011. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into liquefied natural gas (“LNG”) business and generate significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011. As of March 31, 2012, we had begun construction of ten LNG fueling stations in Shaanxi and Henan Provinces.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

●	continue to grow our LNG business through the ongoing construction of JBLNG and through the construction of LNG fueling stations in Shaanxi, Henan and Hubei Provinces;

●	capitalize on the opportunities arising from the busy shipping activities on the Yangtze River by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations along the course of the Yangtze River, as well as continued development of conversion technologies and operations to modify river vessels to run on a mixture of LNG and diesel; and

●	continue to expand our CNG business into Hubei Province by acquiring existing stations. We are currently evaluating additional sites for CNG fueling stations in Hubei Province.

For additional information regarding these growth initiatives, please see “Recent Developments” below.

Current Operations

We currently operate five main business lines:

●	distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles. As of March 31, 2012, our VIE owned and operated 38 fueling stations in total;

●	installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 117,270 residential customers as of March 31, 2012;

●	production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from commercial production and sales of LNG started on July 16, 2011.

●	distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (three of our VIE-owned CNG fueling stations were selling gasoline as of March 31, 2012); and

●	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

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

We had total revenues of $32,277,318 and $24,108,108 for the three months ended March 31, 2012 and 2011, respectively. We had net income of $2,175,805 and $2,485,831 for the three months ended March 31, 2012 and 2011, respectively.

Recent Developments

LNG Business

As of March 31, 2012, we had invested $68.6 million in Phase I of the LNG project located in Jingbian Country, Shaanxi Province and expected to invest approximately an additional $0.3 million to satisfy installment payments to contractors. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Hunan Ruihua Energy Equipment Ltd. and Zhangjiagang Jingtianwei Energy Ltd. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

The total expected cost of $68.9 million for the construction of Phase I of the LNG project is higher than what we originally anticipated. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which we believe resulted from the energy resource exploration activities in nearby areas. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipment imported by the Company and the increased international shipment time for ordered equipment.

In addition, as of March 31, 2012, we had invested $43.9 million for the construction of phases II and III of Jingbian LNG plant. We estimate that a further aggregate investment of $197.5 million will need to be made through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant is December 2015.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station initially serves as a working model to showcase the market potential of LNG to future users rather than to generate revenues. As of March 31, 2012, ten LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces.

Hubei Province and Yangtze River

As of March 31, 2012, we had made certain progress in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. We are currently going through necessary procedures to prepare for the building of these LNG stations.

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

On June 28, 2011, our VIE, XXNGC, entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”). Pursuant to the Transfer Agreement, XXNGC acquired a 58.5284% ownership of XTJH for a total purchase price of approximately $1,905,099 (RMB 12,290,964). During the first quarter of 2012, we completed the acquisition of XTJH, and have our own fueling station available locally, which increases our revenue and share in the local market.

As of March 31, 2012, we also engaged in developing market demand for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions, in October, 2011, we closed another CNG fueling station in Shaanxi Province because the district will be demolished for urban redevelopment, and in March 2012, we acquired one CNG fueling station in Hubei Province. As a result, as of March 31, 2012, XXNGC and its subsidiary operated 25 CNG fueling stations in Shaanxi Province, 12 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Four gasoline fueling stations were closed in November and December 2010, due to changes in market conditions in their respective local areas. During the first quarter of 2011, we reopened one of the previously closed gasoline fueling stations and during the second quarter of 2011, we closed another station. During the fourth quarter of 2011, we closed another two of our gasoline fueling stations due to changes in market situations. In March 2012, we acquired one station in Hubei Province. As of March 31, 2012, we operated three gasoline fueling stations.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG business. As of March 31, 2012, we operated 38 CNG fueling stations in total, with 25 CNG fueling stations in Shaanxi Province alone, therefore maintaining a stable and significant presence in these vital market regions. Upon the successful completion of the acquisition of XTJH, we have our own fueling station available locally in Hubei Province, which enhances our presence in the region and increases our revenue and share in the local market. We plan to expand the network of our VIE-owned CNG fueling stations through constructing new stations as well as acquiring existing stations, when we consider the market conditions to be favorable. We are currently evaluating sites for additional CNG fueling stations in Hubei Province.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the three months ended March 31, 2012 and the estimated net operating loss carry-forwards for United States income tax purposes amounted to $11,477,280 and $10,259,949 as of March 31, 2012 and December 31, 2011, respectively, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2032. Our management believes that the realization of the benefits arising from these net operating loss carry-forwards appears to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at March 31, 2012.

The PRC

Our subsidiary, VIE and its subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western regions of the PRC such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC), Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd. (referred to as Makou, a wholly owned subsidiary of HBXNGC) and Xiantao City Jinhua Gas and Oil Co., Ltd. (referred to as XTJH, a holding subsidiary of HBXNGC) are subject to the 25% PRC income tax rate. Our effective income tax rate for the three months ended March 31, 2012 and 2011 were approximately 28.9% and 27.8%, respectively.

Value-Added Tax. Sales revenue represents the invoiced value of goods, net of a value-added tax, or VAT. The products of our VIE, XXNGC, and three of XXNGC’s subsidiaries, Lingbao Yuxi, Makou and XTJH, that are sold in the PRC are subject to a PRC VAT at a rate of 13% of the gross sales price. Under PRC tax laws, the VAT may be offset by VAT paid by XXNGC or Lingbao Yuxi or Makou or XTJH, as applicable, on purchased raw materials and other materials included in the cost of producing their finished products. XXNGC recorded VAT payable and VAT receivable net of payments in our financial statements. The VAT tax return is filed offsetting the payables against the receivables. When output tax of VAT is greater than input tax of VAT, the tax difference will be paid to the tax bureaus at different government levels.

All revenues from XXNGC’s wholly owned subsidiary, XXABC, are subject to a PRC VAT at a rate of 6%. This VAT cannot be offset with VAT paid for purchased materials included in the cost of revenues.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended		Increase	Increase
	March 31, 2012	March 31, 2011	(decrease) in dollar amount	(decrease) in percentage
Natural gas from fueling stations	$17,887,852	$18,256,422	$(368,570)	(2.0)%

Natural gas from pipelines	2,428,794	2,091,407	337,387	16.1%

Liquefied natural gas	9,083,041	-	9,083,041	-

Gasoline	825,895	1,307,174	(481,279)	(36.8)%

Installation	1,615,808	2,011,694	(395,886)	(19.7)%

Automobile conversion	435,928	441,411	(5,483)	(1.2)%

Total	$32,277,318	$24,108,108	$8,169,210	33.9%

Overall. Total revenue for the three months ended March 31, 2012 increased to $32,277,318 from $24,108,108 for the three months ended March 31, 2011, an increase of $8,169,210 or 33.9%, due to the reasons discussed below. We sold 70,224,293 cubic meters of natural gas, including 44,179,296 cubic meters of CNG and 26,044,997 cubic meters (15,832.8 tons) of LNG, during the three months ended March 31, 2012, compared to 45,906,401 cubic meters during the three months ended March 31, 2011. For the three months ended March 31, 2012, 93.6% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 6.4% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations decreased by 2.0%, or $368,570, to $17,887,852 for the three months ended March 31, 2012, from $18,256,422 for the three months ended March 31, 2011, and contributed 55.4% of our total revenue for the three months ended March 31, 2012, which was the largest contributor to revenue among our major business lines. During the three months ended March 31, 2012, we sold 36,385,620 cubic meters of CNG, compared to 38,785,147 cubic meters during the three months ended March 31, 2011, through our fueling stations, due to the closure of two fueling stations in 2011. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the three months ended March 31, 2012 and 2011, net of VAT. With respect to average sales revenue and volume per station, in the three months ended March 31, 2012, we sold approximately $470,733 and 957,516 cubic meters of CNG per station, respectively, compared to approximately $480,432 and 1,020,662 cubic meters, respectively, in the three months ended March 31, 2011. The reason for the decline in per station sales was primarily due to the construction of main subway lines in Xi’an, which caused certain bus routes to deviate from our stations and resulted in decreased sales.

Natural Gas from Pipelines. Natural gas revenue from our pipelines increased by 16.1%, or $337,387, to $2,428,794 for the three months ended March 31, 2012, from $2,091,407 for the three months ended March 31, 2011, and contributed 7.5% of our total revenue for the three months ended March 31, 2012. As of March 31, 2012, we had 117,270 pipeline customers, an increase of 1,483 customers from 115,787 customers as of March 31, 2011. We sold 7,793,676 cubic meters of natural gas through our pipelines for the three months ended March 31, 2012, compared to 7,121,254 cubic meters for the three months ended March 31, 2011, an increase of 9.4%, primarily due to the fact that the compressor station in Makou did not operate at full capacity due to an electricity quota limit set by the local government for the three months ended March 31, 2011, and the quota was revoked during the three months ended March 31, 2012.

Liquefied Natural Gas. Our LNG production facility in Jingbian County, Shaanxi Province started operations in July 2011. Revenue from LNG was $9,083,041 for the three months ended March 31, 2012, and contributed 28.1% of our total revenues for the three months ended March 31, 2012. We sold 26,044,997 cubic meters of LNG, and the average unit selling price per cubic meter was $0.35 (RMB 2.20), net of VAT, during the three months ended March 31, 2012.

Gasoline. Revenue from gasoline sales decreased by 36.8%, or $481,279, to $825,895 for the three months ended March 31, 2012, from $1,307,174 for the three months ended March 31, 2011, and contributed 2.6% of our total revenue for the three months ended March 31, 2012. The decrease was primarily attributable to the sales volume decrease of 45.2% from 1,495,015 liters to 819,652 liters, because of the closure of six gasoline fueling stations during the fourth quarter of 2010 and the fourth quarter of 2011. The average unit sales price of gasoline increased by 10.5%, from $0.87 (RMB 5.74) per liter, net of VAT, in the three months ended March 31, 2011 to $1.01 (RMB 6.35) per liter in the three months ended March 31, 2012, compensating for the significant decrease in sales volume to a certain degree.

Installation Services. Revenue from installation services decreased by 19.7%, or $395,886, to $1,615,808, for the three months ended March 31, 2012 from $2,011,694 for the three months ended March 31, 2011, mainly due to the decrease of customers, and contributed 5.0% of our total revenue for the three months ended March 31, 2012. Revenue from our four largest customers accounted for 55.1%, 24.9%, 9.9% and 8.6%, respectively, of our total installation revenue for the three months ended March 31, 2012.

Automobile Conversion Services. Revenue from our automobile conversion division decreased by 1.2%, or $5,483, to $435,928 for the three months ended March 31, 2012, from $441,411 for the three months ended March 31, 2011, mainly due to the decrease of customers, and contributed 1.4% of our total revenue for the three months ended March 31, 2012.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the years indicated:

	Three Months Ended		Increase	Increase
	March 31, 2012	March 31, 2011	(decrease) in dollar amount	(decrease) in percentage
Natural gas from fueling stations	$9,925,025	$10,482,954	$(557,929)	(5.3)%

Natural gas from pipelines	1,854,027	1,616,497	237,530	14.7%

Liquefied natural gas	7,495,807	-	7,495,807	-

Gasoline	788,144	1,224,724	(436,580)	(35.6)%

Installation	587,883	788,364	(200,481)	(25.4)%

Automobile conversion	264,362	275,268	(10,906)	(4.0)%

Total	$20,915,248	$14,387,807	$6,527,441	45.4%

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

Our cost of revenue for the three months ended March 31, 2012 was $20,915,248, an increase of $6,527,441, or 45.4%, from $14,387,807 for the three months ended March 31, 2011, mainly attributable to the addition of costs of revenue of LNG, which started in July 2011, and the increase in average procurement costs of natural gas. Our average costs of revenue of all natural gas sold per cubic meter remained stable at $0.27 (RMB 1.73) for the three months ended March 31, 2012 and 2011. As a comparison, our total revenues increased by 33.9% for the three months ended March 31, 2012 from the three months ended March 31, 2011.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas sold through our fueling stations decreased by 5.3%, or $557,929, to $9,925,025 for the three months ended March 31, 2012, from $10,482,954 for the three months ended March 31, 2011. The average procurement costs per cubic meter of our natural gas for our fueling stations decreased from $0.27 (RMB 1.78), net of VAT, for the three months ended March 31, 2011, to $0.27 (RMB 1.71), net of VAT, for the three months ended March 31, 2012. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the three months ended March 31, 2012.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 14.7%, or $237,530, to $1,854,027 for the three months ended March 31, 2012, from $1,616,497 for the three months ended March 31, 2011. The increase was primarily due to the increase in sales volume.

Liquefied Natural Gas. Cost of revenue from LNG was $7,495,807 for the three months ended March 31, 2012, and the average cost of revenue per cubic meter was $0.29 (RMB 1.81), net of VAT, during the three months ended March 31, 2012.

Gasoline. Cost of gasoline revenue decreased by 35.6% or $436,580, to $788,144 for the three months ended March 31, 2012, from $1,224,724 for the three months ended March 31, 2011. The decrease of cost of gasoline revenue was primarily due to the closure of six gasoline fueling stations of ours during the fourth quarter of 2010 and the fourth quarter of 2011. The average procurement cost per liter increased from $0.82 (RMB 5.38), net of VAT, for the three months ended March 31, 2011 to $0.96 (RMB 6.06), net of VAT, for the three months ended March 31, 2012.

Installation Services. Cost of revenue from our installation services decreased by 25.4%, or $200,481, to $587,883 for the three months ended March 31, 2012 from $788,364 for the three months ended March 31, 2011, primarily as a result of the increase in the number of our pipeline customers.

Automobile Conversion Services. Cost of our automobile conversion revenue decreased by 4.0%, or $10,906, to $264,362 for the three months ended March 31, 2012 from $275,268 for the three months ended March 31, 2011, which is consistent with the increase in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the years indicated:

	Three Months Ended		Increase	Increase
	March 31, 2012	March 31, 2011	(decrease) in dollar amount	(decrease) in percentage
Natural gas from fueling stations	$7,962,827	$7,773,468	$189,359	2.4%

Natural gas from pipelines	574,767	474,910	99,857	21.0%

Liquefied natural gas	1,587,234	-	1,587,234	-

Gasoline	37,751	82,450	(44,699)	(54.2)%

Installation	1,027,925	1,223,330	(195,405)	(16.0)%

Automobile conversion	171,566	166,143	5,423	3.3%

Total	$11,362,070	$9,720,301	$1,641,769	16.9%

We earned a gross profit of $11,362,070 for the three months ended March 31, 2012, an increase of $1,641,769, or 16.9%, from $9,720,301 for the three months ended March 31, 2011. The increase in gross profit was primarily attributable to the increase in sales revenues, although our gross profit margin decreased, as discussed below.

Gross Margin

Gross margin for natural gas sold through our fueling stations increased from 42.6% for the three months ended March 31, 2011 to 44.5% for the three months ended March 31, 2012, primarily due to lower purchasing cost of natural gas.

Gross margin for natural gas sold through pipelines was 23.7% for the three months ended March 31, 2012, increased from 22.7% for the three months ended March 31, 2011, primarily due to lower purchasing costs of natural gas.

Gross margin for our LNG business was 17.5% for the three months ended March 31, 2012. This gross margin is lower than that of CNG sold through fueling stations, because till the end of the first quarter of 2012, we had been selling LNG only to industrial customers at wholesale price. We expect that the gross margin of LNG sales may be improved after our own LNG fueling stations start operations and sell LNG at retail price.

Gross margin for gasoline sales decreased from 6.3% for the three months ended March 31, 2011 to 4.6% for the three months ended March 31, 2012, primarily due our average purchasing costs of gasoline had increased at a greater rate than that of our average sales price of gasoline.

Gross margin for our installation business increased slightly to 63.6% for the three months ended March 31, 2012, from 60.8% for the three months ended March 31, 2011.

Gross margin for our automobile conversion business increased from 37.6% for the three months ended March 31, 2011 to 39.4% for the three months ended March 31, 2012.

Our total gross margin decreased from 40.3% for the three months ended March 31, 2011 to 35.2% for the three months ended March 31, 2012, primarily due to the current lower gross margin level of our LNG business, as compared to the gross margins of those business lines making greatest contribution to revenue.

Operating Expenses

We incurred operating expenses of $7,662,446 for the three months ended March 31, 2012, an increase of $1,171,554, or 18.0%, from $6,490,892 for the three months ended March 31, 2011.

Selling expenses increased by $1,370,879, or 38.3%, to $4,950,800 for the three months ended March 31, 2012, from $3,579,921 for the three months ended March 31, 2011, primarily due to the increase of $566,695 in depreciation mainly associated with the operations of our LNG plant, which started in July 2011, $190,128 in rental expense, and $167,328 in salaries. Transportation cost during the year ended December 31, 2012 was approximately $2,723 per million cubic meters of natural gas, compared to $3,721 per million cubic meters of natural gas for the year ended December 31, 2011. The decrease was mainly attributable to the lower average transportation cost of LNG due to the decrease in its unit volume as a result of liquification.

General and administrative expenses decreased by $199,325, or 6.8%, from $2,910,971 for the three months ended March 31, 2011 to $2,711,646 for the three months ended March 31, 2012, primarily attributable to the decrease of $648,273 in legal fees, offset by the increase of $531,301 in preliminary expenses associate with our acquisition of XTJH.

Income from Operations and Operating Margin

Income from operations increased by $470,215, or 14.6%, to $3,699,624 for the three months ended March 31, 2012 from $3,229,409 for the three months ended March 31, 2011, primarily attributable to the realization of revenue and gross profit of LNG, which started in July 2011. Our operating margin for the three months ended March 31, 2012 was 11.5%, as compared to 13.4% for the three months ended March 31, 2011.

Non-Operating Income (Expense)

Non-operating expense was $960,407 for the three months ended March 31, 2012, as compared to non-operating income of $212,075 for the three months ended March 31, 2011, primarily due to the foreign currency exchange loss of $505,940 during the three months ended March 31, 2012, mainly attributable to the loss on the Abax Senior Notes caused by material appreciation of the RMB against USD in recent years because such notes were denominated in RMB, while the repayment of the principals as well as interest should be made in USD equivalent, as compared to a loss of $3,042 for the year ended December 31, 2011.

Provision for Income Tax

Income tax was $791,471 for the three months ended March 31, 2012, as compared to $955,653 for the three months ended March 31, 2011. The decrease was primarily due to lower income before income tax for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The effective income tax rate increased from 27.8% to 28.9% over this period, primarily attributable to foreign currency exchange loss related to the Abax Senior Notes, which was not subject to income tax because we had incurred a net operating loss for income tax purpose for the three months ended March 31, 2012.

Net income

Net income decreased to $1,947,746 for the three months ended March 31, 2012, by $538,085, or 21.6%, from $2,485,831 for the three months ended March 31, 2011. Net margin decreased to 6.0% for the three months ended March 31, 2012 from 10.3% for the three months ended March 31, 2011, primarily due to the increase in non-operating expenses.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. Our principal uses of cash have been, and are expected to continue to be, working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian County, Shaanxi Province and other projects. Due to the required repayment of 33.3% of the principal of the Abax Senior Notes, 29.2% of the principal of the loan from Shanghai Pudong Development Bank, and the short-term loans from Mr. Hao Qu, all of which are payable within one year from March 31, 2012, our current liabilities were larger than current assets as of March 31, 2012, resulting in negative working capital. On March 22, 2012, we entered into an agreement with Mr. Hao Qu to extend the maturity dates of certain borrowing totaling $1.32 million to 2013. We will continue to obtain new short-term bank loans to finance our working capital, and long term loans to fund our capital expenditure projects, if necessary.

As of March 31, 2012, we had $7,007,512 of cash and cash equivalents on hand, compared to $9,622,883 of cash and cash equivalents as of December 31, 2011. The decrease was primarily attributable to the construction of the LNG plant and other projects, and the repayment of the loans from Shanghai Pudong Development Bank and of the principal of the Abax Senior Notes.

Net cash provided by operating activities was $7,420,739 for the three months ended March 31, 2012, compared to net cash provided by operating activities of $2,457,583 for the three months ended March 31, 2011.The increase was primarily due to the decrease in prepaid expense and other current assets, and increase in unearned revenue, and adjustments for non-cash expense items, including depreciation and amortization expenses, offset mainly by the increase in advances to suppliers and in other receivables.

Net cash used in investing activities decreased from $5,709,218 for the three months ended March 31, 2011 to $5,137,992 for the three months ended March 31, 2012, primarily due to the decrease in prepayment on long-term assets.

Net cash used in financing activities was $4,921,334 for the three months ended March 31, 2012, primarily due to the repayment of the principals of the Abax Senior Notes and of the long term loan from Shanghai Pudong Development Bank (or “SPDB”), and increase in restricted cash. On a comparable basis, net cash from financing activities was $2,081,000 for the three months ended March 31, 2011, due to the short-term loans borrowed from Mr. Hao Qu and our joint venture company, Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd..

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

Capital Expenditures

Our planned capital expenditures as of March 31, 2012 were approximately $224.2 million through December 2015, the majority of which were to be incurred in connection with Phase II and III of the LNG facility in Jingbian County, Shaanxi Province, the construction or acquisition of additional fueling stations and compressor stations, and the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures mainly through cash flows from operations as well as through potential bank loans or other forms of borrowing.

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

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends and disposition of properties as well as being obligated to maintain certain financial ratios. On August 5, 2011, the Company paid the first balance due equal to 8.3333% of the principal amount outstanding. The second repayment for 8.3333% of the principal of the Senior Notes was due on January 30, 2012. After negotiations with Abax, the note-holders agreed that the Company could make the payment on or before March 9, 2012. On March 7, 2012, the Company paid $4,946,541 to Abax, including $3,838,949 of the principal due on January 30, 2011 in full (with foreign currency exchange loss of $505,615), plus accrued interest of $1,079,176, as well as penalty interest of $28,416. Abax issued a waiver to exempt the Company from any other consequences of the late payment.

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with Shanghai Pudong Development Bank Xi’an Branch (“SPDB”), pursuant to which the SPDB agreed to lend $18,564,000 to JBLNG. SPDB transferred $13,923,000 and $4,641,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing the second year. As the People’s Bank of China adjusted the standard interest rate several times in 2011 and 2010, beginning January 1, 2012 the interest rate of these loans had been adjusted to 6.90%.The repayment term was amended in October 2011. According to the amended contract, the loan period is 58 months from the date of effectiveness of the contract, and will be repaid twice a year, with the last repayment no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within PRC. Pursuant to the long-term loan agreement with Pudong Development Bank Xi’an Branch, the Company repaid the principal of $775,000 (RMB 5,000,000), $3,875,000 (RMB 25,000,000) and $775,000 (RMB 5,000,000) to the SPDB on October 10, 2011, December 31, 2011 and March 5, 2012, respectively.

Contractual Obligations

Our contractual obligations are as follows:

			Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Long-term debt obligations(1)	$32,910	$13,164	$19,746	$-	$-
Operating lease obligations(2)	40,412	1,593	4,157	3,760	30,902
Purchase obligations (3)	11,013	11,013	-	-	-
Other long-term liabilities reflected on balance sheet (4)	17,500	-	-	17,500	-
Related party debt (5)	2,680	2,680	-	-	-
Long-term loan	13,464	5,544	7,920	-	-
Total	$117,979	$33,994	$31,823	$21,260	$30,902

(1) Please refer to Note 5 to our consolidated financial statements for the three months ended March 31, 2012.

(2) The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, United States of America (“USA”).

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

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of March 31, 2012, we maintained long-term natural gas purchase agreements with one of our vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd. (“Qinshui Lanyan”). We do not expect any issues or difficulties in renewing our supply contracts with the vendor going forward.

We continued to seek lower-cost sources of supply and did not have commitments for the purchasing volume of natural gas to any suppliers except Qinshui Lanyan. Pursuant to the agreement with Qinshui Lanyan, we should purchase from Qinshui Lanyan a daily volume of approximately 200,000 cubic meters of coal bed gas. Prices of natural gas are strictly controlled by the PRC government.

The sales prices of both pipeline natural gas in Shaanxi Province and vehicular fuel in the city of Xi’an were raised on October 20, 2010. The sales price of pipeline natural gas in Shaanxi Province increased by $0.03 (RMB 0.23) per cubic meter for residential use. The sales prices for commercial and industrial use were increased by $0.05 and $0.08 (RMB 0.35 and RMB 0.55) per cubic meter, respectively. Additionally, the sales price of CNG for vehicular fuel in Xi’an was adjusted based on the target ratio of 0.6:1 to the retail price of Grade 90 gasoline. The retail price of CNG increased by $0.14 (RMB 0.90) per cubic meter. The adjusted prices took effect on October 20, 2010.

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

The balance sheet amounts, with the exception of equity, were translated at the March 31, 2012 exchange rate of RMB 6.31 to $1.00 as compared to RMB 6.35 to $1.00 at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2012 and 2011 were RMB 6.30 and RMB 6.57 to $1.00, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial position and results of operations contained in this Form 10-Q is based on our consolidated financial statements, contained elsewhere herein. The preparation of these financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes in the development of our accounting estimates or the assumptions underlying those estimates, or the accounting policies that we disclosed as our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and provide disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2012 and 2011, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2012 and 2011.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had interest-bearing long-term and short-term debts outstanding in an aggregate of $49,053,964 at March 31, 2012. The fixed-rate long-term debt, or the notes payable to Abax of $32,910,019, is due in installments beginning in July 2012 through January 2014. The most recent repayment of 8.3333% of the principal of the notes payable was due on January 30, 2012. After negotiations with Abax, the note-holders agreed that the Company could make the payment before March 9, 2012. On March 7, 2012, the Company paid the portion of the principal due on January 30, 2012 in full plus accrued interest for the period from July 30, 2011 to January 29, 2012, as well as a penalty interest of $28,416 for the period from February 6, 2012 to March 8, 2012. Abax issued a waiver to exempt the Company from any other consequences of the late payment. The fixed-rate loan from a related party of $2,679,945 is due during 2012. The remaining balance in the amount of $13,464,000, or the loan from Pudong Development Bank, bears interest at floating rates, and is due between 2012 and 2014. We repaid principal of $775,000 (RMB 5,000,000) due on March 5, 2012.We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the stockholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $1,758,800 for the three months ended March 31, 2012, to reflect the impact of the fluctuation of RMB against USD.

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

On December 12, 2011 the Company filed a motion to dismiss and the motion is now fully briefed. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the three months ended March 31, 2012, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the three months ended March 31, 2012:

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

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2011), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at March 31, 2012 were not effective.

Management’s Remediation Initiatives

In response to the above identified material weaknesses in general and to strengthen our internal control over financial reporting, we have taken or will take the following remediation initiatives:

1)	Developing a comprehensive training and development plan for our accounting personnel, including our Chief Financial Officer, Financial Controller and others, in the knowledge of the principles and rules of U.S. GAAP and the SEC requirements in the application thereof.

2)	The Company appointed Mr. Shuwen Kang to replace Mr. Qinan Ji as Chief Executive Officer of the Company. Mr. Shuwen Kang is familiar with the Company’s management and operations and has extensive experience in the natural gas industry and we believe he is qualified and competent to serve effectively as the Company’s CEO.

3)	Resignation in August 2011 of certain employees involved in concealing the related party nature of the Wang Loan;

4)	Appointment of an Independent Controller reporting to the Audit Committee of the Board of Directors;

5)	Re-engagement of Ernst & Young Advisory to further improve procedures required to comply with the internal control over financial reporting and disclosure control provisions of the Sarbanes Oxley Act and to provide training to employees regarding U.S. GAAP, internal controls over financial reporting and disclosure controls and procedures;

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

Of the above items, Item 1 through to Item 9 have been completed.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2011 the Company filed a motion to dismiss and the motion is now fully briefed. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

b)	On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc., as defendants (C.A. No. 12-0048-SLR) (the Constituent Actions”). The Constituent Actions allege, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans. The Constituent Actions were consolidated on February 14, 2012 and bear the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery.

c)	On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the constituent actions. This case has not yet been consolidated with the constituent actions, although we believe consolidation will occur soon.

We intend to defend these cases vigorously. We currently cannot estimate the outcome of these matters as of the date of this Report.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in the Annual Report on Form 10-K for the year ended December 31, 2011, other than as set forth below. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the 2011 Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PR	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Natural Gas, Inc.

May 15, 2012	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

May 15, 2012	By:	/s/ Zhaoyang Qiao
Zhaoyang Qiao
Chief Financial Officer
(Principal Financial and Accounting Officer)

