Form 10-Q/A
period 2012-03-31
China Natural Gas, Inc.
filed 2012-06-25
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q (the “Amendment”) amends and restates in its entirety the Quarterly Report on Form 10-Q of China Natural Gas, Inc. (the “Company”) for the quarter ended March 31, 2012 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2012. The Original Filing was reviewed by Sherb & Co., LLP, an independent registered public accounting firm (“Sherb”), which did not take any exceptions to the Original Filing. However, Sherb was not in a position to provide a formal approval for the Original Filing since it had reviewed the Original Filing without being formally engaged by the Audit Committee at the time of the filing of the Original Filing and, as such, the Original Filing was deemed not reviewed by an independent registered public accounting firm as required by Rule 10-01(d) of Regulation S-X. Subsequently, effective June 7, 2012, the Company has engaged WWC, P.C. as its independent registered public accounting firm (“WWC”), as reported in the Company’s public filings with the SEC. To the extent necessary and appropriate, WWC will perform the necessary review of the Company’s interim financial statements and related notes for the quarter ended March 31, 2012, following which review, the Company will file another amendment to the Original Filing to include such reviewed interim financial statements and notes thereto.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and Unreviewed)

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

(Unaudited and Unreviewed)

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

(Unaudited and Unreviewed)

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

China Natural Gas, Inc. and Subsidiaries

Notes to Unaudited and Unreviewed Condensed Consolidated Financial Statements

INTRODUCTORY NOTE:

On May 15, 2012, the Company filed its Form 10-Q for the quarter ended March 31, 2012 (the “Original Filing”). The Original Filing was reviewed by Sherb & Co., LLP, an independent registered public accounting firm (“Sherb”), which did not take any exceptions to the Original Filing. However, Sherb was not in a position to provide a formal approval for the Original Filing since it had reviewed the Original Filing without being formally engaged by the Audit Committee at the time of the filing of the Original Filing and, as such, the Original Filing was deemed not reviewed by an independent registered public accounting firm as required by Rule 10-01(d) of Regulation S-X. Subsequently, effective June 7, 2012, the Company has engaged WWC, P.C. as its independent registered public accounting firm (“WWC”), as reported in the Company’s public filings with the SEC. To the extent necessary and appropriate, WWC will perform the necessary review of the Company’s interim financial statements and related notes for the quarter ended March 31, 2012, following which review, the Company will file another amendment to the Original Filing to include such reviewed interim financial statements and notes thereto.

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

China Natural Gas, Inc.

June 25, 2012	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

June 25, 2012	By:	/s/ Zhaoyang Qiao
Zhaoyang Qiao
Chief Financial Officer
(Principal Financial and Accounting Officer)

