Form 10-Q/A
period 2012-03-31
China Natural Gas, Inc.
filed 2012-07-20
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This amendment No. 2 to Form 10-Q (the “Amendment”) amends and restates the Quarterly Report on Form 10-Q of China Natural Gas, Inc (the “Company”) for the quarter ended March 31, 2012 (the “Original Filing”), which was filed with the Securities and Exchange Commission on May 15, 2012 and amended on June 25, 2012. The Original Filing was reviewed by Sherb & Co., LLP, an independent registered public accounting firm (“Sherb”), which did not take any exceptions to the Original Filing. However, Sherb was not in a position to provide a formal approval for the Original Filing since it had reviewed the Original Filing without being formally engaged by the Audit Committee of the Company’s Board of Directors at the time of the filing of the Original Filing and, as such, the Original Filing was deemed not reviewed by an independent registered public accounting firm as required by Rule 10-01(d) of Regulation S-X. On June 7, 2012, the Company engaged WWC, P.C. as its independent registered public accounting firm (“WWC”) and the interim financial statements and the accompanying notes included in this Amendment have now been reviewed by WWC. This Amendment includes a copy of WWC’s report pursuant to Rule 10-01(d) of Regulation S-X.

This Amendment also restates the previously filed unreviewed financial statements in their entirety and amends all information in the Original Filing, including events occurred subsequent to the date of the Original Filing, and Item 6 of Part II to provide currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment. The currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

WWC, P.C. CERTIFIED PUBLIC ACCOUNTANTS

To: The Board of Directors and Stockholders of
China Natural Gas, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of China Natural Gas, Inc. as of March 31, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the three months periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

WWC, P.C.

San Mateo, California
July 10, 2012

WWC, P.C.
Certified Public Accountants

2010 PIONEER COURT, SAN MATEO, CA 94403 TEL: (650) 638-0808 FAX: (650) 6380878
E-MAIL: INFO@WWCCPA.COM WEBSITE: WWW.WWCCPA.COM

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,007,512	$9,622,883
Restricted cash	792,000	-
Accounts receivable, net	1,780,849	2,997,845
Other receivables, net	1,457,428	540,646
Employee advances	375,733	285,270
Inventories	1,827,300	1,938,754
Advances to suppliers	7,522,638	4,540,139
Prepaid expense and other current assets	1,356,542	4,470,687
Total current assets	22,120,002	24,396,224

Investment in unconsolidated joint ventures	1,584,000	1,574,000
Property and equipment, net	190,730,403	174,097,754
Construction in progress	40,193,213	45,882,320
Deferred financing cost, net	414,876	517,334
Goodwill	633,730	629,729
Other intangible assets	20,256,737	18,910,244
Prepaid expenses and other assets	4,383,267	10,976,203
TOTAL ASSETS	$280,316,228	$276,983,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior notes- current maturities	$13,164,008	$9,671,682
Current portion of bank loan payable	5,544,000	4,722,000
Accounts payable and accrued liabilities	8,756,354	7,694,423
Other payable - related party	1,734,633	787,000
Short-term borrowing - related party	2,679,945	1,359,945
Unearned revenue	5,664,122	4,280,594
Accrued interest	544,726	1,029,431
Taxes payable	2,055,813	2,626,271
Total current liabilities	40,143,601	32,171,346

LONG-TERM LIABILITIES:
Senior notes, net of current portion	19,746,011	25,791,151
Bank loan payable, net of current portion	7,920,000	9,444,000
Borrowings - related party	-	1,320,000
Warrants liability	17,500,000	17,500,000
Total long-term liabilities	45,166,011	54,055,151
Total liabilities	85,309,612	86,226,497

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 and 21,458,654 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,145	2,145
Additional paid-in capital	83,057,523	82,909,485
Accumulated other comprehensive income	21,576,294	19,817,493
Statutory reserves	10,529,185	10,124,710
Retained earnings	79,674,808	77,903,478
Total China Natural Gas, Inc. stockholders' equity	194,839,955	190,757,311
Noncontrolling interests	166,661	-
Total stockholders' equity	195,006,616	190,757,311
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$280,316,228	$276,983,808

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

Since May 2012, the Company has ceased operations of two of its fueling stations in Henan province (Tanan and Donghuan Fueling Stations) due to adverse market conditions.

On July 15, 2012, the Company temporarily closed its Jingbian LNG factory for regular maintenance, which is expected to last approximately 28 days.

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

China Natural Gas, Inc.

July 20, 2012	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

July 20, 2012	By:	/s/ Zhaoyang Qiao
Zhaoyang Qiao
Chief Financial Officer
(Principal Financial and Accounting Officer)

