Form 10-Q
period 2012-06-30
China Natural Gas, Inc.
filed 2012-08-14
CIK 1120830

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission File Number: 001-34373

CHINA NATURAL GAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0231607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2012 was 21,458,654.

To:  The Board of Directors and Stockholders of

China Natural Gas, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of China Natural Gas, Inc. as of June 30, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three months and six months periods ended June 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
August 7, 2012	Certified Public Accountants

China Natural Gas, Inc.
Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

	June 30,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,304,066	$9,622,883
Restricted cash	1,888,258	-
Accounts receivable, net	2,099,579	2,997,845
Other receivables, net	410,279	540,646
Employee advances	424,264	285,270
Inventories	2,915,301	1,938,754
Advances to suppliers	4,353,460	4,540,139
Prepaid expense and other current assets	4,094,987	4,470,687
Total current assets	22,490,194	24,396,224

Investment in unconsolidated joint ventures	1,585,000	1,574,000
Property and equipment, net	188,281,179	174,097,754
Construction in progress	44,514,824	45,882,320
Deferred financing cost, net	312,418	517,334
Goodwill	1,754,512	629,729
Other intangible assets	21,299,973	18,910,244
Prepaid expenses and other assets	6,130,315	10,976,203
TOTAL ASSETS	$286,368,415	$276,983,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior notes- current maturities	$13,595,775	$9,671,682
Current portion of bank loan payable	5,547,500	4,722,000
Accounts payable and accrued liabilities	9,714,776	7,694,423
Other payable - related party	1,614,392	787,000
Short-term borrowing - related party	2,679,945	1,359,945
Unearned revenue	3,999,560	4,280,594
Accrued interest	1,003,954	1,029,431
Taxes payable	2,182,274	2,626,271
Total current liabilities	40,338,176	32,171,346

LONG-TERM LIABILITIES:
Senior notes, net of current portion	20,393,663	25,791,151
Bank loan payable, net of current portion	7,925,000	9,444,000
Borrowings - related party	-	1,320,000
Warrants liability	17,500,000	17,500,000
Total long-term liabilities	45,818,663	54,055,151
Total liabilities	$86,156,839	$86,226,497

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 issued and outstanding at June 30, 2012 and December 31, 2011	2,145	2,145
Additional paid-in capital	83,205,561	82,909,485
Accumulated other comprehensive income	21,558,709	19,817,493
Statutory reserves	11,133,287	10,124,710
Retained earnings	84,116,412	77,903,478
Noncontrolling interests	195,462	-
Total stockholders' equity	200,211,576	190,757,311
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$286,368,415	$276,983,808

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Natural Gas, Inc.
Consolidated Statements of Income and Comprehensive Income
For the three months and six months periods ended June 30, 2012 and 2011
(Stated in US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Natural gas	$34,927,804	$22,285,730	$64,327,491	$42,633,560
Gasoline	701,168	1,974,377	1,527,063	3,281,550
Installation and others	2,272,723	3,053,062	4,324,459	5,506,167
	37,901,695	27,313,169	70,179,013	51,421,277

Cost of revenues
Natural gas	22,462,516	12,870,450	41,737,375	24,969,900
Gasoline	655,614	1,902,709	1,443,758	3,127,433
Installation and others	955,283	1,308,916	1,807,528	2,372,548
	24,073,413	16,082,075	44,988,661	30,469,881

Gross profit	13,828,282	11,231,094	25,190,352	20,951,396

Operating expenses
Selling	5,619,864	4,041,412	10,570,664	7,621,333
General and administrative	1,636,029	1,851,785	4,347,675	4,762,756
	7,255,893	5,893,197	14,918,339	12,384,089

Income from operations	6,572,389	5,337,897	10,272,013	8,567,307

Other income (expense):
Interest income	9,853	9,273	20,599	15,920
Interest expense	(275,643)	-	(707,680)	(4,666)
Other income (expense), net	18,763	(9,091)	(14,330)	87,865
Change in fair value of warrants	(1,146)	123,630	(1,229)	239,810
Foreign currency exchange loss	1,494	(4,006)	(504,446)	(7,048)
	(246,679)	119,806	(1,207,086)	331,881

Income before income tax	6,325,710	5,457,703	9,064,927	8,899,188

Provision for income tax	1,251,128	1,064,018	2,042,599	2,019,671

Net income	5,074,582	4,393,685	7,022,328	6,879,517
Less: Income (loss) attributable to noncontrolling interests	28,876	-	(199,183)	-
Net income attributable to China Natural Gas, Inc.	5,045,706	4,393,685	7,221,511	6,879,517

Other comprehensive income
Foreign currency translation gain	(17,584)	2,993,637	1,741,216	4,442,292
Comprehensive income	$5,028,122	$7,387,322	$8,962,727	$11,321,809

Weighted average shares outstanding
Basic	21,458,654	21,428,265	21,458,654	21,375,085
Diluted	21,458,654	21,428,265	21,458,654	21,377,407

Earnings per share

Basic	$0.24	$0.21	$0.34	$0.32
Diluted	$0.24	$0.21	$0.34	$0.32

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Natural gas, Inc.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

	Common Stock		Additional	Accumulative Other		Retained Earnings		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income	Minority Interest	Statutory Reserve	Unrestricted	Stockholders' Equity
Balance at 1/1/2011	21,321,904	$2,132	$81,611,763	$15,667,145	$-	$7,918,634	$64,847,622	$170,047,296
Exercise of stock options	136,750	13	670,062	-	-	-	-	670,075
Stock based compensation	-	-	627,660	-	-	-	-	627,660
Cumulative translation adjustment	-	-	-	4,150,348	-	-	-	4,150,348
Net income	-	-	-	-	-	-	15,261,932	15,261,932
Appropriation of retain earnings	-	-	-	-	-	2,206,076	(2,206,076)	-
Balance at 12/31/2011	21,458,654	$2,145	$82,909,485	$19,817,493	$-	$10,124,710	$77,903,478	$190,757,311

Balance at 1/1/2012	21,458,654	$2,145	$82,909,485	$19,817,493	$-	$10,124,710	$77,903,478	$190,757,311
Stock based compensation	-	-	296,076	-	-	-	-	296,076
Purchases of a Noncontrolling interest equity	-	-	-	-	394,645	-	-	394,645
Cumulative translation adjustment	-	-	-	1,741,216	-	-	-	1,741,216
Net income	-	-	-	-	(199,183)	-	7,221,511	7,022,328
Appropriation of retain earnings	-	-	-	-	-	1,008,577	(1,008,577)	-
Balance at 6/30/2012	21,458,654	$2,145	$83,205,561	$21,558,709	$195,462	$11,133,287	$84,116,412	$200,211,576

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Natural gas, Inc.
Consolidated Statements of Cash Flows
For the six months periods ended June 30, 2012 and 2011
(Stated in US Dollars)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Natural Gas, Inc.	$7,221,511	$6,879,517
Add: Loss attributable to noncontrolling interests	(199,183)	-
Net income	7,022,328	6,879,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,945,862	3,744,657
Provision for doublful accounts	202,100	20,810
Stock-based compensation	296,076	228,711
Change in fair value of warrants	1,229	(239,810)
Change in assets and liabilities:
Accounts receivable	1,035,676	(866,852)
Other receivables	(146,652)	(118,999)
Employee advances	(137,270)	2,796
Inventories	(591,244)	(712,617)
Advances to suppliers	(336,767)	(381,947)
Prepaid expense and other current assets	3,527,412	(548,647)
Accounts payable and accrued liabilities	1,830,593	992,566
Unearned revenue	(311,342)	3,367,774
Accrued interest	(25,477)	363,701
Taxes payable	(462,934)	(7,632)
Net cash provided by operating activities	18,849,590	12,724,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of property and equipment	(3,592,657)	(5,723,603)
Additions to construction in progress	(10,459,937)	(5,232,444)
Prepayment on long-term assets	52,892	(3,499,321)
Payment for acquisition of business	(657,007)	-
Payment for intangible assets	(1,511,611)	(141,129)
Net cash used in investing activities	(16,168,320)	(14,596,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	670,075
Proceeds from short-term debt and other payable, related parties	-	3,085,445
Repayment of long-term debt	(793,500)	-
Repayment of senior notes	(3,333,334)	-
Increase in restricted cash	(1,890,641)	-
Net cash (used in) provided by financing activities	(6,017,475)	3,755,520

Effect of exchange rate changes on cash and cash equivalents	17,388	292,245

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,318,817)	2,175,296

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,622,883	10,046,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,304,066	$12,221,545

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$481,583	$-
Income taxes paid	$1,967,965	$2,062,496

Non-cash transactions for investing and financing activities:
Construction materials transferred to Construction in progress	$67,142	$5,346,835
Construction in progress transferred to property and equipment	$18,507,550	$12,781,821
Advances to suppliers transferred to construction in progress	$-	$7,480,412
Capitalized interest - amortization of discount of notes payable and issuance cost	$2,040,389	$2,091,230
Other assets transferred to construction in progress	$2,395,267	$640,767

 See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 and the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE. Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“XXABC”), Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd (“JV”), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”) and Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements include all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 2, 2012(the "2011 Annual Report").

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

The balance sheet amounts, with the exception of equity, were translated at the June 30, 2012 exchange rate of RMB 6.31 to $1.00 as compared to RMB 6.35 to $1.00 at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2012 and 2011 were RMB 6.30 and RMB 6.53 to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of June 30, 2012 and December 31, 2011, the Company had total deposits of $5,755,797 and $9,236,515, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses to date as a result of this policy.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are allowed for when management has determined that the likelihood of collection is not probable. Uncollectible receivables are written off against the allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $13,356 and $127,619 as of June 30, 2012 and December 31, 2011, respectively.

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units. As of June 30, 2012 and December 31, 2011, the Company had employee advances in the amount of $424,264 and $285,270, respectively.

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

The following are the details of the inventories:

	June 30, 2012	December 31, 2011
Materials and supplies	$2,229,711	$1,529,678
Liquefied natural gas	486,891	298,016
Gasoline	198,699	111,060
	$2,915,301	$1,938,754

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

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,585,000 and $1,574,000 at June 30, 2012 and December 31, 2011, respectively. The JV has not had any operations to date.

The financial position of the JV is summarized below:

	June 30, 2012	December 31, 2011
Current assets	$3,234,694	$3,212,245
Noncurrent assets	-	-
Total assets	3,234,694	3,212,245
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	3,234,694	3,212,245
Total liabilities and equity	$3,234,694	$3,212,245

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	June 30, 2012	December 31, 2011
Office equipment	$857,633	$823,822
Operating equipment	178,625,047	158,183,281
Vehicles	3,971,292	3,540,962
Buildings and improvements	41,732,872	41,713,318
Total property and equipment	225,186,844	204,261,383
Less accumulated depreciation	(36,905,665)	(30,163,629)
Property and equipment, net	$188,281,179	$174,097,754

Depreciation expense for the three months ended June 30, 2012 and 2011 was $3,349,778 and $1,830,285, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $6,539,477 and $3,642,090, respectively.

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

As of June 30, 2012 and December 31, 2011, the Company had construction in progress in the amount of $44,514,824 and $45,882,320, respectively. Interest cost capitalized into construction in progress for the three months ended June 30, 2012 and 2011 amounted to $1,445,013, and $1,872,673, respectively. Interest cost capitalized into construction in progress for the six months ended June 30, 2012 and 2011 amounted to $2,896,407, and $4,149,202, respectively.

Construction in progress at June 30, 2012 and December 31, 2011 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of June 30, 2012, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 13 to the condensed consolidated financial statements.

Project Description	Location	June 30, 2012		Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$7,700,059	(1)	December 2006	September 2012(2)	$232,894	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	11,247,947	(4)	December 2006	December 2015	196,240,045	(5)
Fangzhi District	Fangzhi District, Xi’an, PRC	8,035,147		October 2010	December 2013	4,988,661
Sa Pu Mother Station	Henan Province, PRC	1,215,459		July 2008	June 2013	6,260,000
International Port(6)	International Port District, Xi’an, PRC	9,847,827		May 2009	December 2020	295,300,000
LNG fueling stations	Shaanxi & Henan Province, PRC	1,073,739		Various	Various	11,606,261
Other Construction in Progress Costs	PRC	5,394,646		Various	Various	2,000,000
		$44,514,824				$516,627,861

Project Description	Location	December 31, 2011	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$6,531,004	December 2006	September 2012	$385,359
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	8,849,299	December 2006	December 2015	198,638,693
Fangzhi District	Fangzhi District, Xi’an, PRC	19,346,484	October 2010	June 2012	1,361,198
Sa Pu Mother Station	Henan Province, PRC	1,090,627	July 2008	June 2013	6,300,000
International Port	International Port District, Xi’an, PRC	5,715,443	May 2009	December 2020	299,400,000
LNG fueling stations	Shaanxi & Henan Province, PRC	899,653	Various	Various	11,692,347
Other Construction in Progress Costs	PRC	3,449,810	Various	Various	3,000,000
		$45,882,320			$520,777,597

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

(1)	Includes $5,363,575 of construction cost and $2,336,484 of capitalized interest for Phase I of the LNG Project.

(2)	The Company completed most of the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipments imported by the Company and the increased international shipment time for ordered equipments. As certain facilities, including the staff dormitory building are still under construction, the project hasn’t been completely transferred from construction in progress to property and equipment, though a substantial amount of construction in progress has been transferred to property and equipment.

(3)	Includes costs the Company expected to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.7million for the construction of Phase I of the LNG project exceeded the amount originally anticipated by the Company. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which the Company believes resulted from the energy resource exploration activities in nearby areas.

(4)	Includes $7,834,903 of construction cost and $3,413,044 of capitalized interest for Phases II and III of the LNG project.

(5)	This amount reflects the estimated costs of Phases II and III of the LNG project from June 30, 2012 to December 31, 2015, including an estimated $180 million of construction costs and $16 million of capitalized interest. Such costs should be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)	Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $295,300,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $9,847,827 invested as of June 30, 2012 or sell the construction-in-progress assets to third parties.

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

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

Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, no impairment indicators were noted at June 30, 2012.

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions:

	June 30, 2012	December 31,2011
Annual dividend yield	-	–
Expected life (years)	0.32	0.82
Risk-free interest rate	0.11%	0.10%
Expected volatility	170%	55%

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012.

	Carrying Value at	Fair Value Measurement at
	June	June 30, 2012
	30, 2012	Level 1	Level 2	Level 3
Redeemable liability – warrants	17,500,000	-	17,500,000	-
Derivative liability – warrants	1,233	-	1,233	-
Total liability measured at fair value	$17,501,233	$-	$17,501,233	$-

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value based on market rates available to the Company with similar terms (See Notes 5 and 6).

The following is a reconciliation of the beginning and ending balance of warrants liability measured at fair value on a recurring basis as of June 30, 2012:

Beginning balance	$4
Change in fair value	1,229
Ending balance	$1,233

The fair value of the warrants was $1,233 and $4 as of June 30, 2012 and December 31, 2011, respectively. The Company recognized a loss of $1,146 and a gain of $123,630 for the three months ended June 30, 2012 and 2011, respectively, and recognized a loss of $1,229 and a gain of $239,810 for the six months ended June 30, 2012 and 2011, respectively to reflect the change in fair value of the warrants.

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at June 30, 2012 and December 31, 2011, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2012 and 2011.

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC for the three months ended June 30, 2012 and 2011 amounted to approximately $455,318 and $638,557, respectively. The net effect on earnings per share had the income tax been applied would reduce basic and diluted earnings per share for the three months ended June 30, 2012 and 2011, from $0.24 to $0.21 and $0.21 to $0.18, respectively.

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC for the six months ended June 30, 2012 and 2011 amounted to approximately $877,653 and $1,126,251 respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the six months ended June 30, 2012 and 2011, from $0.34 to $0.30 and $0.32 to $0.27, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended June 30, 2012. The estimated net operating loss carry-forwards for United States income tax purposes amounted to $12,029,678 as of June 30, 2012, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized through 2032. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2012 and December 31, 2011 for net deferred tax assets resulting from net operating loss carry forwards, stock based compensation and warrants liability. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

Valuation allowance	For the six months ended June 30, 2012	Year ended December 31, 2011
Balance, beginning of period	$4,222,489	$759,872
Increase	723,461	3,462,617
Balance, end of period	$4,945,950	$4,222,489

Provision for income tax is as follow:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Current	$1,251,128	$1,064,018	$2,042,599	$2,019,671
Deferred	-	-	-	-
	$1,251,128	$1,064,018	$2,042,599	$2,019,671

The following is a reconciliation of the provision for income tax at the PRC tax rate, to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Tax expense at statutory rate-US	35.0%	35.0%	35.0%	35.0%
Changes in valuation allowance-US	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Foreign income tax rate-PRC	25.0%	25.0%	25.0%	25.0%
Effect of favorable tax rate	(6.3)%	(9.0)%	(7.2)%	(9.0)%
Other item (1)	1.1%	3.5%	4.7%	6.7%
Total provision for income taxes	19.8%	19.5%	22.5%	22.7%

(1)	The 1.1% represents $701,582 in expenses incurred by the Company that are not deductible in the PRC for the three months ended June 30, 2012. The 3.5% represents $1,013,014 in expenses incurred by the Company that are not deductible in the PRC for the three months ended June 30, 2011. The 4.7% represents $2,067,034 in expenses incurred by the Company that are not deductible in the PRC for the six months ended June 30, 2012. The 6.7% represents $2,391,304 in expenses incurred by the Company that are not deductible in the PRC for the six months ended June 30, 2011.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $70,131,964 as of June 30, 2012, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under the amendments in this Update, an organization has the option first to assess qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it’s more likely than not that the asset is impaired, a calculation of the asset’s fair value is required. Otherwise, no quantitative calculation is necessary. The amendments will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3 –Goodwill and Other intangible Assets

Goodwill is the amount the Company paid to acquire 100% of the equity interests of Makou in excess of the fair value of Makou’s identifiable assets and liabilities. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the three and six months ended June 30, 2012.

Other intangible assets include primarily the technical license related to liquefied natural gas business, which consisted of the following:

	June 30, 2012	December 31, 2011
Operating rights	$5,335,690	$5,221,635
Technical license (LNG)	10,330,135	10,527,223
Land use rights	5,616,371	3,147,108
Other	17,777	14,278
Total	$21,299,973	$18,910,244

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely. The operating rights will not be amortized until their useful life is deemed to be no longer indefinite.

The technical license (LNG) is being amortized over its estimated useful life of 20 years. Amortization expense for the three and six months ended June 30, 2012 was $135,415 and $271,000, respectively. Accumulated amortization at June 30, 2012 was $496,207.

The land use rights are being amortized over their estimated useful life of 30 years. For the three months ended June 30, 2012 and 2011, amortization expense amounted to $176,118 and 29,175, respectively. For the six months ended June 30, 2012 and 2011, amortization expense amounted to $352,347 and 58,350, respectively. As of June 30, 2012, accumulated amortization was approximately $529,047.

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

Estimated amortization for the next five years and thereafter is as follows:

2012	$352,236
2013	704,471
2014	704,471
2015	704,471
2016	693,746
thereafter	10,264,914
$13,424,309

Note 4 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	June 30, 2012	December 31, 2011
Prepaid rent – natural gas stations	$481,432	$2,497,681
Prepayment for acquiring land use right	1,822,750	4,596,080
Advances on purchasing equipment and construction in progress	2,868,142	2,297,909
Refundable security deposits	957,991	592,913
Long term investment deposit	-	991,620
Total	$6,130,315	$10,976,203

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

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

The repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from January 29, 2012 to July 30, 2012 was due on July 30, 2012. The company didn’t make the payment on time and is under negotiation with Abax currently.

Senior notes consist of the following:

	June 30, 2012	December 31, 2011
Notes payable	$37,744,232	$41,053,100
Less discount	(3,754,794)	(5,590,267)
	33,989,438	35,462,833
Less current portion	(13,595,775)	(9,671,682)
	$20,393,663	$25,791,151

The Company has the option to redeem all, but not less than all, of the Senior Notes at the redemption prices set forth below (in each case expressed as a percentage of the outstanding unpaid principal amount), plus accrued and unpaid interest, if redeemed during the twelve-month period commencing on January 29 of the years set forth below:

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. For the three months ended June 30, 2012 and 2011, the Company amortized $102,458 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress. For the six months ended June 30, 2012 and 2011, the Company amortized $204,916 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress.

Estimated amortization for the next five years and thereafter is as follows:

Date	Amortization amount
2012	$204,916
2013	107,502
$312,418

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

As of June 30, 2012 and December 31, 2011, accumulated amortization was approximately $1,810,091 and $1,605,175, respectively.

The Abax Warrants are presently exercisable and have an exercise price of $7.37 per share, although Abax has not exercised any of the Abax Warrants.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date of January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. For the three months ended June 30, 2012 and 2011, the Company amortized $921,259 and $972,626 of the discounts, respectively, which were capitalized into construction in progress. For the six months ended June 30, 2012 and 2011, the Company amortized $1,835,473 and $1,886,314 of the discounts, respectively, which were capitalized into construction in progress.

Note 6 –Bank Loan Payable

The Company’s bank loan payable as of June 30, 2012 consists of:

A loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014	$13,472,500
Less current portion	(5,547,500)
$7,925,000

The loan is secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $10,645,805 as of June 30, 2012. Interest expense for the three and six months ended June 30, 2012 was $237,711 and $481,583, respectively (interest rate applied at June 30, 2012 was 6.90%). Interest expense for the three and six months ended June 30, 2011 was $292,774 and $575,539, respectively, all of which was capitalized into construction in progress (6.22% at June 30, 2011). According to the loan agreement, the interest rate is fixed throughout each single year and will only be adjusted at the beginning of the next year, based on the base interest rate on the same category of loans for the same term published by the People’s Bank of China. XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. As the People’s Bank of China lowered the interest rate twice in June and July 2012, beginning January 1, 2013 the interest rate of these loans will reduce. According to an amendment to the loan agreement with the Bank, which was signed on October 2011, the Company is required to make repayments on the long term loan as follows:

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

Date	Repayment Percentage	Repayment Amount
October 5, 2011 (paid on October 10, 2011)	4.2%	$792,500
December 5, 2011 (paid on December 5, 2011)	20.8%	3,962,500
March 5, 2012 (paid on March 5, 2012)	4.2%	792,500
December 5, 2012	20.8%	3,962,500
March 5, 2013	8.3%	1,585,000
December 5, 2013	16.7%	3,170,000
March 5, 2014	8.3%	1,585,000
December 5, 2014	16.7%	3,170,000
	100.0%	$19,020,000

Note 7 – Warrants

No warrants were granted, forfeited or exercised during the three and six months ended June 30, 2012.

The following is a summary of warrants outstanding and exercisable as of June 30, 2012:

Warrants Outstanding and Exercisable as of June 30, 2012

Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	0.32
$7.37	1,450,000	2.58
	1,833,654

Note 8 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations. The contribution was $122,479 and $79,712 for the three months ended June 30, 2012 and 2011, respectively. The contribution was $302,222 and $180,082 for the six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $62,659,220 and $63,202,798, respectively.

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of common stock of the Company authorized for issuance and the Company has granted 669,900 stock options as of June 30, 2012, of which 274,750 have been exercised and 176,700 have been cancelled and are available for reissuance. Thus, there are currently 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Compensation expense of $148,038 and $170,687 was recorded during the three months ended June 30, 2012 and 2011, respectively, relating to options granted under the Plan. Compensation expense of $296,076 and $228,711 was recorded during the six months ended June 30, 2012 and 2011, respectively, relating to options granted under the Plan.

As of June 30, 2012, $444,114 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 0.75 year.

The following is a summary of the status of stock options outstanding and exercisable as of June 30, 2012:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	2.75 years	$4.90	111,100	2.75 years

Note 10 – Earnings per Share

 The following is a calculation of basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,		June 30,
Basic earnings per share	2012	2011	2012	2011
Net income	$5,045,706	$4,393,685	$7,221,511	$6,879,517

Weighted shares outstanding-Basic	21,458,654	21,428,265	21,458,654	21,375,085

Earnings per share-Basic	$0.24	$0.21	$0.34	$0.32

Diluted earnings per share

Net income	$5,045,706	$4,393,685	$7,221,511	$6,879,517

Weighted shares outstanding-Basic	21,458,654	21,428,265	21,458,654	21,375,085
Effect of diluted securities-Warrants	-	-	-	-
Effect of diluted securities-Options	-	-	-	2,322
Weighted shares outstanding-Diluted	21,458,654	21,428,265	21,458,654	21,377,407

Earnings per share –Diluted	$0.24	$0.21	$0.34	$0.32

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

The Company had outstanding warrants of 1,833,654 as of June 30, 2012 and 2011. For the three months ended June 30, 2012 and 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods. For the six months ended June 30, 2012 and 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during this period.

The Company had 218,450 outstanding employee stock options as of June 30, 2012. For the three and six months ended June 30, 2012, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during this period. For the three months ended June 30, 2011, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during this period. For the six months ended June 30, 2011, the average stock price was greater than the exercise price of the options, which resulted in additional weighted average common stock equivalents of 2,322.

Note 11 – Related Party Transactions

a)	Other payable - related party

On February 24, 2011, the Company borrowed $792,500 from the JV for working capital purposes. This payable is due on demand with no interest rate.

b)	Borrowings from related party

As of June 30, 2012, the Company borrowed a total of $2,679,945 from Mr. Hao Qu, a former employee of XXNGC and a shareholder of the Company, for working capital purposes. The loans were originally due in one year and required interest of 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest was required to be paid on specified due dates beginning on February 16, 2012 through October 31, 2012. On March 22, May 17 and May 18, 2012, the Company entered into an agreement with Mr. Qu, pursuant to which certain borrowings would be due in 2013, rather than in 2012, and would bear a higher rate of interest. The Company hasn’t repaid any principal of the borrowings to date.

Borrowings from Mr. Qu at June 30, 2012, consist of the following:

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

Short-term maturing on
October 31, 2012, at 4.4075%	$360,000
February 15, 2013, at 6.2250%	$900,000
March 27, 2013, at 6.2250%	$420,000
May 16, 2013, at 6.2250%	$699,975
May 17, 2013, at 6.2250%	$299,970
$2,679,945

c)	The Wang loan

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

Note 12 –Concentrations

Concentration of natural gas vendors:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Number of natural gas vendors	4	4	4	4
Percentage of total natural gas purchases	82%	89%	83%	89%

As of June 30, 2012 and December 31, 2011, the Company had $497,460 and $450,553, respectively, prepayment to its major suppliers.

The Company maintained long-term natural gas purchase agreements with two of its vendors, Huojia Hualong Petrochemical Co., Ltd. (“Huojia Hualong”) and Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”), as of June 30, 2012. Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

Note 13 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, New York, USA. The minimum future payments for leasing land use rights and offices at June 30, 2012 are follows:

Year ending December 31, 2012	899,671
Year ending December 31, 2013	1,896,384
Year ending December 31, 2014	2,267,192
Year ending December 31, 2015	1,911,239
Year ending December 31, 2016	1,856,111
Thereafter	30,928,409
Total	$39,759,006

For the three months ended June 30, 2012 and 2011, the land use right and office lease expenses were $556,668 and $551,895, respectively. For the six months ended June 30, 2012 and 2011, the land use right and office lease expenses were $1,120,664 and $900,683, respectively.

Property and Equipment Purchase Commitments

As of June 30, 2011, the Company has purchase commitments totaling $9,723,167 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

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

On December 12, 2011, the Company filed a motion to dismiss. On July 6, 2012, the Court entered an order granting the Company’s motion to dismiss in its entirety. The Court’s order also granted plaintiffs leave to amend their complaint.

On July 27, 2012, lead plaintiff, Mr. Jo-Fung and Matthew Michael, another individual investor, filed a second amended complaint. The second amended complaint asserts the same Section 10(b) claims against the Company as the amended complaint. The second amended complaint also asserts the same Section 20(a) claims against the Company’s former officers, but does not assert any claims against the Company’s current or former outside directors. The suit seeks unspecified monetary damages. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

b)	On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. (the “Company”) and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, and the Company, as defendants (C.A. No. 12-0048-SLR) (the “Constituent Actions”). The Constituent Actions alleged, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans. The Constituent Actions were consolidated on February 14, 2012 and bore the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the Constituent Actions. This case was consolidated with the Constituent Actions on March 27, 2012. On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery. On April 10, 2012, the parties stipulated to the voluntary dismissal of the consolidated Constituent Actions as, in light of the removal of Nasdaq from the matter, no federal question remained and only state law issues remained. As part of the dismissal order, the plaintiffs undertook to file an action in the Delaware Court of Chancery asserting the claims arising out of the matters set forth in the Constituent Actions. On May 22, 2012, the plaintiffs filed said action in the Delaware Court of Chancery, captioned Haitham J. Kousa, et al vs. Oinan Ji, et al (Case No. 7559-VCL). The Company is actively defending that case. The dismissal of the Constituent Actions was ordered on May 31, 2012.

c)	On May 14, 2012, the Securities and Exchange Commission (“SEC”) filed an action in the U.S. District Court for the Southern District of New York against Qinan Ji and the Company, captioned Securities and Exchange Commission v. China Natural Gas, Inc. and Qinan Ji (12 CV 3824) (the “SEC Action”). The SEC Action alleges that the Company violated Section 17(a)(2) of the Securities Act of 1933 (“Securities Act”), and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and that Qinan Ji violated Section 17(a) of the Securities Act, Sections 10(b), 13(b)(5) and 14(a) of the Exchange Act (as well as certain rules promulgated under such sections), Section 304 of the Sarbanes Oxley Act of 2002 and aiding and abetting certain of the Company’s alleged violations. The allegations in the SEC Action stem from the Company making two related party loans in 2010 and from the acquisition by the Company of a natural gas company in 2008. The SEC Action seeks a judgment (i) permanently enjoining the Company and Qinan Ji from future violations of the above provisions of the federal securities laws; (ii) imposing civil monetary penalties on the Company and Qinan Ji; (iii) prohibiting Qinan Ji from acting as an officer or director of a public company; and (iv) requiring Qinan Ji to reimburse the Company his bonuses and stock sale profits. The Company has until September 28, 2012 to file a response to the complaint in the SEC Action.

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

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2012 and December 31, 2011
(Stated in US Dollars)

Note 14– Subsequent Event

On July 15, 2012, the Company temporarily closed its Jingbian LNG factory for regular maintenance, which is expected to last approximately 28 days.

The Company ceased operations of Yan’an Fueling Station on July 28, 2012 and Tongchuan Fueling Station on August 7, 2012 in Shaanxi Province, due to change in business strategy. We plan to reduce the scale of our CNG fueling stations, and focus on establishing of LNG fueling stations.

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

Overview

We are an integrated natural gas operator in the People’s Republic of China (referred to herein as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of June 30, 2012 our VIE owned and operated 35 CNG fueling stations, including 24 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the three months ended June 30, 2012, we sold 35,034,467 cubic meters of CNG through our fueling stations, compared to 42,551,941 cubic meters for the three months ended June 30, 2011. For the six months ended June 30, 2012, we sold 71,420,087 cubic meters of CNG through our fueling stations, compared to 81,337,088 cubic meters for the six months ended June 30, 2011. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into liquefied natural gas (“LNG”) business and generate significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011. As of June 30, 2012, we had begun construction of ten LNG fueling stations in Shaanxi and Henan Provinces.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

●	continue to grow our LNG business through the ongoing construction of JBLNG and through the construction of LNG fueling stations in Shaanxi, Henan and Hubei Provinces;

●	capitalize on the opportunities arising from the busy shipping activities on the Yangtze River by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations along the course of the Yangtze River, as well as continued development of conversion technologies and operations to modify river vessels to run on a mixture of LNG and diesel; and

●	continue to expand our CNG business into Hubei Province by acquiring existing stations. We are currently evaluating additional sites for CNG fueling stations in Hubei Province.

For additional information regarding these growth initiatives, please see “Recent Developments” below.

Current Operations

We currently operate five main business lines:

●	distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles. As of June 30, 2012, our VIE owned and operated 35 fueling stations in total;

●	installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 119,300 residential customers as of June 30, 2012;

●	production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from commercial production and sales of LNG started on July 16, 2011.

●	distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (three of our VIE-owned CNG fueling stations were selling gasoline as of June 30, 2012); and

●	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

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

We had total revenues of $37,901,695 and $27,313,169 for the three months ended June 30, 2012 and 2011, respectively, and revenues of $70,179,013 and $51,421,277 for the six months ended June 30, 2012 and 2011, respectively. We had net income of $5,074,582 and $4,393,685 for the three months ended June 30, 2012 and 2011, respectively, and net income of $7,022,328 and $6,879,517 for the six months ended June 30, 2012 and 2011, respectively.

Recent Developments

LNG Business

As of June 30, 2012, we had invested $68.5 million in Phase I of the LNG project located in Jingbian Country, Shaanxi Province and expected to invest approximately an additional $0.2 million to satisfy installment payments to contractors. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Hunan Ruihua Energy Equipment Ltd. and Zhangjiagang Jingtianwei Energy Ltd. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

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

In addition, as of June 30, 2012, we had invested $44.9 million for the construction of phases II and III of Jingbian LNG plant. We estimate that a further aggregate investment of $196.2 million will need to be made through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant is December 2015.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station initially serves as a working model to showcase the market potential of LNG to future users rather than to generate revenues. As of June 30, 2012, ten LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces.

Hubei Province and Yangtze River

As of June 30, 2012, we had made certain progress in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. We are currently going through necessary procedures to prepare for the building of these LNG stations.

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

As of June 30, 2012, we also engaged in developing market demand for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions, in October, 2011, we closed another CNG fueling station in Shaanxi Province because the district will be demolished for urban redevelopment, in March 2012, we acquired one CNG fueling station in Hubei Province, in April 2012, we closed one fueling station in Shaanxi Province due to the construction of main subway lines in Xi’an, and in May 2012, we ceased operations of two fueling stations in Henan province due to adverse market conditions. As a result, as of June 30, 2012, XXNGC and its subsidiary operated 24 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and one CNG fueling station in Hubei Province. Four gasoline fueling stations were closed in November and December 2010, due to changes in market conditions in their respective local areas. During the first quarter of 2011, we reopened one of the previously closed gasoline fueling stations and during the second quarter of 2011, we closed another station. During the fourth quarter of 2011, we closed another two of our gasoline fueling stations due to changes in market situations. In March 2012, we acquired one station in Hubei Province. As of June 30, 2012, we operated three gasoline fueling stations.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful expansion of our CNG business. As of June 30, 2012, we operated 35 CNG fueling stations in total, with 24 CNG fueling stations in Shaanxi Province alone, therefore maintaining a stable and significant presence in these vital market regions. Upon the successful completion of the acquisition of XTJH, we have our own fueling station available locally in Hubei Province, which enhances our presence in the region and increases our revenue and share in the local market. We plan to expand the network of our VIE-owned CNG fueling stations through constructing new stations as well as acquiring existing stations, when we consider the market conditions to be favorable. We are currently evaluating sites for additional CNG fueling stations in Hubei Province.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the six months ended June 30, 2012 and the estimated net operating loss carry-forwards for United States income tax purposes amounted to $12,029,678 as of June 30, 2012, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2032. Our management believes that the realization of the benefits arising from these net operating loss carry-forwards appears to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at June 30, 2012.

The PRC

Our subsidiary, VIE and its subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western regions of the PRC such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC), Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd. (referred to as Makou, a wholly owned subsidiary of HBXNGC) and Xiantao City Jinhua Gas and Oil Co., Ltd. (referred to as XTJH, a holding subsidiary of HBXNGC) are subject to the 25% PRC income tax rate. Our effective income tax rate for the six months ended June 30, 2012 and 2011 were approximately 22.5% and 22.7%, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended		Increase	Increase (decrease)
	June 30, 2012	June 30, 2011	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$17,247,050	$20,272,981	$(3,025,931)	(14.9)%

Natural gas from pipelines	1,793,947	2,012,749	(218,802)	(10.9)%

Liquefied natural gas	15,886,807	-	15,886,807	-

Gasoline	701,168	1,974,377	(1,273,209)	(64.5)%

Installation	1,815,270	2,580,295	(765,025)	(29.6)%

Automobile conversion	457,453	472,767	(15,314)	(3.2)%

Total	$37,901,695	$27,313,169	$10,588,526	38.8%

Overall. Total revenue for the three months ended June 30, 2012 increased to $37,901,695 from $27,313,169 for the three months ended June 30, 2011, an increase of $10,588,526 or 38.8%, due to the reasons discussed below. We sold 82,072,747 cubic meters of natural gas, including 40,624,237 cubic meters of CNG and 41,448,510 cubic meters (26,469.1 tons) of LNG, during the three months ended June 30, 2012, compared to 49,223,363 cubic meters during the three months ended June 30, 2011. For the three months ended June 30, 2012, 94.0% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 6.0% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations decreased by 14.9%, or $3,025,931, to $17,247,050 for the three months ended June 30, 2012, from $20,272,981 for the three months ended June 30, 2011, and contributed 45.5% of our total revenue for the three months ended June 30, 2012, which was the largest contributor to revenue among our major business lines. During the three months ended June 30, 2012, we sold 35,034,467 cubic meters of CNG, compared to 42,551,941 cubic meters during the three months ended June 30, 2011, through our fueling stations, due to the closure of two fueling stations in 2011 and three fueling stations in the second quarter of 2012, respectively. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the three months ended June 30, 2012 and 2011, net of VAT. With respect to average sales revenue and volume per station, in the three months ended June 30, 2012, we sold approximately $483,517 or 982,183 cubic meters of CNG per station, respectively, compared to approximately $533,500 or 1,119,788 cubic meters, respectively, in the three months ended June 30, 2011. The reason for the decline in per station sales was primarily due to the construction of main subway lines in Xi’an, which caused certain bus routes to deviate from our stations and resulted in decreased sales.

Natural Gas from Pipelines. Natural gas revenue from our pipelines decreased by 10.9%, or $218,802, to $1,793,947 for the three months ended June 30, 2012, from $2,012,749 for the three months ended June 30, 2011, and contributed 4.7% of our total revenue for the three months ended June 30, 2012. As of June 30, 2012, we had 119,300 pipeline customers, an increase of 3,266 customers from 116,034 customers as of June 30, 2011. We sold 5,589,770 cubic meters of natural gas through our pipelines for the three months ended June 30, 2012, compared to 6,671,423 cubic meters for the three months ended June 30, 2011, an decrease of 16.2%, primarily due to the lost of a major commercial customer in Xi’an.

Liquefied Natural Gas. Our LNG production facility in Jingbian County, Shaanxi Province started operations in July 2011. Revenue from LNG was $15,886,807 for the three months ended June 30, 2012, and contributed 41.9% of our total revenues for the three months ended June 30, 2012. We sold 41,448,510 cubic meters of LNG, and the average unit selling price per cubic meter was $0.38 (RMB 2.42), net of VAT, during the three months ended June 30, 2012. As our LNG plant did not begin operations until July 2011, we do not have historical data for comparison.

Gasoline. Revenue from gasoline sales decreased by 64.5%, or $1,273,209, to $701,168 for the three months ended June 30, 2012, from $1,974,377 for the three months ended June 30, 2011, and contributed 1.8% of our total revenue for the three months ended June 30, 2012. The decrease was primarily attributable to the sales volume decrease of 69.1% from 2,045,432 liters to 632,842 liters, because of the closure of three gasoline fueling stations during the first and fourth quarter of 2011. The average unit sales price of gasoline increased by 10.5%, from $0.96 (RMB 6.27) per liter, net of VAT, in the three months ended June 30, 2011 to $1.11 (RMB 6.99) per liter in the three months ended June 31, 2012, compensating for the significant decrease in sales volume to a certain degree.

Installation Services. Revenue from installation services decreased by 29.6%, or $765,025, to $1,815,270, for the three months ended June 30, 2012 from $2,580,295 for the three months ended June 30, 2011, and contributed 4.8% of our total revenue for the three months ended June 30, 2012. We believe the decrease was primarily due to a slowdown in the property market, which led to a decrease in demand for installation services. Revenue from our five largest customers accounted for 16.3%, 15.8%, 12.2%, 11.3% and 9.7%, respectively, of our total installation revenue for the three months ended June 30, 2012.

Automobile Conversion Services. Revenue from our automobile conversion division decreased by 3.2%, or $15,314, to $457,453 for the three months ended June 30, 2012, from $472,767 for the three months ended June 30, 2011, mainly due to the decrease of customers, and contributed 1.2% of our total revenue for the three months ended June 30, 2012.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the years indicated:

	Three Months Ended		Increase	Increase (decrease)
	June 30, 2012	June 30, 2011	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$9,452,986	$11,340,497	$(1,887,511)	(16.6)%

Natural gas from pipelines	1,367,103	1,529,953	(162,850)	(10.6)%

Liquefied natural gas	11,642,427	-	11,642,427	-

Gasoline	655,614	1,902,709	(1,247,095)	(65.5)%

Installation	670,582	1,014,557	(343,975)	(33.9)%

Automobile conversion	284,701	294,359	(9,658)	(3.3)%

Total	$24,073,413	$16,082,075	$7,991,338	49.7%

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

Our cost of revenue for the three months ended June 30, 2012 was $24,073,413, an increase of $7,991,338, or 49.7%, from $16,082,075 for the three months ended June 30, 2011, mainly attributable to the addition of costs of revenue of LNG, which started in July 2011. Our average costs of revenue of all natural gas sold per cubic meter remained stable at $0.27 (RMB 1.73) for the three months ended June 30, 2012 and 2011. As a comparison, our total revenues increased by 38.8% for the three months ended June 30, 2012 from the three months ended June 30, 2011.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas sold through our fueling stations decreased by 16.6%, or $1,887,511, to $9,452,986 for the three months ended June 30, 2012, from $11,340,497 for the three months ended June 30, 2011. The average procurement costs per cubic meter of our natural gas for our fueling stations decreased from $0.27 (RMB 1.76), net of VAT, for the three months ended June 30, 2011, to $0.27 (RMB 1.70), net of VAT, for the three months ended June 30, 2012. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the three months ended June 30, 2012.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines decreased by 10.6%, or $162,850, to $1,367,103 for the three months ended June 30, 2012, from $1,529,953 for the three months ended June 30, 2011. The decrease was primarily due to the decrease in sales volume.

Liquefied Natural Gas. Cost of revenue from LNG was $11,642,427 for the three months ended June 30, 2012, and the average cost of revenue per cubic meter was $0.28 (RMB 1.77), net of VAT, during the three months ended June 30, 2012. As our LNG plant did not begin operations until July 2011, we do not have historical data for comparison.

Gasoline. Cost of gasoline revenue decreased by 65.5% or $1,247,095, to $655,614 for the three months ended June 30, 2012, from $1,902,709 for the three months ended June 30, 2011. The decrease of cost of gasoline revenue was primarily due to the closure of three gasoline fueling stations of ours during the first and fourth quarter of 2011. The average procurement cost per liter increased from $0.92 (RMB 6.04), net of VAT, for the three months ended June 30, 2011 to $1.04 (RMB 6.53), net of VAT, for the three months ended June 30, 2012.

Installation Services. Cost of revenue from our installation services decreased by 33.9%, or $343,975, to $670,582 for the three months ended June 30, 2012 from $1,014,557 for the three months ended June 30, 2011, primarily as a result of the decrease in the number of our installation customers.

Automobile Conversion Services. Cost of our automobile conversion revenue decreased by 3.3%, or $9,658, to $284,701 for the three months ended June 30, 2012 from $294,359 for the three months ended June 30, 2011, which is consistent with the increase in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the years indicated:

	Three Months Ended		Increase	Increase (decrease)
	June 30, 2012	June 30, 2011	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$7,794,064	$8,932,484	$(1,138,420)	(12.7)%

Natural gas from pipelines	426,844	482,796	(55,952)	(11.6)%

Liquefied natural gas	4,244,380	-	4,244,380	-

Gasoline	45,554	71,668	(26,114)	(36.4)%

Installation	1,144,688	1,565,738	(421,050)	(26.9)%

Automobile conversion	172,752	178,408	(5,656)	(3.2)%

Total	$13,828,282	$11,231,094	$2,597,188	23.1%

We earned a gross profit of $13,828,282 for the three months ended June 30, 2012, an increase of $2,597,188, or 23.1%, from $11,231,094 for the three months ended June 30, 2011. The increase in gross profit was primarily attributable to the increase in sales revenues, although our gross profit margin decreased, as discussed below.

Gross Margin

Gross margin for natural gas sold through our fueling stations increased from 44.1% for the three months ended June 30, 2011 to 45.2% for the three months ended June, 2012, primarily due to lower purchasing cost of natural gas.

Gross margin for natural gas sold through pipelines was 23.8% for the three months ended June 30, 2012, decreased slightly from 24.0% for the three months ended June 30, 2011.

Gross margin for our LNG business was 26.7% for the three months ended June 30, 2012. This gross margin is lower than that of CNG sold through fueling stations, because till the end of the second quarter of 2012, we had been selling LNG only to industrial customers at wholesale price. We expect that the gross margin of LNG sales may be improved after our own LNG fueling stations start operations and sell LNG at retail price.

Gross margin for gasoline sales increased from 3.6% for the three months ended June 30, 2011 to 6.5% for the three months ended June 30, 2012, primarily due our average sales price of gasoline had increased at a greater rate than that of our average purchasing costs of gasoline.

Gross margin for our installation business increased to 63.1% for the three months ended June 30, 2012, from 60.7% for the three months ended June 30, 2011.

Gross margin for our automobile conversion business increased slightly from 37.7% for the three months ended June 30, 2011 to 37.8% for the three months ended June 30, 2012.

Our total gross margin decreased from 41.1% for the three months ended June 30, 2011 to 36.5% for the three months ended June 30, 2012, primarily due to the current lower gross margin level of our LNG business, as compared to the gross margins of those business lines making greatest contribution to revenue.

Operating Expenses

We incurred operating expenses of $7,255,893 for the three months ended June 30, 2012, an increase of $1,362,697, or 23.1%, from $5,893,197 for the three months ended June 30, 2011.

Selling expenses increased by $1,578,452, or 39.1%, to $5,619,864 for the three months ended June 30, 2012, from $4,041,412 for the three months ended June 30, 2011, primarily due to the increase of $684,205 in depreciation mainly associated with the operations of our LNG plant, which started in July 2011, $645,058 in transportation expense, and $88,597 in water and electricity charges. Transportation cost during the three months ended June 30, 2012 was approximately $2,788 per million cubic meters of natural gas, compared to $3,585 per million cubic meters of natural gas for the three months ended June 30, 2011. The decrease was mainly attributable to the lower average transportation cost of LNG due to the decrease in its unit volume as a result of liquification.

General and administrative expenses decreased by $215,756, or 11.7%, from $1,851,785 for the three months ended June 30, 2011 to $1,636,029 for the three months ended June 30, 2012, primarily attributable to the decrease of 254,595 in consulting fees, and $156,607 in legal fees.

Income from Operations and Operating Margin

Income from operations increased by $1,234,492, or 23.1%, to $6,572,389 for the three months ended June 30, 2012 from $5,337,897 for the three months ended June 30, 2011, primarily attributable to the realization of revenue and gross profit of LNG, which started in July 2011. Our operating margin for the three months ended June 30, 2012 was 17.3%, as compared to 19.5% for the three months ended June 30, 2011.

Non-Operating Income (Expense)

Non-operating expense was $246,679 for the three months ended June 30, 2012, as compared to non-operating income of $119,806 for the three months ended June 30, 2011, primarily due to the interest expense of $275,643 related to the loan from Pudong Development Bank during the three months ended June 30, 2012, which was capitalized during the three months ended June 30, 2011.

Provision for Income Tax

Income tax was $1,251,128 for the three months ended June 30, 2012, as compared to $1,064,018 for the three months ended June 30, 2011. The effective income tax rate increased from 19.5% to 19.8% over this period.

Net income

Net income increased to $5,074,582 for the three months ended June 30, 2012, by $680,897, or 15.5%, from $4,393,685 for the three months ended June 30, 2011. Net margin decreased to 13.4% for the three months ended June 30, 2012 from 16.1% for the three months ended June 30, 2011, primarily due to the decrease in gross margin.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Six Months Ended		Increase (decrease) in	Increase
	June 30, 2012	June 30, 2011	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$35,134,902	$38,529,404	$(3,394,502)	(8.8)%

Natural gas from pipelines	4,222,741	4,104,156	118,585	2.9%

Liquefied natural gas	24,969,848	-	24,969,848	-

Gasoline	1,527,063	3,281,550	(1,754,487)	(53.5)%

Installation	3,431,078	4,591,989	(1,160,911)	(25.3)%

Automobile conversion	893,381	914,178	(20,797)	(2.3)%

Total	$70,179,013	$51,421,277	$18,757,736	36.5%

Overall. Total revenue for the six months ended June 30, 2012 increased to $70,179,013 from $51,421,277 for the six months ended June 30, 2011, an increase of $18,757,736 or 36.5%, due to the reasons discussed below. We sold 152,297,039 cubic meters of natural gas, including 84,803,533 cubic meters of CNG and 67,493,506 cubic meters (42301.9 tons) of LNG, during the six months ended June 30, 2012, compared to 95,129,765 cubic meters during the six months ended June 30, 2011. For the six months ended June 30, 2012, 93.8% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 6.2% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations decreased by 8.8%, or $3,394,502, to $35,134,902 for the six months ended June 30, 2012, from $38,529,404 for the six months ended June 30, 2011, and contributed 50.1% of our total revenue for the six months ended June 30, 2012, which was the largest contributor to revenue among our major business lines. During the six months ended June 30, 2012, we sold 71,420,087 cubic meters of CNG, compared to 81,337,088 cubic meters during the six months ended June 30, 2011, through our fueling stations, due to the closure of two fueling stations in 2011 and the closure of three fueling stations in the second quarter of 2012, respectively. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.14) during the six months ended June 30, 2012 and 2011, net of VAT. With respect to average sales revenue and volume per station, in the six months ended June 30, 2012, we sold approximately $962,600 or 1,956,715 cubic meters of CNG per station, respectively, compared to approximately $1,013,932 or 2,140,450 cubic meters, respectively, in the six months ended June 30, 2011. The reason for the decline in per station sales was primarily due to the construction of main subway lines in Xi’an, which caused certain bus routes to deviate from our stations and resulted in decreased sales.

Natural Gas from Pipelines. Natural gas revenue from our pipelines increased by 2.9%, or $118,585, to $4,222,741 for the six months ended June 30, 2012, from $4,104,156 for the six months ended June 30, 2011, and contributed 6.0% of our total revenue for the six months ended June 30, 2012. As of June 30, 2012, we had 119,300 pipeline customers, an increase of 3,266 customers from 116,034 customers as of June 30, 2011. We sold 13,383,446 cubic meters of natural gas through our pipelines for the six months ended June 30, 2012, compared to 13,792,677 cubic meters for the six months ended June 30, 2011, an decrease of 3.0%, primarily due to the lost of a major commercial customer in Xi’an.

Liquefied Natural Gas. Our LNG production facility in Jingbian County, Shaanxi Province started operations in July 2011. Revenue from LNG was $24,969,848 for the six months ended June 30, 2012, and contributed 35.6% of our total revenues for the six months ended June 30, 2012. We sold 67,493,506 cubic meters of LNG, and the average unit selling price per cubic meter was $0.37 (RMB 2.33), net of VAT, during the six months ended June 30, 2012. As our LNG plant did not begin operations until July 2011, we do not have historical data for comparison.

Gasoline. Revenue from gasoline sales decreased by 53.5%, or $1,754,487, to $1,527,063 for the six months ended June 30, 2012, from $3,281,550 for the six months ended June 30, 2011, and contributed 2.2% of our total revenue for the six months ended June 30, 2012. The decrease was primarily attributable to the sales volume decrease of 59.0% from 3,540,447 liters to 1,452,493 liters, because of the closure of three gasoline fueling stations during the the first and fourth quarter of 2011. The average unit sales price of gasoline increased by 13.4%, from $0.93 (RMB 6.05) per liter, net of VAT, in the six months ended June 30, 2011 to $1.05 (RMB 6.62) per liter in the six months ended June 30, 2012, compensating for the significant decrease in sales volume to a certain degree.

Installation Services. Revenue from installation services decreased by 25.3%, or $1,160,911, to $3,431,078, for the six months ended June 30, 2012 from $4,591,989 for the six months ended June 30, 2011, and contributed 4.9% of our total revenue for the six months ended June 30, 2012. We believe the decrease was primarily due to a slowdown in the property market, which led to a decrease in demand for installation services. Revenue from our five largest customers accounted for 25.9%, 11.7%, 8.6%, 8.4% and 6.5%, respectively, of our total installation revenue for the six months ended June 30, 2012.

Automobile Conversion Services. Revenue from our automobile conversion division decreased by 2.3%, or $20,797, to $893,381 for the six months ended June 30, 2012, from $914,178 for the six months ended June 30, 2011, mainly due to the decrease of customers, and contributed 1.3% of our total revenue for the six months ended June 30, 2012.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the years indicated:

	Six Months Ended		Increase (decrease) in	Increase
	June 30, 2012	June 30, 2011	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$19,378,011	$21,823,450	$(2,445,439)	(11.2)%

Natural gas from pipelines	3,221,130	3,146,450	74,680	2.4%

Liquefied natural gas	19,138,234	-	19,138,234	-

Gasoline	1,443,758	3,127,433	(1,683,675)	(53.8)%

Installation	1,258,465	1,802,921	(544,456)	(30.2)%

Automobile conversion	549,063	569,627	(20,564)	(3.6)%

Total	$44,988,661	$30,469,881	$14,518,780	47.6%

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

Our cost of revenue for the six months ended June 30, 2012 was $44,988,661, an increase of $14,518,780, or 47.6%, from $30,469,881 for the six months ended June 30, 2011, mainly attributable to the addition of costs of revenue of LNG, which started in July 2011, and the increase in average procurement costs of natural gas. Our average costs of revenue of all natural gas sold per cubic meter remained stable at $0.27 (RMB 1.73) for the six months ended June 30, 2012 and 2011. As a comparison, our total revenues increased by 36.5% for the six months ended June 30, 2012 from the six months ended June 30, 2011.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas sold through our fueling stations decreased by 11.2%, or $2,445,439, to $19,378,011 for the six months ended June 30, 2012, from $21,823,450 for the six months ended June 30, 2011. The average procurement costs per cubic meter of our natural gas for our fueling stations decreased from $0.27 (RMB 1.76), net of VAT, for the six months ended June 30, 2011, to $0.27 (RMB 1.71), net of VAT, for the six months ended June 30, 2012. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.14) per cubic meter, net of VAT, for the six months ended June 30, 2012.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 2.4%, or $74,680, to $3,221,130 for the six months ended June 30, 2012, from $3,146,450 for the six months ended June 30, 2011. The increase was primarily due to the increase in procurement cost.

Liquefied Natural Gas. Cost of revenue from LNG was $19,138,234 for the six months ended June 30, 2012, and the average cost of revenue per cubic meter was $0.28 (RMB 1.79), net of VAT, during the six months ended June 30, 2012. As our LNG plant did not begin operations until July 2011, we do not have historical data for comparison.

Gasoline. Cost of gasoline revenue decreased by 53.8% or $1,683,675, to $1,443,758 for the six months ended June 30, 2012, from $3,127,433 for the six months ended June 30, 2011. The decrease of cost of gasoline revenue was primarily due to the closure of three gasoline fueling stations of ours during the the first and fourth quarter of 2011. The average procurement cost per liter increased from $0.88 (RMB 5.77), net of VAT, for the six months ended June 30, 2011 to $0.99 (RMB 6.26), net of VAT, for the six months ended June 30, 2012.

Installation Services. Cost of revenue from our installation services decreased by 30.2%, or $544,456, to $1,258,465 for the six months ended June 30, 2012 from $1,802,921 for the six months ended June 30, 2011, primarily as a result of the decrease in the number of our installation customers.

Automobile Conversion Services. Cost of our automobile conversion revenue decreased by 3.6%, or $20,564, to $549,063 for the six months ended June 30, 2012 from $569,627 for the six months ended June 30, 2011, which is consistent with the increase in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the years indicated:

	Six Months Ended		Increase (decrease) in	Increase
	June 30, 2012	June 30, 2011	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$15,756,891	$16,705,954	$(949,063)	(5.7)%

Natural gas from pipelines	1,001,611	957,706	43,905	4.6%

Liquefied natural gas	5,831,614	-	5,831,614	-

Gasoline	83,305	154,117	(70,812)	(45.9)%

Installation	2,172,613	2,789,068	(616,455)	(22.1)%

Automobile conversion	344,318	344,551	(233)	(0.1)%

Total	$25,190,352	$20,951,396	$4,238,956	20.2%

We earned a gross profit of $25,190,352 for the six months ended June 30, 2012, an increase of $4,238,956, or 20.2%, from $20,951,396 for the six months ended June 30, 2011. The increase in gross profit was primarily attributable to the increase in sales revenues, although our gross profit margin decreased, as discussed below.

Gross Margin

Gross margin for natural gas sold through our fueling stations increased from 43.4% for the six months ended June 30, 2011 to 44.8% for the six months ended June 30, 2012, primarily due to lower purchasing cost of natural gas.

Gross margin for natural gas sold through pipelines was 23.7% for the six months ended June 30, 2012, increased from 23.3% for the six months ended June 30, 2011, primarily due to our average sales price of natural gas sold through pipelines had increased at a greater rate than that of our average purchasing costs.

Gross margin for our LNG business was 23.4% for the six months ended June 30, 2012. This gross margin is lower than that of CNG sold through fueling stations, because till the end of the second quarter of 2012, we had been selling LNG only to industrial customers at wholesale price. We expect that the gross margin of LNG sales may be improved after our own LNG fueling stations start operations and sell LNG at retail price.

Gross margin for gasoline sales increased from 4.7% for the six months ended June 30, 2011 to 5.5% for the six months ended June 30, 2012, primarily due our average sales price of gasoline had increased at a greater rate than that of our average purchasing costs of gasoline.

Gross margin for our installation business increased to 63.3% for the six months ended June 30, 2012, from 60.7% for the six months ended June 30, 2011.

Gross margin for our automobile conversion business increased from 37.7% for the six months ended June 30, 2011 to 38.5% for the six months ended June 30, 2012.

Our total gross margin decreased from 40.7% for the six months ended June 30, 2011 to 35.9% for the six months ended June 30, 2012, primarily due to the current lower gross margin level of our LNG business, as compared to the gross margins of those business lines making greatest contribution to revenue.

Operating Expenses

We incurred operating expenses of $14,918,339 for the six months ended June 30, 2012, an increase of $2,534,250, or 20.5%, from $12,384,089 for the six months ended June 30, 2011.

Selling expenses increased by $2,949,331, or 38.7%, to $10,570,664 for the six months ended June 30, 2012, from $7,621,333 for the six months ended June 30, 2011, primarily due to the increase of $1,250,900 in depreciation mainly associated with the operations of our LNG plant, which started in July 2011, $767,975 in transportation expense, $216,502 in water and electricity charges and $214,919 in salaries. Transportation cost during the six months ended June 30, 2012 was approximately $2,758 per million cubic meters of natural gas, compared to $3,650 per million cubic meters of natural gas for the six months ended June 30, 2011. The decrease was mainly attributable to the lower average transportation cost of LNG due to the decrease in its unit volume as a result of liquification.

General and administrative expenses decreased by $415,081, or 8.7%, from $4,762,756 for the six months ended June 30, 2011 to $4,347,675 for the six months ended June 30, 2012, primarily attributable to the decrease of $804,881 in legal fees, and $354,207 in consulting fee, offset by the increase of $516,217 in preliminary expenses associate with our acquisition of XTJH.

Income from Operations and Operating Margin

Income from operations increased by $1,704,706, or 19.9%, to $10,272,013 for the six months ended June 30, 2012 from $8,567,307 for the six months ended June 30, 2011, primarily attributable to the realization of revenue and gross profit of LNG, which started in July 2011. Our operating margin for the six months ended June 30, 2012 was 14.6%, as compared to 16.7% for the six months ended June 30, 2011.

Non-Operating Income (Expense)

Non-operating expense was $1,207,086 for the six months ended June 30, 2012, as compared to non-operating income of $331,881 for the six months ended June 30, 2011, primarily due to the interest expense of $707,680 related to the loan from Pudong Development Bank during the six months ended June 30, 2012, which was capitalized during the six months ended June 30, 2011, and the foreign currency exchange loss of $504,446 during the six months ended June 30, 2012, mainly attributable to the loss on the Abax Senior Notes caused by material appreciation of the RMB against USD in recent years because such notes were denominated in RMB, while the repayment of the principals as well as interest should be made in USD equivalent, as compared to a loss of $7,048 for the year ended December 31, 2011.

Provision for Income Tax

Income tax was $2,042,599 for the six months ended June 30, 2012, as compared to $2,019,671 for the six months ended June 30, 2011. The effective income tax rate decreased from 22.7% to 22.5% over this period.

Net income

Net income decreased to $7,022,328 for the six months ended June 30, 2012, by $142,811, or 2.1%, from $6,879,517 for the six months ended June 30, 2011. Net margin decreased to 10.0% for the six months ended June 30, 2012 from 13.4% for the six months ended June 30, 2011, primarily due to the increase in non-operating expenses.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. Our principal uses of cash have been, and are expected to continue to be, working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian County, Shaanxi Province and other projects. Due to the required repayment of 33.3% of the principal of the Abax Senior Notes, 29.2% of the principal of the loan from SPDB, and the short-term loans from Mr. Hao Qu, all of which are payable within one year from June 30, 2012, our current liabilities were larger than current assets as of June 30, 2012, resulting in negative working capital. On March 22, May 17 and May 18, 2012, we entered into an agreement with Mr. Hao Qu to extend the maturity dates of certain borrowing totaling $2.32 million to 2013. We will continue to obtain new short-term bank loans to finance our working capital, and long term loans to fund our capital expenditure projects, if necessary.

As of June 30, 2012, we had $6,304,066 of cash and cash equivalents on hand, compared to $9,622,883 of cash and cash equivalents as of December 31, 2011. The decrease was primarily attributable to the construction of the LNG plant and other projects, and the repayment of the loans from SPDB and of the principal of the Abax Senior Notes.

Net cash provided by operating activities was $18,849,590 for the six months ended June 30, 2012, compared to net cash provided by operating activities of $12,724,028 for the six months ended June 30, 2011.The increase was primarily due to the decrease in prepaid expense and other current assets, increase in accounts payable and accrued liabilities and decrease in accounts receivable, and adjustments for non-cash expense items, including depreciation and amortization expenses, offset mainly by the increase in inventories and decrease in tax payable.

Net cash used in investing activities increased from $14,596,497 for the six months ended June 30, 2011 to $16,168,320 for the six months ended June 30, 2012, primarily due to the increase in additions to construction in progress in Xi’an.

Net cash used in financing activities was $6,017,475 for the six months ended June 30, 2012, primarily due to the repayment of the principals of the Abax Senior Notes and of the long term loan from SPDB, and increase in restricted cash. On a comparable basis, net cash from financing activities was $3,755,520 for the six months ended June 30, 2011, due to the short-term loans borrowed from Mr. Hao Qu and our joint venture company, Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd.

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

Capital Expenditures

Our planned capital expenditures as of June 30, 2012 were approximately $221.3 million through December 2015, the majority of which were to be incurred in connection with Phase II and III of the LNG facility in Jingbian County, Shaanxi Province, the construction or acquisition of additional fueling stations and compressor stations, and the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures mainly through cash flows from operations as well as through potential bank loans or other forms of borrowing.

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

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends and disposition of properties as well as being obligated to maintain certain financial ratios. On August 5, 2011, the Company paid the first balance due equal to 8.3333% of the principal amount outstanding. The second repayment for 8.3333% of the principal of the Senior Notes was due on January 30, 2012. After negotiations with Abax, the note-holders agreed that the Company could make the payment on or before March 9, 2012. On March 7, 2012, the Company paid $4,946,541 to Abax, including $3,838,949 of the principal due on January 30, 2011 in full (with foreign currency exchange loss of $505,615), plus accrued interest of $1,079,176, as well as penalty interest of $28,416. Abax issued a waiver to exempt the Company from any other consequences of the late payment. The repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from January 29, 2012 to July 30, 2012 was due on July 30, 2012. The company didn’t make the payment on time and is under negotiation with Abax currently.

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with SPDB, pursuant to which the SPDB agreed to lend $18,564,000 to JBLNG. SPDB transferred $13,923,000 and $4,641,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing the second year. As the People’s Bank of China adjusted the standard interest rate several times in 2011 and 2010, beginning January 1, 2012 the interest rate of these loans had been adjusted to 6.90%. As the People’s Bank of China lowered the standard interest rate twice in June and July 2012, beginning January 1, 2013 the interest rate of these loans will reduce. The repayment term was amended in October 2011. According to the amended contract, the loan period is 58 months from the date of effectiveness of the contract, and will be repaid twice a year, with the last repayment no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within PRC. Pursuant to the long-term loan agreement with Pudong Development Bank Xi’an Branch, the Company repaid the principal of $775,000 (RMB 5,000,000), $3,875,000 (RMB 25,000,000) and $775,000 (RMB 5,000,000) to the SPDB on October 10, 2011, December 31, 2011 and March 5, 2012, respectively.

Contractual Obligations

Our contractual obligations are as follows:

			Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Long-term debt obligations(1)	$33,989	$13,596	$20,393	$-	$-
Operating lease obligations(2)	39,759	900	4,164	3,767	30,928
Purchase obligations (3)	9,723	9,723	-	-	-
Other long-term liabilities reflected on balance sheet (4)	17,500	-	-	17,500	-
Related party debt (5)	2,680	2,680	-	-	-
Long-term loan	13,473	5,548	7,925	-	-
Total	$117,124	$32,447	$32,482	$21,267	$30,928

(1) Please refer to Note 5 to our consolidated financial statements for the six months ended June 30, 2012.

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

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of June 30, 2012, we maintained long-term natural gas purchase agreements with one of our vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd. (“Qinshui Lanyan”) which expires on December 31, 2015. We do not expect any issues or difficulties in renewing our supply contracts with the vendor going forward.

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

The balance sheet amounts, with the exception of equity, were translated at the June 30, 2012 exchange rate of RMB 6.31 to $1.00 as compared to RMB 6.35 to $1.00 at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2012 and 2011 were RMB 6.30 and RMB 6.53 to $1.00, respectively.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2012 and December 31, 2011, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2012 and 2011.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had interest-bearing long-term and short-term debts outstanding in an aggregate of $50,141,883 at June 30, 2012. The fixed-rate long-term debt, or the notes payable to Abax of $33,989,438, is due in installments beginning in July 2012 through January 2014. The repayment of 8.3333% of the principal of the notes payable was due on January 30, 2012. After negotiations with Abax, the note-holders agreed that the Company could make the payment before March 9, 2012. On March 7, 2012, the Company paid the portion of the principal due on January 30, 2012 in full plus accrued interest for the period from July 30, 2011 to January 29, 2012, as well as a penalty interest of $28,416 for the period from February 6, 2012 to March 8, 2012. Abax issued a waiver to exempt the Company from any other consequences of the late payment. The repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from January 29, 2012 to July 30, 2012 was due on July 30, 2012. The company didn’t make the payment on time and is under negotiation with Abax currently. The fixed-rate loan from a related party of $2,679,945 is due during 2012 and 2013. The remaining balance in the amount of $13,472,500, or the loan from Pudong Development Bank, bears interest at floating rates, and is due between 2012 and 2014. We repaid principal of $775,000 (RMB 5,000,000) due on March 5, 2012.We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the stockholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $1,741,216 for the six months ended June 30, 2012, to reflect the impact of the fluctuation of RMB against USD.

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

On December 12, 2011, the Company filed a motion to dismiss. On July 6, 2012, the Court entered an order granting the Company’s motion to dismiss in its entirety. The Court’s order also granted plaintiffs leave to amend their complaint.

On July 27, 2012, lead plaintiff, Mr. Jo-Fung and Matthew Michael, another individual investor, filed a second amended complaint. The second amended complaint asserts the same Section 10(b) claims against the Company as the amended complaint. The second amended complaint also asserts the same Section 20(a) claims against the Company’s former officers, but does not assert any claims against the Company’s current or former outside directors. The suit seeks unspecified monetary damages. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

b)	On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. (the “Company”) and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, and the Company, as defendants (C.A. No. 12-0048-SLR) (the “Constituent Actions”). The Constituent Actions alleged, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans. The Constituent Actions were consolidated on February 14, 2012 and bore the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the Constituent Actions. This case was consolidated with the Constituent Actions on March 27, 2012. On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery. On April 10, 2012, the parties stipulated to the voluntary dismissal of the consolidated Constituent Actions as, in light of the removal of Nasdaq from the matter, no federal question remained and only state law issues remained. As part of the dismissal order, the plaintiffs undertook to file an action in the Delaware Court of Chancery asserting the claims arising out of the matters set forth in the Constituent Actions. On May 22, 2012, the plaintiffs filed said action in the Delaware Court of Chancery, captioned Haitham J. Kousa, et al vs. Oinan Ji, et al (Case No. 7559-VCL). The Company is actively defending that case. The dismissal of the Constituent Actions was ordered on May 31, 2012.

c)	On May 14, 2012, the Securities and Exchange Commission (“SEC”) filed an action in the U.S. District Court for the Southern District of New York against Qinan Ji and the Company, captioned Securities and Exchange Commission v. China Natural Gas, Inc. and Qinan Ji (12 CV 3824) (the “SEC Action”). The SEC Action alleges that the Company violated Section 17(a)(2) of the Securities Act of 1933 (“Securities Act”), and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and that Qinan Ji violated Section 17(a) of the Securities Act, Sections 10(b), 13(b)(5) and 14(a) of the Exchange Act (as well as certain rules promulgated under such sections), Section 304 of the Sarbanes Oxley Act of 2002 and aiding and abetting certain of the Company’s alleged violations. The allegations in the SEC Action stem from the Company making two related party loans in 2010 and from the acquisition by the Company of a natural gas company in 2008. The SEC Action seeks a judgment (i) permanently enjoining the Company and Qinan Ji from future violations of the above provisions of the federal securities laws; (ii) imposing civil monetary penalties on the Company and Qinan Ji; (iii) prohibiting Qinan Ji from acting as an officer or director of a public company; and (iv) requiring Qinan Ji to reimburse the Company his bonuses and stock sale profits. The Company has until September 28, 2012 to file a response to the complaint in the SEC Action.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the six months ended June 30, 2012, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the six months ended June 30, 2012:

•	The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

•	The Company entered into a related party transaction without appropriate authorization and failed to correctly disclose the Wang Loan as a related party transaction.

•	The Company failed to communicate to the Board of Directors the Wang Loan and the loan made to JunTai Hosing Purchase Ltd. and had entered into the Loans without approval of the Board of Directors.

•	The Company did not have a formal process to analyze the Company’s goodwill for possible impairment.

•	The Company did not initially translate the proceeds from the Senior Notes in USD into RMB, the functional currency of the Company, and failed to recognize the foreign currency change gain or loss at the end of each reporting period, when the Company should translate its amount back into USD, the reporting currency of the Company.

•	The Company failed to have a written policy that documents the internal control procedures over its revenue and purchase cycles relating to its liquefied natural gas business.

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2011), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at June 30, 2012 were not effective.

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

6)	Formulation of a formal process of analyzing goodwill and testing it for impairment.

7)	Formulation of a formal process of identifying items for which foreign exchange gain or loss may occur specifically and recognizing such gain or loss in our financial statements.

8)	Development of a formal policy that documents the internal control procedures over the revenue and purchase cycles relating to the liquefied natural gas business.

Of the above items, Item 1 through to Item 7 have been completed.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there was no change in our internal control over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2011, the Company filed a motion to dismiss. On July 6, 2012, the Court entered an order granting the Company’s motion to dismiss in its entirety. The Court’s order also granted plaintiffs leave to amend their complaint.

On July 27, 2012, lead plaintiff, Mr. Jo-Fung and Matthew Michael, another individual investor, filed a second amended complaint. The second amended complaint asserts the same Section 10(b) claims against the Company as the amended complaint. The second amended complaint also asserts the same Section 20(a) claims against the Company’s former officers, but does not assert any claims against the Company’s current or former outside directors. The suit seeks unspecified monetary damages. The Company cannot provide at this time any assurance that the outcome of this suit will not be materially adverse to our financial condition, consolidated results of operations, cash flows or business prospects.

b)	On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. (the “Company”) and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, and the Company, as defendants (C.A. No. 12-0048-SLR) (the “Constituent Actions”). The Constituent Actions alleged, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans. The Constituent Actions were consolidated on February 14, 2012 and bore the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the Constituent Actions. This case was consolidated with the Constituent Actions on March 27, 2012. On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery. On April 10, 2012, the parties stipulated to the voluntary dismissal of the consolidated Constituent Actions as, in light of the removal of Nasdaq from the matter, no federal question remained and only state law issues remained. As part of the dismissal order, the plaintiffs undertook to file an action in the Delaware Court of Chancery asserting the claims arising out of the matters set forth in the Constituent Actions. On May 22, 2012, the plaintiffs filed said action in the Delaware Court of Chancery, captioned Haitham J. Kousa, et al vs. Oinan Ji, et al (Case No. 7559-VCL). The Company is actively defending that case. The dismissal of the Constituent Actions was ordered on May 31, 2012.

c)	On May 14, 2012, the Securities and Exchange Commission (“SEC”) filed an action in the U.S. District Court for the Southern District of New York against Qinan Ji and the Company, captioned Securities and Exchange Commission v. China Natural Gas, Inc. and Qinan Ji (12 CV 3824) (the “SEC Action”). The SEC Action alleges that the Company violated Section 17(a)(2) of the Securities Act of 1933 (“Securities Act”), and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and that Qinan Ji violated Section 17(a) of the Securities Act, Sections 10(b), 13(b)(5) and 14(a) of the Exchange Act (as well as certain rules promulgated under such sections), Section 304 of the Sarbanes Oxley Act of 2002 and aiding and abetting certain of the Company’s alleged violations. The allegations in the SEC Action stem from the Company making two related party loans in 2010 and from the acquisition by the Company of a natural gas company in 2008. The SEC Action seeks a judgment (i) permanently enjoining the Company and Qinan Ji from future violations of the above provisions of the federal securities laws; (ii) imposing civil monetary penalties on the Company and Qinan Ji; (iii) prohibiting Qinan Ji from acting as an officer or director of a public company; and (iv) requiring Qinan Ji to reimburse the Company his bonuses and stock sale profits. The Company has until September 28, 2012 to file a response to the complaint in the SEC Action.

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

Because of the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities. The SEC has commenced an investigation into the matters surrounding the Wang Loan and the acquisition of Lingbao Yuxi Natural Gas Co., Ltd. The Company has been cooperating with the investigation. The Company has restated quarterly reports on Form 10-Q/A for the three months ended March 31, 2010, six months ended June 30, 2010 and the nine months ended September 30, 2010 and the annual report on Form 10-K/A for the year ended December 31, 2010, and quarterly reports on Form 10-Q/A for the three months ended March 31, 2011, six months ended June 30, 2011 and the nine months ended September 30, 2011, regarding the above matters. In addition, NASDAQ has delisted the Company’s common stock and, as a result, the Company’s common stock is now quoted on the OTC Markets. The SEC may take enforcement action against the Company. On May 14, 2012, SEC filed a complaint against the company. The update of legal status of the SEC case is described in (c) part of item 1 legal proceedings. The market price of our common stock has declined and because of these events, investor perceptions of the Company may suffer, and this could cause a further decline in the market price of our stock. If we are unable to remediate the material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. In addition, we may identify additional material weaknesses in the future. Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

China Natural Gas, Inc.

August 14, 2012	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

August 14, 2012	By:	/s/ Zhaoyang Qiao
Zhaoyang Qiao
Chief Financial Officer
(Principal Financial and Accounting Officer)

