Form 10-Q
period 2012-09-30
China Natural Gas, Inc.
filed 2012-11-09
CIK 1120830

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2012 was 21,458,654.

To: The Board of Directors and Stockholders of

China Natural Gas, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheet of China Natural Gas, Inc. as of September 30, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three months and nine months periods ended September 30, 2012. These consolidated interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 5, 2012	Certified Public Accountants

China Natural Gas, Inc.
Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(Stated in US Dollars)

	September 30,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,604,906	$9,622,883
Restricted cash	739,150	-
Accounts receivable, net	2,064,413	2,997,845
Other receivables, net	93,453	540,646
Employee advances	812,524	285,270
Inventories	3,685,266	1,938,754
Advances to suppliers	6,467,436	4,540,139
Prepaid expense and other current assets	4,367,024	4,470,687
Total current assets	26,834,172	24,396,224

Investment in unconsolidated joint ventures	1,583,000	1,574,000
Property and equipment, net	179,374,098	174,097,754
Construction in progress	51,567,976	45,882,320
Deferred financing cost, net	-	517,334
Goodwill	1,741,678	629,729
Other intangible assets	20,366,045	18,910,244
Prepaid expenses and other assets	6,415,166	10,976,203
TOTAL ASSETS	$287,882,135	$276,983,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior notes- current maturities	$38,255,832	$9,671,682
Current portion of bank loan payable	5,540,500	4,722,000
Redeemable liabilities - warrants	17,500,000	-
Accounts payable and accrued liabilities	8,203,277	7,694,423
Other payable - related party	1,612,355	787,000
Short-term borrowing - related party	2,679,945	1,359,945
Unearned revenue	5,479,768	4,280,594
Accrued interest	1,470,269	1,029,431
Taxes payable	1,210,929	2,626,271
Total current liabilities	81,952,875	32,171,346

LONG-TERM LIABILITIES:
Senior notes, net of current portion	-	25,791,151
Bank loan payable, net of current portion	7,915,000	9,444,000
Borrowings - related party	-	1,320,000
Warrants liability	-	17,500,000
Total long-term liabilities	7,915,000	54,055,151
Total liabilities	$89,867,875	$86,226,497

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 issued and outstanding at September 30, 2012 and December 31, 2011	2,145	2,145
Additional paid-in capital	83,353,599	82,909,485
Accumulated other comprehensive income	20,713,885	19,817,493
Statutory reserves	11,051,811	10,124,710
Retained earnings	82,674,291	77,903,478
Noncontrolling interests	218,529	-
Total stockholders' equity	198,014,260	190,757,311
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,882,135	$276,983,808

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Natural Gas, Inc.
Consolidated Statements of Income and Comprehensive Income
For the three months and nine months periods ended September 30, 2012 and 2011
(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Natural gas	$27,903,522	$32,225,481	$92,231,013	$74,859,041
Gasoline	647,061	1,508,657	2,174,124	4,790,207
Installation and others	2,511,199	3,163,237	6,835,658	8,669,404
	31,061,782	36,897,375	101,240,795	88,318,652

Cost of revenues
Natural gas	18,950,048	19,893,643	60,687,423	44,863,543
Gasoline	616,290	1,461,302	2,060,048	4,588,735
Installation and others	1,013,647	1,363,506	2,821,175	3,736,054
	20,579,985	22,718,451	65,568,646	53,188,332

Gross profit	10,481,797	14,178,924	35,672,149	35,130,320

Operating expenses
Selling	6,503,728	4,667,132	17,074,392	12,288,465
General and administrative	1,255,336	2,513,296	5,603,011	7,276,052
	7,759,064	7,180,428	22,677,403	19,564,517

Income from operations	2,722,733	6,998,496	12,994,746	15,565,803

Other income (expense):
Interest income	22,084	12,403	42,683	28,323
Interest expense	(277,347)	(465,236)	(985,027)	(469,902)
Loss on disposal of fixed assets	(4,017,726)	-	(4,017,726)	-
Other income (expense), net	133,625	(62,059)	119,295	25,806
Change in fair value of warrants	1,233	11,971	4	251,781
Foreign currency exchange loss	2,634	(421,031)	(501,812)	(428,079)
	(4,135,497)	(923,952)	(5,342,583)	(592,071)

Income before income tax	(1,412,764)	6,074,544	7,652,163	14,973,732

Provision for income tax	87,239	1,529,451	2,129,838	3,549,122

Net income (loss)	(1,500,003)	4,545,093	5,522,325	11,424,610
Less: Income (loss) attributable to noncontrolling interests	23,594	-	(175,589)	-
Net income (loss) attributable to China Natural Gas, Inc.	(1,523,597)	4,545,093	5,697,914	11,424,610

Other comprehensive income (loss)
Foreign currency translation gain	(844,824)	2,696,721	896,392	7,139,013
Comprehensive income (loss)	$(2,368,421)	$7,241,814	$6,594,306	$18,563,623

Weighted average shares outstanding
Basic	21,458,654	21,458,654	21,458,654	21,403,052
Diluted	21,458,654	21,458,654	21,458,654	21,403,052

Earnings per share

Basic	$(0.07)	$0.21	$0.27	$0.53
Diluted	$(0.07)	$0.21	$0.27	$0.53

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Natural gas, Inc.
Consolidated Statements of Stockholders’ Equity
As of September 30, 2012 and December 31, 2011
(Stated in US Dollars)

			Additional	Accumulative Other		Retained Earnings		Total
	Common Stock		Paid-in	Comprehensive	Minority	Statutory		Stockholders'
	Shares	Amount	Capital	Income	Interest	Reserve	Unrestricted	Equity
Balance at 1/1/2011	21,321,904	$2,132	$81,611,763	$15,667,145	$-	$7,918,634	$64,847,622	$170,047,296
Exercise of stock options	136,750	13	670,062	-	-	-	-	670,075
Stock based compensation	-	-	627,660	-	-	-	-	627,660
Cumulative translation adjustment	-	-	-	4,150,348	-	-	-	4,150,348
Net income	-	-	-	-	-	-	15,261,932	15,261,932
Appropriation of retain earnings	-	-	-	-	-	2,206,076	(2,206,076)	-
Balance at 12/31/2011	21,458,654	$2,145	$82,909,485	$19,817,493	$-	$10,124,710	$77,903,478	$190,757,311

Balance at 1/1/2012	21,458,654	$2,145	$82,909,485	$19,817,493	$-	$10,124,710	$77,903,478	$190,757,311
Stock based compensation	-	-	444,114	-	-	-	-	444,114
Purchases of a Noncontrolling interest equity	-	-	-	-	394,118	-	-	394,118
Cumulative translation adjustment	-	-	-	896,392	-	-	-	896,392
Net income	-	-	-	-	(175,589)	-	5,697,914	5,522,325
Appropriation of retain earnings	-	-	-	-	-	927,101	(927,101)	-
Balance at 9/30/2012	21,458,654	$2,145	$83,353,599	$20,713,885	$218,529	$11,051,811	$82,674,291	$198,014,260

See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Natural gas, Inc.
Consolidated Statements of Cash Flows
For the nine months periods ended September 30, 2012 and 2011
(Stated in US Dollars)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Natural Gas, Inc.	$5,697,914	$11,424,610
Add: Loss attributable to noncontrolling interests	(175,589)	-
Net income	5,522,325	11,424,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,443,635	6,271,846
Provision for doubtful accounts	200,984	6,759
Loss (Gain) on disposal of fixed assets	4,017,726	(3,366)
Stock-based compensation	444,114	479,622
Change in fair value of warrants	(4)	(251,781)
Change in assets and liabilities:
Accounts receivable	1,067,790	(148,404)
Other receivables	170,241	(339,992)
Employee advances	(526,366)	24,019
Inventories	(1,365,120)	(1,011,663)
Advances to suppliers	(2,458,489)	(5,863,429)
Prepaid expense and other current assets	3,049,626	(313,404)
Accounts payable and accrued liabilities	325,648	1,953,199
Unearned revenue	1,176,182	3,171,096
Accrued interest	440,838	(114,033)
Taxes payable	(1,432,165)	461,903
Net cash provided by operating activities	21,076,965	15,746,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of property and equipment	(4,129,677)	(6,568,845)
Proceeds from sales of property and equipment	2,850,914	16,896
Additions to construction in progress	(13,107,944)	(7,884,773)
Prepayment on long-term assets	(418,295)	(805,522)
Payment for acquisition of business	(656,179)	-
Payment for intangible assets	(1,768,049)	(189,327)
Net cash used in investing activities	(17,229,230)	(15,431,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	670,075
Proceeds from short-term debt and other payable, related parties	-	3,090,647
Repayment of long-term debt	(792,500)	-
Repayment of senior notes	(3,333,334)	(3,333,334)
Increase in restricted cash	(740,084)	-
Net cash (used in) provided by financing activities	(4,865,918)	427,388

Effect of exchange rate changes on cash and cash equivalents	206	424,188

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,017,977)	1,166,987

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,622,883	10,046,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,604,906	$11,213,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$718,541	$293,941
Income taxes paid	$3,330,382	$3,142,069

Non-cash transactions for investing and financing activities:
Construction materials transferred to construction in progress	$67,058	$6,210,629
Construction in progress transferred to property and equipment	$19,380,905	$93,297,528
Construction in progress transferred to intangible assets	$-	$11,611,672
Advances to suppliers transferred to construction in progress	$-	$7,609,906
Other assets transferred to construction in progress	$2,577,107	$2,342,356
Capitalized interest - amortization of discount of notes payable and issuance cost	$6,107,601	$3,142,357

 See Accompanying Notes to the Financial Statements and Accountant’s Report.

China Natural gas, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2012 and December 31, 2011
(Stated in US Dollars)

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The consolidated balance sheets as of September 30, 2012 and December 31, 2011 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE. Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“XXABC”), Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd (“JV”), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”) and Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 2, 2012(the "2011 Annual Report").

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

The balance sheet amounts, with the exception of equity, were translated at the September 30, 2012 exchange rate of RMB 6.32 to $1.00 as compared to RMB 6.35 to $1.00 at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2012 and 2011 were RMB 6.31 and RMB 6.49 to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of September 30, 2012 and December 31, 2011, the Company had total deposits of $8,100,455 and $9,236,515, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses to date as a result of this policy.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are allowed for when management has determined that the likelihood of collection is not probable. Uncollectible receivables are written off against the allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $12,479 and $127,619 as of September 30, 2012 and December 31, 2011, respectively.

Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units. As of September 30, 2012 and December 31, 2011, the Company had employee advances in the amount of $812,524 and $285,270, respectively.

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

The following are the details of the inventories:

	September 30, 2012	December 31, 2011
Materials and supplies	$2,263,761	$1,529,678
Liquefied natural gas	1,180,983	298,016
Gasoline	240,522	111,060
	$3,685,266	$1,938,754

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

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,583,000 and $1,574,000 at September 30, 2012 and December 31, 2011, respectively. The JV has not had any operations to date.

The financial position of the JV is summarized below:

	September 30, 2012	December 31, 2011
Current assets	$3,230,612	$3,212,245
Noncurrent assets	-	-
Total assets	3,230,612	3,212,245
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	3,230,612	3,212,245
Total liabilities and equity	$3,230,612	$3,212,245

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	September 30, 2012	December 31, 2011
Office equipment	$891,812	$823,822
Operating equipment	173,309,864	158,183,281
Vehicles	4,110,619	3,540,962
Buildings and improvements	38,233,831	41,713,318
Total property and equipment	216,546,126	204,261,383
Less accumulated depreciation	(37,172,028)	(30,163,629)
Property and equipment, net	$179,374,098	$174,097,754

Depreciation expense for the three months ended September 30, 2012 and 2011 was $3,375,601 and $2,464,032, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $9,915,078 and $6,106,122, respectively.

Disposal of fixed assets

In an effort to utilize the Company’s resource and maximize its operation results, the Company decided to reduce the scale of its CNG fueling station business and expand its fueling station development of LNG. During the third quarter of 2012, the Company closed five CNG fueling stations: 1) Tanan fueling station, 2) Donghuan fueling station, 3) Fenghe fueling station, 4) Tongchuan fueling station, and 5) Yan’an fueling station. These five CNG fueling stations suffered accumulated operation loss for the past few years. Simultaneously, the Company disposed all the buildings, equipment, and other fixed assets attached to them.

The following are the details of the disposed fixed assets:

	Original value	Accumulated depreciation	Net value	Proceeds from sales	Loss/(gain) on disposal
Tanan Fueling Station	$2,377,500	$731,962	$1,645,538	$746,169	$899,369
Donghuan Fueling Station	1,927,297	588,774	1,338,523	621,808	716,715
Fenghe Fueling Station	1,981,250	614,145	1,367,105	388,630	978,475
Tongchuan Fueling Station	1,743,500	522,830	1,220,670	466,356	754,314
Yan'an Fueling Station	1,902,000	610,666	1,291,334	621,808	669,527
Other equipments	7,608	2,138	5,470	6,143	(674)
	$9,939,155	$3,070,515	$6,868,640	$2,850,914	$4,017,726

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

As of September 30, 2012 and December 31, 2011, the Company had construction in progress in the amount of $51,567,976 and $45,882,320, respectively. Interest cost capitalized into construction in progress for the three months ended September 30, 2012 and 2011 amounted to $4,493,138, and $1,533,071, respectively. Interest cost capitalized into construction in progress for the nine months ended September 30, 2012 and 2011 amounted to $7,389,545, and $5,682,273, respectively.

Construction in progress at September 30, 2012 and December 31, 2011 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of September 30, 2012, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 13 to the consolidated financial statements.

Project Description	Location	September 30, 2012		Commencement date	Expected completion date		Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$8,246,119	(1)	December 2006	March 2014	(2)	$102,000	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	13,901,393	(4)	December 2006	December 2015		193,586,599	(5)
Fangzhi District	Fangzhi District, Xi’an, PRC	8,842,118		October 2010	December 2013		4,181,691
Sa Pu Mother Station	Henan Province, PRC	1,343,923		July 2008	June 2013		6,130,000
International Port(6)	International Port District, Xi’an, PRC	9,835,400		May 2009	December 2020		295,300,000
LNG fueling stations	Shaanxi & Henan Province, PRC	1,564,329		Various	Various		11,099,671
Other Construction in Progress Costs	PRC	7,834,694		Various	Various		1,200,000
		$51,567,976					$511,599,961

Project Description	Location	December 31, 2011	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$6,531,004	December 2006	September 2012	$385,359
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	8,849,299	December 2006	December 2015	198,638,693
Fangzhi District	Fangzhi District, Xi’an, PRC	19,346,484	October 2010	June 2012	1,361,198
Sa Pu Mother Station	Henan Province, PRC	1,090,627	July 2008	June 2013	6,300,000
International Port	International Port District, Xi’an, PRC	5,715,443	May 2009	December 2020	299,400,000
LNG fueling stations	Shaanxi & Henan Province, PRC	899,653	Various	Various	11,692,347
Other Construction in Progress Costs	PRC	3,449,810	Various	Various	3,000,000
		$45,882,320			$520,777,597

(1)	Includes $5,456,625 of construction cost and $2,789,494 of capitalized interest for Phase I of the LNG Project.

(2)	The Company completed most of the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipments imported by the Company and the increased international shipment time for ordered equipments. As certain facilities, including the staff dormitory building are still under construction due to shortage of funds, the project hasn’t been completely transferred from construction in progress to property and equipment, though a substantial amount of construction in progress has been transferred to property and equipment.

(3)	Includes costs the Company expected to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.7million for the construction of Phase I of the LNG project exceeded the amount originally anticipated by the Company. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which the Company believes resulted from the energy resource exploration activities in nearby areas.

(4)	Includes $9,198,835 of construction cost and $4,702,558 of capitalized interest for Phases II and III of the LNG project.

(5)	This amount reflects the estimated costs of Phases II and III of the LNG project from September 30, 2012 to December 31, 2015, including an estimated $178 million of construction costs and $15 million of capitalized interest. Such costs should be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)	Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $295,300,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $9,835,400 invested as of September 30, 2012 or sell the construction-in-progress assets to third parties.

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

Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, no impairment indicators were noted at September 30, 2012.

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

These common stock purchase warrants do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions:

	September 30, 2012	December 31,2011
Annual dividend yield	-	–
Expected life (years)	0.07	0.82
Risk-free interest rate	0.06%	0.10%
Expected volatility	77%	55%

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012.

		Fair Value Measurement at
	Carrying Value at	September 30, 2012
	September 30, 2012	Level 1	Level 2	Level 3
Redeemable liability – warrants	17,500,000	-	17,500,000	-

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value based on market rates available to the Company with similar terms (See Notes 5 and 6).

The following is a reconciliation of the beginning and ending balance of warrants liability measured at fair value on a recurring basis as of September 30, 2012:

Beginning balance	$4
Change in fair value	(4)
Ending balance	$-

The fair value of the warrants was $0 and $4 as of September 30, 2012 and December 31, 2011, respectively. The Company recognized a gain of $1,233 and $11,971 for the three months ended September 30, 2012 and 2011, respectively, and recognized a gain of $4 and $251,781 for the nine months ended September 30, 2012 and 2011, respectively to reflect the change in fair value of the warrants.

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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at September 30, 2012 and December 31, 2011, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2012 and 2011.

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

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC for the three months ended September 30, 2012 and 2011 amounted to approximately $0 and $565,315, respectively. The net effect on earnings per share had the income tax been applied would reduce basic and diluted earnings (loss) per share for the three months ended September 30, 2012 and 2011, from $(0.07) to $(0.07) and $0.21 to $0.19, respectively.

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC for the nine months ended September 30, 2012 and 2011 amounted to approximately $851,491 and $1,691,566, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the nine months ended September 30, 2012 and 2011, from $0.27 to $0.23 and $0.53 to $0.45, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended September 30, 2012. The estimated net operating loss carry-forwards for United States income tax purposes amounted to $12,583,150 as of September 30, 2012, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized through 2032. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2012 and December 31, 2011 for net deferred tax assets resulting from net operating loss carry forwards, stock based compensation and warrants liability. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

Valuation allowance	For the nine months ended September 30, 2012	Year ended December 31, 2011
Balance, beginning of period	$4,222,489	$759,872
Increase	968,558	3,462,617
Balance, end of period	$5,191,047	$4,222,489

Provision for income tax is as follow:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Current	$87,239	$1,529,451	$2,129,838	$3,549,122
Deferred	-	-	-	-
	$87,239	$1,529,451	$2,129,838	$3,549,122

The following is a reconciliation of the provision for income tax at the PRC tax rate, to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Tax expense at statutory rate-US	35.0%	35.0%	35.0%	35.0%
Changes in valuation allowance-US	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Foreign income tax rate-PRC	25.0%	25.0%	25.0%	25.0%
Effect of favorable tax rate	-	(7.4)%	(7.5)%	(8.4)%
Other item (1)	(31.2)%	7.6%	10.3%	7.1%
Total provision for income taxes	(6.2)%	25.2%	27.8%	23.7%

(1)	The 31.2% represents loss of $261,626 incurred by XXNGC for the three months ended September 30, 2012. The 7.6% represents $1,918,536 in expenses incurred by the Company that are not deductible in the PRC for the three months ended September 30, 2011. The 10.3% represents $2,767,311 in expenses incurred by the Company that are not deductible in the PRC for the nine months ended September 30, 2012. The 7.1% represents $4,309,840 in expenses incurred by the Company that are not deductible in the PRC for the nine months ended September 30, 2011.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $69,416,649 as of September 30, 2012, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

In October, 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements. b. Conforming amendments related to fair value measurements.

a.	The amendments in the technical corrections and improvements section are categorized as follows:

•	Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.

•	Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.

•	Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

b.	On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term “fair value” should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a nonsubstantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after Dec. 15, 2012. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In October, 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (“ASU 2012-06”). This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3 –Goodwill and Other intangible Assets

Goodwill is the amount the Company paid to acquire 100% of the equity interests of Makou and 58.5284% of the equity interests of XTJH in excess of the fair value of Makou and XTJH’s identifiable assets and liabilities, respectively. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the three and nine months ended September 30, 2012.

Other intangible assets include primarily the technical license related to liquefied natural gas business, which consisted of the following:

	September 30, 2012	December 31, 2011
Operating rights	$5,337,839	$5,221,635
Technical license (LNG)	10,181,942	10,527,223
Land use rights	4,830,525	3,147,108
Other	15,739	14,278
Total	$20,366,045	$18,910,244

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely. The operating rights will not be amortized until their useful life is deemed to be no longer indefinite.

The technical license (LNG) is being amortized over its estimated useful life of 20 years. Amortization expense for the three months ended September 30, 2012 and 2011 was $134,988 and $87,715, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $405,988 and $87,715, respectively. Accumulated amortization at September 30, 2012 was $630,740.

The land use rights are being amortized over their estimated useful life of 30 years. For the three months ended September 30, 2012 and 2011, amortization expense amounted to $40,567 and $28,668, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense amounted to $121,700 and $87,018, respectively. As of September 30, 2012, accumulated amortization was approximately $294,409.

Estimated amortization for the next five years and thereafter is as follows:

2012	$175,896
2013	703,583
2014	703,583
2015	703,583
2016	692,872
thereafter	10,251,978
$13,231,495

Note 4 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	September 30, 2012	December 31, 2011
Prepaid rent – natural gas stations	$487,508	$2,497,681
Prepayment for acquiring land use right	1,266,400	4,596,080
Advances on purchasing equipment and construction in progress	3,704,774	2,297,909
Refundable security deposits	956,484	592,913
Long term investment deposit	-	991,620
Total	$6,415,166	$10,976,203

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

The repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from January 29, 2012 to July 30, 2012 was due on July 30, 2012. The company didn’t make the payment on time.

The holders of a majority of the Senior Notes (the “Holders”) notified the Company on August 21, 2012 (the “Default Notice”) that the Company was in default of the Senior Notes for failure to make the interest payment due and a mandatory redemption of the Senior Notes on July 30, 2012 (the “Default”). In the notice, the Holders also demanded that the Company make all payments due as of July 30, 2012 under the Senior Notes to avoid acceleration of all payments under the Senior Notes and foreclosure of collaterals pledged to secure the Senior Notes.

On September 5, 2012, the Company received another notice from the Holders that the Holders have elected to exercise their right to accelerated payment of the Senior Notes as a result of the continued Default (the “Acceleration Notice”). The immediate acceleration of all amounts owing under the Senior Notes totals approximately RMB 249,450,516.

Further, on September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. If the Company does not meet the demand, the Holders intend to pursue all of its legal rights under the transaction documents, including, without limitation:

●	requiring the Trustee to initiate suit in the courts of New York with respect to the Company’s failure to pay the entire amount due to the Holders under the Senior Notes;

●	initiate involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

●	initiate arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

●	exercising its rights under the Warrant Agreement to require the redemption of all Warrants held by it at the Redemption Price (as defined therein); and

●	all other rights under the transaction documents relating to the Senior Notes in relation to the Default, which may include, foreclosing on the security interest in 65% of all outstanding equity interest of the Company’s wholly owned subsidiary, Shaanxi Xilan Natural Gas Equipment Co., Ltd., and all funds in the account where the proceeds from the Senior Notes were deposited.

As of now the Company has not meet the demand, and the Holders have not taken any legal action. The Company is currently negotiating possible resolutions to the foregoing demands relating to the Senior Notes with the Holders. There is no assurance that the Company will be successful in completing such negotiations or even if it does complete them, such resolutions will be on the terms favorable to the Company. The Company reclassified all outstanding amounts of the Senior Notes to current liabilities as of September 30, 2012.

Senior notes consist of the following:

	September 30, 2012	December 31, 2011
Notes payable	$38,255,832	$41,053,100
Less discount	-	(5,590,267)
	38,255,832	35,462,833
Less current portion	(38,255,832)	(9,671,682)
	$-	$25,791,151

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. The Company amortized all outstanding amounts of debt issuance costs during the third quarter of 2012. For the three months ended September 30, 2012 and 2011, the Company amortized $312,418 and $102,458 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress. For the nine months ended September 30, 2012 and 2011, the Company amortized $517,334 and $307,374 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress.

The Abax Warrants are presently exercisable and have an exercise price of $7.37 per share, although Abax has not exercised any of the Abax Warrants. The Company reclassified the Warrants to current liabilities as of September 30, 2012.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date of January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. The Company amortized all outstanding amounts of debt discount during the third quarter of 2012. For the three months ended September 30, 2012 and 2011, the Company amortized $3,754,794 and $948,669 of the discounts, respectively, which were capitalized into construction in progress. For the nine months ended September 30, 2012 and 2011, the Company amortized $5,590,267 and $2,834,983 of the discounts, respectively, which were capitalized into construction in progress.

Note 6 –Bank Loan Payable

The Company’s bank loan payable as of September 30, 2012 consists of:

A loan from Pudong Development Bank Xi’an Branch, due various dates from 2012 to 2014	$13,455,500
Less current portion	(5,540,500)
$7,915,000

The loan is secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $10,291,844 as of September 30, 2012. Interest expense for the three and nine months ended September 30, 2012 was $236,958 and $718,541, respectively (interest rate applied at September 30, 2012 was 6.90%). Interest expense for the three and nine months ended September 30, 2011 was $297,928 and $873,467, respectively (6.22% at September 30, 2011). During the first half of 2011, interest expense of $575,539 was capitalized into construction in progress. According to the loan agreement, the interest rate is fixed throughout each single year and will only be adjusted at the beginning of the next year, based on the base interest rate on the same category of loans for the same term published by the People’s Bank of China. XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. As the People’s Bank of China lowered the interest rate twice in June and July 2012, beginning January 1, 2013 the interest rate of these loans will reduce. According to an amendment to the loan agreement with the Bank, which was signed on October 2011, the Company is required to make repayments on the long term loan as follows:

Date	Repayment Percentage	Repayment Amount
October 5, 2011 (paid on October 10, 2011)	4.2%	$791,500
December 5, 2011 (paid on December 5, 2011)	20.8%	3,957,500
March 5, 2012 (paid on March 5, 2012)	4.2%	791,500
December 5, 2012	20.8%	3,957,500
March 5, 2013	8.3%	1,583,000
December 5, 2013	16.7%	3,166,000
March 5, 2014	8.3%	1,583,000
December 5, 2014	16.7%	3,166,000
	100.0%	$18,996,000

If the default of the Senior Notes is not resolved, the Company may be deemed to be in default on its fixed asset loan from Shanghai Pudong Development Bank (“SPDB”) if the Holders initiate involuntary bankruptcy proceedings with respect to the Company and the Company does not obtain prior written approval from SPDB. The default of the loan with SPDB may result in full or partial acceleration of the repayment of the loan.

Note 7 – Warrants

No warrants were granted, forfeited or exercised during the three and nine months ended September 30, 2012.

The following is a summary of warrants outstanding and exercisable as of September 30, 2012:

Warrants Outstanding and Exercisable as of September 30, 2012

Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	0.07
$7.37	1,450,000	2.33
	1,833,654

Note 8 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations. The contribution was $171,241 and $350,060 for the three months ended September 30, 2012 and 2011, respectively. The contribution was $473,463 and $530,142 for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $62,740,696 and $63,202,798, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of common stock of the Company authorized for issuance and the Company has granted 669,900 stock options as of September 30, 2012, of which 274,750 have been exercised and 176,700 have been cancelled and are available for reissuance. Thus, there are currently 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Compensation expense of $148,038 and $250,911 was recorded during the three months ended September 30, 2012 and 2011, respectively, relating to options granted under the Plan. Compensation expense of $444,114 and $479,622 was recorded during the nine months ended September 30, 2012 and 2011, respectively, relating to options granted under the Plan.

As of September 30, 2012, $296,076 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 0.5 year.

The following is a summary of the status of stock options outstanding and exercisable as of September 30, 2012:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	2.5 years	$4.90	111,100	2.5 years

Note 10 – Earnings per Share

 The following is a calculation of basic and diluted earnings per common share:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Basic earnings per share	2012	2011	2012	2011
Net income	$(1,523,597)	$4,545,093	$5,697,914	$11,424,610

Weighted shares outstanding-Basic	21,458,654	21,458,654	21,458,654	21,403,052

Earnings per share-Basic	$(0.07)	$0.21	$0.27	$0.53

Diluted earnings per share

Net income	$(1,523,597)	$4,545,093	$5,697,914	$11,424,610

Weighted shares outstanding-Basic	21,458,654	21,458,654	21,458,654	21,403,052
Effect of diluted securities-Warrants	-	-	-	-
Effect of diluted securities-Options	-	-	-	-
Weighted shares outstanding-Diluted	21,458,654	21,458,654	21,458,654	21,403,052

Earnings per share –Diluted	$(0.07)	$0.21	$0.27	$0.53

The Company had outstanding warrants of 1,833,654 as of September 30, 2012 and 2011. For the three and nine months ended September 30, 2012 and 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods.

The Company had 218,450 outstanding employee stock options as of September 30, 2012. For the three and nine months ended September 30, 2012 and 2011, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during this period.

Note 11 – Related Party Transactions

a)	Other payable - related party

On February 24, 2011, the Company borrowed $791,500 from the JV for working capital purposes. This payable is due on demand with no interest rate.

b)	Borrowings from related party

As of September 30, 2012, the Company borrowed a total of $2,679,945 from Mr. Hao Qu, a former employee of XXNGC and a shareholder of the Company, for working capital purposes. The loans were originally due in one year and required interest of 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest was required to be paid on specified due dates beginning on February 16, 2012 through October 31, 2012. On March 22, May 17 and May 18, 2012, the Company entered into an agreement with Mr. Qu, pursuant to which certain borrowings would be due in 2013, rather than in 2012, and would bear a higher rate of interest. The Company hasn’t repaid any principal of the borrowings to date.

Borrowings from Mr. Qu at September 30, 2012, consist of the following:

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

Note 12 –Concentrations

Concentration of natural gas vendors:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Number of natural gas vendors	4	4	4	4
Percentage of total natural gas purchases	80%	89%	82%	83%

As of September 30, 2012 and December 31, 2011, the Company had $0 and $450,553, respectively, prepayment to its major suppliers.

The Company maintained long-term natural gas purchase agreements with two of its vendors, Huojia Hualong Petrochemical Co., Ltd. (“Huojia Hualong”) and Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”), as of September 30, 2012. Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

Note 13 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, New York, USA. The minimum future payments for leasing land use rights and offices at September 30, 2012 are follows:

Year ending December 31, 2012	221,295
Year ending December 31, 2013	1,927,951
Year ending December 31, 2014	2,340,314
Year ending December 31, 2015	1,985,266
Year ending December 31, 2016	1,932,733
Thereafter	31,854,595
Total	$40,262,154

For the three months ended September 30, 2012 and 2011, the land use right and office lease expenses were $582,885 and $583,542, respectively. For the nine months ended September 30, 2012 and 2011, the land use right and office lease expenses were $1,703,549 and $1,484,225, respectively.

Property and Equipment Purchase Commitments

As of September 30, 2012, the Company has purchase commitments totaling $8,486,589 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

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

a)

Vandevelde v. China Natural Gas, Inc., et al. (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its current and former officers and directors alleging that the defendants violated the U.S. securities laws.  The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint.  The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety.  In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s current and former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934.  The suit seeks unspecified monetary damages.  On September 25, 2012, the Company filed a motion to dismiss the second amended complaint, which is currently pending before the Court. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

b)	On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. (the “Company”) and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, and the Company, as defendants (C.A. No. 12-0048-SLR) (the “Constituent Actions”). The Constituent Actions alleged, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans. The Constituent Actions were consolidated on February 14, 2012 and bore the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the Constituent Actions. This case was consolidated with the Constituent Actions on March 27, 2012. On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery. On April 10, 2012, the parties stipulated to the voluntary dismissal of the consolidated Constituent Actions as, in light of the removal of Nasdaq from the matter, no federal question remained and only state law issues remained. As part of the dismissal order, the plaintiffs undertook to file an action in the Delaware Court of Chancery asserting the claims arising out of the matters set forth in the Constituent Actions. The dismissal of the Constituent Actions was ordered on May 31, 2012. On May 22, 2012, the plaintiffs filed a Verified Shareholder Class Action and Derivative Complaint in the Delaware Court of Chancery, captioned Haitham J. Kousa, et al vs. Qinan Ji, et al (Case No. 7559-VCL). The Complaint alleges that each of the Director Defendants, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, breached his fiduciary duties to CHNG and its shareholders by preserving Qinan Ji’s control over the Company in light of the threatened delisting of the Company’s shares by NASDAQ and that Director Defendants hereby caused CHNG’s stock to be delisted, injuring the Company and its shareholders. The Complaint also alleges that Qinan Ji breached his fiduciary obligations of care, good faith, loyalty and candor to the Company. The Company is actively defending that case. Upon motion filed by counsel for Director Defendants and China Natural Gas, Inc. to stay the case, the Delaware Court of Chancery ordered that count asserting direct claims against Qinan Ji be stayed pending the outcome of the SEC action (disclosed below) and the Federal Securities Action (Case No. 1:10CV00728, United States District Court for the District of Delaware) disclosed above, that the parties proceed with briefing a motion to dismiss, and that discovery be stayed as to the remaining counts of the complaint pending the outcome of the motion to dismiss.

c)	On May 14, 2012, the Securities and Exchange Commission (“SEC”) filed an action in the U.S. District Court for the Southern District of New York against Qinan Ji and the Company, captioned Securities and Exchange Commission v. China Natural Gas, Inc. and Qinan Ji (12 CV 3824) (the “SEC Action”). The SEC Action alleges that the Company violated Section 17(a)(2) of the Securities Act of 1933 (“Securities Act”), and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and that Qinan Ji violated Section 17(a) of the Securities Act, Sections 10(b), 13(b)(5) and 14(a) of the Exchange Act (as well as certain rules promulgated under such sections), Section 304 of the Sarbanes Oxley Act of 2002 and aiding and abetting certain of the Company’s alleged violations. The allegations in the SEC Action stem from the Company making two related party loans in 2010 and from the acquisition by the Company of a natural gas company in 2008. The SEC Action seeks a judgment (i) permanently enjoining the Company and Qinan Ji from future violations of the above provisions of the federal securities laws; (ii) imposing civil monetary penalties on the Company and Qinan Ji; (iii) prohibiting Qinan Ji from acting as an officer or director of a public company; and (iv) requiring Qinan Ji to reimburse the Company for his bonuses and stock sale profits. The Company's response to the complaint in the SEC Action is currently due but the Company and the SEC have jointly requested that the Court extend the date for a responsive pleading to January 31, 2013 to allow the parties to attempt to conclude a settlement. The Company is in serious settlement negotiations with the Staff of the SEC but there can be no assurance that a settlement will be concluded. In the absence of a settlement the Company intends to defend this case vigorously.

In addition, the Company is involved in disputes and legal actions from time to time in the ordinary course of our business. The Company does not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our operations.

 Note 14– Subsequent Event

In August 2012, our VIE, XXNGC had sign a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailer for $10,131,200 (RMB 64 million).

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

Overview

We are an integrated natural gas operator in the People’s Republic of China (referred to herein as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of September 30, 2012 our VIE owned and operated 32 CNG fueling stations, including 21 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the three months ended September 30, 2012, we sold 31,749,431 cubic meters of CNG through our fueling stations, compared to 40,796,977 cubic meters for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we sold 103,169,517 cubic meters of CNG through our fueling stations, compared to 122,134,065 cubic meters for the nine months ended September 30, 2011. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into liquefied natural gas (“LNG”) business and generate significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011. As of September 30, 2012, we had begun construction of ten LNG fueling stations in Shaanxi and Henan Provinces.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

•	continue to grow our LNG business through the ongoing construction of JBLNG and through the construction of LNG fueling stations in Shaanxi, Henan and Hubei Provinces;

•	capitalize on the opportunities arising from the busy shipping activities on the Yangtze River by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations along the course of the Yangtze River, as well as continued development of conversion technologies and operations to modify river vessels to run on a mixture of LNG and diesel; and

•	continue to expand our CNG business into Hubei Province by acquiring existing stations. We are currently evaluating additional sites for CNG fueling stations in Hubei Province.

For additional information regarding these growth initiatives, please see “Recent Developments” below.

Current Operations

We currently operate five main business lines:

•	distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles. As of September 30, 2012, our VIE owned and operated 32 fueling stations in total;

•	installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 119,710 residential customers as of September 30, 2012;

•	production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from commercial production and sales of LNG started on July 16, 2011.

•	distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (three of our VIE-owned CNG fueling stations were selling gasoline as of September 30, 2012); and

•	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

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

We had total revenues of $31,061,782 and $36,897,375 for the three months ended September 30, 2012 and 2011, respectively, and revenues of $101,240,795 and $88,318,652 for the nine months ended September 30, 2012 and 2011, respectively. We had net loss of $1,500,003 and income of $4,545,093 for the three months ended September 30, 2012 and 2011, respectively, and net income of $5,522,324 and $11,424,610 for the nine months ended September 30, 2012 and 2011, respectively.

Recent Developments

LNG Business

As of September 30, 2012, we had invested $68.5 million in Phase I of the LNG project located in Jingbian Country, Shaanxi Province and expected to invest approximately an additional $0.2 million to satisfy installment payments to contractors. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Kunlun Energy Company Ltd. and Hunan Ruihua Energy Equipment Ltd.. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

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

In addition, as of September 30, 2012, we had invested $47.6 million for the construction of phases II and III of Jingbian LNG plant. We estimate that a further aggregate investment of $193.6 million will need to be made through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant is December 2015.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station initially serves as a working model to showcase the market potential of LNG to future users rather than to generate revenues. As of September 30, 2012, ten LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC had sign a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailer as of September 30, 2012.

We successfully completed the regular maintenance of our Jingbian LNG factory which spanned a period of 28 days. The factory resumed full operational on August 12, 2012.

Hubei Province and Yangtze River

As of September 30, 2012, we had made certain progress in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. We are currently going through necessary procedures to prepare for the building of these LNG stations.

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

As of September 30, 2012, we also engaged in developing market demand for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions, in October, 2011, we closed another CNG fueling station in Shaanxi Province because the district will be demolished for urban redevelopment, in March 2012, we acquired one CNG fueling station in Hubei Province, in April 2012, we closed one fueling station in Shaanxi Province due to the construction of main subway lines in Xi’an, in May 2012, we ceased operations of two fueling stations in Henan province due to adverse market conditions, and in the third quarter of 2012, we closed three fueling stations in Shaanxi Province due to the change of the Company's strategy to reduce the scale of our CNG fueling stations, and focus on establishing of LNG fueling stations. As a result, as of September 30, 2012, XXNGC and its subsidiary operated 21 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and one CNG fueling station in Hubei Province. Four gasoline fueling stations were closed in November and December 2010, due to changes in market conditions in their respective local areas. During the first quarter of 2011, we reopened one of the previously closed gasoline fueling stations and during the second quarter of 2011, we closed another station. During the fourth quarter of 2011, we closed another two of our gasoline fueling stations due to changes in market situations. In March 2012, we acquired one station in Hubei Province. As of September 30, 2012, we operated three gasoline fueling stations.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the nine months ended September 30, 2012 and the estimated net operating loss carry-forwards for United States income tax purposes amounted to $12,583,150 as of September 30, 2012, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2032. Our management believes that the realization of the benefits arising from these net operating loss carry-forwards appears to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at September 30, 2012.

The PRC

Our subsidiary, VIE and its subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western regions of the PRC such as Shaanxi Province, XXNGC is subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC, which is subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC), Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd. (referred to as Makou, a wholly owned subsidiary of HBXNGC) and Xiantao City Jinhua Gas and Oil Co., Ltd. (referred to as XTJH, a holding subsidiary of HBXNGC) are subject to the 25% PRC income tax rate. Our effective income tax rate for the nine months ended September 30, 2012 and 2011 were approximately 27.8% and 23.7% , respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended		Increase	Increase (decrease)
	September 30, 2012	September 30, 2011	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$15,522,116	$19,726,152	$(4,204,036)	(21.3)%

Natural gas from pipelines	1,622,916	1,656,049	(33,133)	(2.0)%

Liquefied natural gas	10,758,490	10,843,280	(84,790)	(0.8)%

Gasoline	647,061	1,508,657	(861,596)	(57.1)%

Installation	2,040,806	2,646,749	(605,943)	(22.9)%

Automobile conversion	470,393	516,488	(46,095)	(8.9)%

Total	$31,061,782	$36,897,375	$(5,835,593)	(15.8)%

Overall. Total revenue for the three months ended September 30, 2012 decreased to $31,061,782 from $36,897,375 for the three months ended September 30, 2011, a decrease of $5,835,593 or 15.8%, due to the reasons discussed below. We sold 66,911,892 cubic meters of natural gas, including 36,827,491 cubic meters of CNG and 30,084,401 cubic meters (19,002.9 tons) of LNG, during the three months ended September 30, 2012, compared to 76,910,810 cubic meters of natural gas, including 46,238,846 cubic meters of CNG and 30,671,964 cubic meters (18,973.6 tons) of LNG during the three months ended September 30, 2011. For the three months ended September 30, 2012, 91.9% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 8.1% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations decreased by 21.3%, or $4,204,036, to $15,522,116 for the three months ended September 30, 2012, from $19,726,152 for the three months ended September 30, 2011, and contributed 50.0% of our total revenue for the three months ended September 30, 2012, which was the largest contributor to revenue among our major business lines. During the three months ended September 30, 2012, we sold 31,749,431 cubic meters of CNG, compared to 40,796,977 cubic meters during the three months ended September 30, 2011, through our fueling stations, due to the closure of three fueling stations in the second quarter of 2012 and three fueling stations in the third quarter of 2012. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the three months ended September 30, 2012 and 2011, net of VAT. With respect to average sales revenue and volume per station, in the three months ended September 30, 2012, we sold approximately $456,533 or 933,807 cubic meters of CNG per station, respectively, compared to approximately $519,109 or 1,073,605 cubic meters, respectively, in the three months ended September 30, 2011. The reason for the decline in per station sales was primarily due to the construction of main subway lines in Xi’an, which caused certain bus routes to deviate from our stations and resulted in decreased sales. The subway construction is expected to be completed by 2017.

Natural Gas from Pipelines. Natural gas revenue from our pipelines decreased by 2.0%, or $33,133, to $1,622,916 for the three months ended September 30, 2012, from $1,656,049 for the three months ended September 30, 2011, and contributed 5.2% of our total revenue for the three months ended September 30, 2012. As of September 30, 2012, we had 119,710 pipeline customers, an increase of 3,375 customers from 116,335 customers as of September 30, 2011. We sold 5,078,060 cubic meters of natural gas through our pipelines for the three months ended September 30, 2012, compared to 5,441,869 cubic meters for the three months ended September 30, 2011, a decrease of 6.7%, primarily due to the lost of a major commercial customer in Xi’an.

Liquefied Natural Gas. Our LNG production facility in Jingbian County, Shaanxi Province started operations in July 2011. Revenue from LNG decreased by 0.8%, or $84,790, to $10,758,490 for the three months ended September 30, 2012, from $10,843,280 for the three months ended September 30, 2011, and contributed 34.6% of our total revenues for the three months ended September 30, 2012. We sold 30,084,401 cubic meters (18,902.9 tons) of LNG for the three months ended September 30, 2012, compared to 30,671,964 cubic meters (18,973.6 tons) for the three months ended September 30, 2011, a decrease of 1.9%, primarily due to the temporarily closure of Jingbian LNG factory for a period of 28 days for regular maintenance during the third quarter of 2012, and the average unit selling price per cubic meter decreased from $0.35 (RMB 2.31), net of VAT, during the three months ended September 30, 2011, to $0.35 (RMB 2.26), net of VAT, during the three months ended September 30, 2012.

Gasoline. Revenue from gasoline sales decreased by 57.1% or $861,596 to $647,061 for the three months ended September 30, 2012, from $1,508,657 for the three months ended September 30, 2011, and contributed 2.1% of our total revenue for the three months ended September 30, 2012. The decrease was primarily attributable to the sales volume decrease of 60.4% from 1,571,485 liters to 622,347 liters, because of the closure of two gasoline fueling stations during the fourth quarter of 2011 due to the low gross margin of gasoline. The average unit sales price of gasoline increased by 10.5%, from $0.95 (RMB 6.14) per liter, net of VAT, in the three months ended September 30, 2011 to $1.04 (RMB 6.56) per liter in the three months ended September 30, 2012, compensating for the significant decrease in sales volume to a certain degree.

Installation Services. Revenue from installation services decreased by 22.9% or $605,943 to $2,040,806, for the three months ended September 30, 2012 from $2,646,749 for the three months ended September 30, 2011, and contributed 6.6% of our total revenue for the three months ended September 30, 2012. We believe the decrease was primarily due to a slowdown in the property market, which led to a decrease in demand for installation services. Revenue from our five largest customers accounted for 24.4%, 17.0%, 12.9%, 10.0% and 8.8%, respectively, of our total installation revenue for the three months ended September 30, 2012.

Automobile Conversion Services. Revenue from our automobile conversion division decreased by 8.9% or $46,095 to $470,393 for the three months ended September 30, 2012, from $516,488 for the three months ended September 30, 2011, mainly due to the decrease of customers, and contributed 1.5% of our total revenue for the three months ended September 30, 2012.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the years indicated:

	Three Months Ended		Increase	Increase (decrease)
	September 30, 2012	September 30, 2011	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$8,576,475	$10,955,337	$(2,378,862)	(21.7)%

Natural gas from pipelines	1,245,820	1,264,861	(19,041)	(1.5)%

Liquefied natural gas	9,127,753	7,673,445	1,454,308	19.0%

Gasoline	616,290	1,461,302	(845,012)	(57.8)%

Installation	721,621	1,044,178	(322,557)	(30.9)%

Automobile conversion	292,026	319,328	(27,302)	(8.5)%

Total	$20,579,985	$22,718,451	$(2,138.466)	(9.4)%

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

Our cost of revenue for the three months ended September 30, 2012 was $20,579,985, a decrease of $2,138,466 or 9.4% from $22,718,451 for the three months ended September 30, 2011, mainly attributable to the decrease of costs of revenue of natural gas sold through our fueling stations. As a comparison, our total revenues decreased by 15.8% for the three months ended September 30, 2012 from the three months ended September 30, 2011.

Natural Gas from Fueling Stations. Cost of revenue of natural gas sold through our fueling stations decreased by 21.7%, or $2,378,862 to $8,576,475 for the three months ended September 30, 2012, from $10,955,337 for the three months ended September 30, 2011, mainly due to the decrease in sales volume. The average procurement costs per cubic meter of our natural gas for our fueling stations decreased from $0.27 (RMB 1.72), net of VAT, for the three months ended September 30, 2011, to $0.27 (RMB 1.68), net of VAT, for the three months ended September 30, 2012. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the three months ended September 30, 2012.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines decreased by 1.5% or $19,041 to $1,245,820 for the three months ended September 30, 2012, from $1,264,861 for the three months ended September 30, 2011. The decrease was primarily due to the decrease in sales volume.

Liquefied Natural Gas. Cost of revenue from LNG increased by 19.0% or $1,454,308 to $9,127,753 for the three months ended September 30, 2012, from $7,673,445 for the three months ended September 30, 2011. The average cost of revenue per cubic meter was $0.30 (RMB 1.91), net of VAT, during the three months ended September 30, 2012, compared to $0.25 (RMB 1.62), net of VAT, during the three months ended September 30, 2011, due to inflation of material price.

Gasoline. Cost of gasoline revenue decreased by 57.8% or $845,012 to $616,290 for the three months ended September 30, 2012, from $1,461,302 for the three months ended September 30, 2011. The decrease of cost of gasoline revenue was primarily due to the closure of two gasoline fueling stations of ours during the fourth quarter of 2011. The average procurement cost per liter increased from $0.91 (RMB 5.91), net of VAT, for the three months ended September 30, 2011 to $0.99 (RMB 6.25), net of VAT, for the three months ended September 30, 2012.

Installation Services. Cost of revenue from our installation services decreased by 30.9% or $322,557 to $721,621 for the three months ended September 30, 2012 from $1,044,178 for the three months ended September 30, 2011, primarily as a result of the decrease in the number of our installation customers.

Automobile Conversion Services. Cost of our automobile conversion revenue decreased by 8.5% or $27,302 to $292,026 for the three months ended September 30, 2012 from $319,328 for the three months ended September 30, 2011, which is consistent with the decrease in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the years indicated:

	Three Months Ended		Increase	Increase (decrease)
	September 30, 2012	September 30, 2011	(decrease) in dollar amount	in percentage
Natural gas from fueling stations	$6,945,641	$8,770,815	$(1,825,174)	(20.8)%

Natural gas from pipelines	377,096	391,188	(14,092)	(3.6)%

Liquefied natural gas	1,630,737	3,169,835	(1,539,098)	(48.6)%

Gasoline	30,771	47,355	(16,584)	(35.0)%

Installation	1,319,185	1,602,571	(283,386)	(17.7)%

Automobile conversion	178,367	197,160	(18,793)	(9.5)%

Total	$10,481,797	$14,178,924	$(3,697,127)	(26.1)%

We earned a gross profit of $10,481,797 for the three months ended September 30, 2012, a decrease of $3,697,127 or 26.1%, from $14,178,924 for the three months ended September 30, 2011. The decrease in gross profit was primarily attributable to the decrease in natural gas revenue from our fueling stations and increase in processing costs of LNG.

Gross Margin

Gross margin for natural gas sold through our fueling stations increased from 44.5% for the three months ended September 30, 2011 to 44.7% for the three months ended September 30, 2012, primarily due to lower purchasing cost of natural gas.

Gross margin for natural gas sold through pipelines was 23.2% for the three months ended September 30, 2012, decreased slightly from 23.6% for the three months ended September 30, 2011.

Gross margin for our LNG business was 15.2% for the three months ended September 30, 2012, decreased from 29.2% for the three months ended September 30, 2011, primarily attributable to the increase in processing costs of LNG. This gross margin is lower than that of CNG sold through fueling stations, because till September 30, 2012, we had been selling LNG only to industrial customers at wholesale price. We expect that the gross margin of LNG sales may be improved after our own LNG fueling stations start operations and sell LNG at retail price.

Gross margin for gasoline sales increased from 3.1% for the three months ended September 30, 2011 to 4.8% for the three months ended September 30, 2012, primarily due our average sales price of gasoline had increased at a greater rate than that of our average purchasing costs of gasoline.

Gross margin for our installation business increased to 64.6% for the three months ended September 30, 2012, from 60.5% for the three months ended September 30, 2011.

Gross margin for our automobile conversion business decreased from 38.2% for the three months ended September 30, 2011 to 37.9% for the three months ended September 30, 2012.

Our total gross margin decreased from 38.4% for the three months ended September 30, 2011 to 33.7% for the three months ended September 30, 2012, primarily due to the current lower gross margin level of our LNG business, as compared to the gross margins of those business lines making greatest contribution to revenue.

Operating Expenses

We incurred operating expenses of $7,759,064 for the three months ended September 30, 2012, an increase of $578,636 or 8.1%, from $7,180,428 for the three months ended September 30, 2011.

Selling expenses increased by $1,836,596 or 39.4% to $6,503,728 for the three months ended September 30, 2012, from $4,667,132 for the three months ended September 30, 2011, primarily due to the increase of $753,109 in transportation expense and $332,929 in depreciation mainly associated with our LNG business, which started in July 2011. Transportation cost during the three months ended September 30, 2012 was approximately $3,305 per million cubic meters of natural gas, compared to $3,326 per million cubic meters of natural gas for the three months ended September 30, 2011.

General and administrative expenses decreased by $1,257,960 or 50.1% from $2,513,296 for the three months ended September 30, 2011 to $1,255,336 for the three months ended September 30, 2012, primarily attributable to the decrease of $516,217 in preliminary expenses, and $386,673 in legal fees.

Income from Operations and Operating Margin

Income from operations decreased by $4,275,763, or 61.1%, to $2,722,733 for the three months ended September 30, 2012 from $6,998,496 for the three months ended September 30, 2011, primarily attributable to the decrease in gross profit of natural gas and increase in selling expenses as discussed above. Our operating margin for the three months ended September 30, 2012 was 8.8%, as compared to 19.0% for the three months ended September 30, 2011.

Non-Operating Income (Expense)

Non-operating expense was $4,135,497 for the three months ended September 30, 2012, as compared to non-operating expense of $923,952 for the three months ended September 30, 2011, primarily due to the loss of $4,017,726 on disposal of five fueling stations during the third quarter of 2012.

Provision for Income Tax

Income tax was $87,239 for the three months ended September 30, 2012, as compared to $1,529,451 for the three months ended September 30, 2011.

Net income (loss)

Net loss was $1,500,003 for the three months ended September 30, 2012, compared to net income of $4,545,093 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Nine Months Ended		Increase (decrease) in	Increase
	September 30, 2012	September 30, 2011	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$50,657,018	$58,255,556	$(7,598,538)	(13.0)%

Natural gas from pipelines	5,845,657	5,760,205	85,452	1.5%

Liquefied natural gas	35,728,338	10,843,280	24,885,058	229.5%

Gasoline	2,174,124	4,790,207	(2,616,083)	(54.6)%

Installation	5,471,884	7,238,738	(1,766,854)	(24.4)%

Automobile conversion	1,363,774	1,430,666	(66,892)	(4.7)%

Total	$101,240,795	$88,318,652	$12,922,143	14.6%

Overall. Total revenue for the nine months ended September 30, 2012 increased to $101,240,795 from $88,318,652 for the nine months ended September 30, 2011, an increase of $12,922,143 or 14.6%, due to the reasons discussed below. We sold 219,208,931 cubic meters of natural gas, including 121,631,023 cubic meters of CNG and 97,577,908 cubic meters (61,304.8 tons) of LNG, during the nine months ended September 30, 2012, compared to 172,040,575 cubic meters of natural gas, including 141,368,611 cubic meters of CNG and 30,671,964 cubic meters (18,973.6 tons) of LNG, during the nine months ended September 30, 2011. For the nine months ended September 30, 2012, 93.2% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 6.8% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations decreased by 13.0% or $7,598,538, to $50,657,018 for the nine months ended September 30, 2012, from $58,255,556 for the nine months ended September 30, 2011, and contributed 50.0% of our total revenue for the nine months ended September 30, 2012, which was the largest contributor to revenue among our major business lines. During the nine months ended September 30, 2012, we sold 103,169,517 cubic meters of CNG, compared to 122,134,065 cubic meters during the nine months ended September 30, 2011, through our fueling stations, due to the closure of three fueling stations in the second quarter of 2012 and three fueling stations in the third quarter of 2012. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the nine months ended September 30, 2012 and 2011, net of VAT. With respect to average sales revenue and volume per station, in the nine months ended September 30, 2012, we sold approximately $1,420,158 or 2,892,333 cubic meters of CNG per station, respectively, compared to approximately $1,533,041 or 3,214,054 cubic meters, respectively, in the nine months ended September 30, 2011. The reason for the decline in per station sales was primarily due to the construction of main subway lines in Xi’an, which caused certain bus routes to deviate from our stations and resulted in decreased sales.

Natural Gas from Pipelines. Natural gas revenue from our pipelines increased by 1.5% or $85,452 to $5,845,657 for the nine months ended September 30, 2012, from $5,760,205 for the nine months ended September 30, 2011, and contributed 5.8% of our total revenue for the nine months ended September 30, 2012. As of September 30, 2012, we had 119,710 pipeline customers, an increase of 3,375 customers from 116,335 customers as of September 30, 2011. We sold 18,461,506 cubic meters of natural gas through our pipelines for the nine months ended September 30, 2012, compared to 19,234,546 cubic meters for the nine months ended September 30, 2011, a decrease of 4.0%, primarily due to the lost of a major commercial customer in Xi’an.

Liquefied Natural Gas. Revenue from LNG was $35,728,338 for the nine months ended September 30, 2012, and contributed 35.3% of our total revenues for the nine months ended September 30, 2012. We sold 97,577,908 cubic meters (61,304.8 tons) of LNG for the nine months ended September 30, 2012. The average unit selling price per cubic meter was $0.37 (RMB 2.31), net of VAT, during the nine months ended September 30, 2012. As our LNG production facility in Jingbian County, Shaanxi Province started operations in July 2011, there was no comparable historical data of the nine months ended September 30, 2011.

Gasoline. Revenue from gasoline sales decreased by 54.6% or $2,616,083 to $2,174,124 for the nine months ended September 30, 2012, from $4,790,207 for the nine months ended September 30, 2011, and contributed 2.1% of our total revenue for the nine months ended September 30, 2012. The decrease was primarily attributable to the sales volume decrease of 59.4% from 5,111,933 liters to 2,074,840 liters, because of the closure of two gasoline fueling stations during the fourth quarters of 2011. The average unit sales price of gasoline increased by 11.8%, from $0.94 (RMB 6.12) per liter, net of VAT, in the nine months ended September 30, 2011 to $1.05 (RMB 6.61) per liter in the nine months ended September 30, 2012, compensating for the significant decrease in sales volume to a certain degree.

Installation Services. Revenue from installation services decreased by 24.4% or $1,766,854 to $5,471,884, for the nine months ended September 30, 2012 from $7,238,738 for the nine months ended September 30, 2011, and contributed 5.4% of our total revenue for the nine months ended September 30, 2012. We believe the decrease was primarily due to a slowdown in the property market, which led to a decrease in demand for installation services. Revenue from our five largest customers accounted for 16.2%, 9.1%, 7.3%, 6.4% and 5.4%, respectively, of our total installation revenue for the nine months ended September 30, 2012.

Automobile Conversion Services. Revenue from our automobile conversion division decreased by 4.7% or $66,892 to1,363,774 for the nine months ended September 30, 2012, from $1,430,666 for the nine months ended September 30, 2011, mainly due to the decrease of customers, and contributed 1.3% of our total revenue for the nine months ended September 30, 2012.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the years indicated:

	Nine Months Ended		Increase (decrease) in	Increase
	September 30, 2012	September 30, 2011	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$27,954,486	$32,778,787	$(4,824,301)	(14.7)%

Natural gas from pipelines	4,466,950	4,411,311	55,639	1.3%

Liquefied natural gas	28,265,987	7,673,445	20,592,542	268.4%

Gasoline	2,060,048	4,588,735	(2,528,687)	(55.1)%

Installation	1,980,086	2,847,099	(867,013)	(30.5)%

Automobile conversion	841,089	888,955	(47,866)	(5.4)%

Total	$65,568,646	$53,188,332	$12,380,314	23.3%

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

Our cost of revenue for the nine months ended September 30, 2012 was $65,568,646, an increase of $12,380,314 or 23.3% , from $53,188,332 for the nine months ended September 30, 2011, mainly attributable to the addition of costs of revenue of LNG, which started in July 2011. As a comparison, our total revenues increased by 14.6% for the nine months ended September 30, 2012 from the nine months ended September 30, 2011.

Natural Gas from Fueling Stations. Cost of revenue of our natural gas sold through our fueling stations decreased by 14.7% or $4,824,301 to $27,954,486 for the nine months ended September 30, 2012, from $32,778,787 for the nine months ended September 30, 2011. The average procurement costs per cubic meter of our natural gas for our fueling stations decreased from $0.27 (RMB 1.74) net of VAT, for the nine months ended September 30, 2011, to $0.27 (RMB 1.69), net of VAT, for the nine months ended September 30, 2012. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the nine months ended September 30, 2012.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 1.3% or $55,639 to $4,466,950 for the nine months ended September 30, 2012, from $4,411,311 for the nine months ended September 30, 2011. The increase was primarily due to the increase in procurement cost.

Liquefied Natural Gas. Cost of revenue from LNG was $28,265,987 for the nine months ended September 30, 2012. The average cost of revenue per cubic meter was $0.29 (RMB 1.83), net of VAT, during the nine months ended September 30, 2012. As our LNG production facility in Jingbian County, Shaanxi Province started operations in July 2011, there was no comparable historical data of the nine months ended September 30, 2011.

Gasoline. Cost of gasoline revenue decreased by 55.1% or $2,528,687 to $2,060,048 for the nine months ended September 30, 2012, from $4,588,735 for the nine months ended September 30, 2011. The decrease of cost of gasoline revenue was primarily due to the closure of three gasoline fueling stations of ours during the first and fourth quarter of 2011. The average procurement cost per liter increased from $0.90 (RMB 5.86), net of VAT, for the nine months ended September 30, 2011 to $0.99 (RMB 6.26), net of VAT, for the nine months ended September 30, 2012.

Installation Services. Cost of revenue from our installation services decreased by 30.5% or $867,013 to $1,980,086 for the nine months ended September 30, 2012 from $2,847,099 for the nine months ended September 30, 2011, primarily as a result of the decrease in the number of our installation customers.

Automobile Conversion Services. Cost of our automobile conversion revenue decreased by 5.4% or $47,866 to $841,089 for the nine months ended September 30, 2012 from $888,955 for the nine months ended September 30, 2011, which is consistent with the decrease in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the years indicated:

	Nine Months Ended		Increase (decrease) in	Increase
	September 30, 2012	September 30, 2011	dollar amount	(decrease) in percentage
Natural gas from fueling stations	$22,702,532	$25,476,769	$(2,774,237)	(10.9)%

Natural gas from pipelines	1,378,707	1,348,894	29,813	2.2%

Liquefied natural gas	7,462,351	3,169,835	4,292,516	135.4%

Gasoline	114,076	201,472	(87,396)	(43.4)%

Installation	3,491,798	4,391,639	(899,841)	(20.5)%

Automobile conversion	522,685	541,711	(19,026)	(3.5)%

Total	$35,672,149	$35,130,320	$541,829	1.5%

We earned a gross profit of $35,672,149 for the nine months ended September 30, 2012, an increase of $541,829 or 1.5%, from $35,130,320 for the nine months ended September 30, 2011. The increase in gross profit was primarily attributable to the increase in sales revenues, despite the decrease in gross profit margin, as discussed below.

Gross Margin

Gross margin for natural gas sold through our fueling stations increased from 43.7% for the nine months ended September 30, 2011 to 44.8% for the nine months ended September 30, 2012, primarily due to lower purchasing cost of natural gas.

Gross margin for natural gas sold through pipelines was 23.6% for the nine months ended September 30, 2012, increased from 23.4% for the nine months ended September 30, 2011, primarily due to our average sales price of natural gas sold through pipelines had increased at a greater rate than that of our average purchasing costs.

Gross margin for our LNG business was 20.9% for the nine months ended September 30, 2012, decreased from 29.2% for the few months period when our LNG plant was in operation as of September 30, 2011, primarily attributable to the increase in processing costs of LNG. This gross margin is lower than that of CNG sold through fueling stations, because till the end of the third quarter of 2012, we had been selling LNG only to industrial customers at wholesale price. We expect that the gross margin of LNG sales may be improved after our own LNG fueling stations start operations and sell LNG at retail price.

Gross margin for gasoline sales increased from 4.2% for the nine months ended September 30, 2011 to 5.2% for the nine months ended September 30, 2012, primarily due our average sales price of gasoline had increased at a greater rate than that of our average purchasing costs of gasoline.

Gross margin for our installation business increased to 63.8% for the nine months ended September 30, 2012, from 60.7% for the nine months ended September 30, 2011.

Gross margin for our automobile conversion business increased from 37.9% for the nine months ended September 30, 2011 to 38.3% for the nine months ended September 30, 2012.

Our total gross margin decreased from 39.8% for the nine months ended September 30, 2011 to 35.2% for the nine months ended September 30, 2012, primarily due to the current lower gross margin level of our LNG business, as compared to the gross margins of those business lines making greatest contribution to revenue.

Operating Expenses

We incurred operating expenses of $22,677,403 for the nine months ended September 30, 2012, an increase of $3,112,886 or 15.9%, from $19,564,517 for the nine months ended September 30, 2011.

Selling expenses increased by $4,785,927 or 38.9% to $17,074,392 for the nine months ended September 30, 2012, from $12,288,465 for the nine months ended September 30, 2011, primarily due to the increase of $1,583,829 in depreciation and $1,521,084 in transportation expense mainly associated with the operations of our LNG business, which started in July 2011, and $507,072 in preliminary expenses associate with our acquisition of XTJH. Transportation cost during the nine months ended September 30, 2012 was approximately $2,925 per million cubic meters of natural gas, compared to $3,505 per million cubic meters of natural gas for the nine months ended September 30, 2011. The decrease was mainly attributable to the lower average transportation cost of LNG due to the decrease in its unit volume as a result of liquification.

General and administrative expenses decreased by $1,673,041 or 23.0%, from $7,276,052 for the nine months ended September 30, 2011 to $5,603,011 for the nine months ended September 30, 2012, primarily attributable to the decrease of $1,191,553 in legal fees, and $336,485 in consulting fee.

Income from Operations and Operating Margin

Income from operations decreased by $2,571,057, or 16.5%, to $12,994,746 for the nine months ended September 30, 2012 from $15,565,803 for the nine months ended September 30, 2011, primarily attributable to the increase in selling expenses. Our operating margin for the nine months ended September 30, 2012 was 12.8%, as compared to 17.6% for the nine months ended September 30, 2011.

Non-Operating Income (Expense)

Non-operating expense was $5,342,583 for the nine months ended September 30, 2012, as compared to $592,071 for the nine months ended September 30, 2011, primarily due to the loss of $4,017,726 on disposal of five fueling stations during the third quarter of 2012, and the interest expense of $718,541 related to the loan from Pudong Development Bank during the nine months ended September 30, 2012, which was capitalized during the first half of 2011.

Provision for Income Tax

Income tax was $2,129,838 for the nine months ended September 30, 2012, as compared to $3,549,122 for the nine months ended September 30, 2011. The effective income tax rate increased from 23.7% to 27.8% over this period.

Net income

Net income decreased to $5,522,325 for the nine months ended September 30, 2012, by $5,902,285, or 51.7% , from $11,424,610 for the nine months ended September 30, 2011. Net margin decreased to 5.5% for the nine months ended September 30, 2012 from 12.9% for the nine months ended September 30, 2011, primarily due to the increase in non-operating expenses.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. Our principal uses of cash have been, and are expected to continue to be, working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian County, Shaanxi Province and other projects. Due to accelerated repayment of the Abax Senior Notes, 29.2% of the principal of the loan from SPDB, and the short-term loans from Mr. Hao Qu, all of which are payable within one year from September 30, 2012, our current liabilities were larger than current assets as of September 30, 2012, resulting in negative working capital. On March 22, May 17 and May 18, 2012, we entered into an agreement with Mr. Hao Qu to extend the maturity dates of certain borrowing totaling $2.32 million to 2013. We will continue to obtain new short-term bank loans to finance our working capital, and long term loans to fund our capital expenditure projects, if necessary.

As of September 30, 2012, we had $8,604,906 of cash and cash equivalents on hand, compared to $9,622,883 of cash and cash equivalents as of December 31, 2011. The decrease was primarily attributable to the construction of the LNG plant and other projects, and the repayment of the loans from SPDB and of the principal of the Abax Senior Notes.

Net cash provided by operating activities was $21,076,965 for the nine months ended September 30, 2012, compared to net cash provided by operating activities of $15,746,982 for the nine months ended September 30, 2011.The increase was primarily due to the decrease in prepaid expense and other current assets, increase in unearned revenue and decrease in accounts receivable, and adjustments for non-cash expense items, including depreciation and amortization expenses, offset mainly by the increase in advance to suppliers and decrease in tax payable.

Net cash used in investing activities increased from $15,431,571 for the nine months ended September 30, 2011 to $17,229,230 for the nine months ended September 30, 2012, primarily due to the increase in additions to construction in progress in Xi’an.

Net cash used in financing activities was $4,865,918 for the nine months ended September 30, 2012, primarily due to the repayment of the principals of the Abax Senior Notes and of the long term loan from SPDB, and increase in restricted cash. On a comparable basis, net cash provided by financing activities was $427,388 for the nine months ended September 30, 2011, due to the short-term loans borrowed from Mr. Hao Qu and our joint venture company, Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd.

Based on our past performance and current expectations, we believe our cash and cash equivalents, as well as cash generated from operations, will satisfy only a small part of our working capital needs. We will try to obtain new short-term bank loans to finance our working capital and to satisfy other liquidity requirements associated with our operations. As for capital expenditures, we will evaluate the availability of long-term bank loans or strategic investment, and negotiate possible debt restructuring of the Senior Notes with Abax.

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

Capital Expenditures

Our planned capital expenditures as of September 30, 2012 were approximately $216.3 million through December 2015, the majority of which were to be incurred in connection with Phase II and III of the LNG facility in Jingbian County, Shaanxi Province, the construction or acquisition of additional fueling stations and compressor stations, and the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures mainly through cash flows from operations as well as through potential bank loans or other forms of borrowing.

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

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends and disposition of properties as well as being obligated to maintain certain financial ratios. On August 5, 2011, the Company paid the first balance due equal to 8.3333% of the principal amount outstanding. The second repayment for 8.3333% of the principal of the Senior Notes was due on January 30, 2012. After negotiations with Abax, the note-holders agreed that the Company could make the payment on or before March 9, 2012. On March 7, 2012, the Company paid $4,946,541 to Abax, including $3,838,949 of the principal due on January 30, 2011 in full (with foreign currency exchange loss of $505,615), plus accrued interest of $1,079,176, as well as penalty interest of $28,416. Abax issued a waiver to exempt the Company from any other consequences of the late payment. The repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from January 29, 2012 to July 30, 2012 was due on July 30, 2012. The company didn’t make the payment on time.

The holders of a majority of the Senior Notes (the “Holders”) notified the Company on August 21, 2012 (the “Default Notice”) that the Company was in default of the Senior Notes for failure to make the interest payment due and a mandatory redemption of the Senior Notes on July 30, 2012 (the “Default”). In the notice, the Holders also demanded that the Company make all payments due as of July 30, 2012 under the Senior Notes to avoid acceleration of all payments under the Senior Notes and foreclosure of collaterals pledged to secure the Senior Notes.

On September 5, 2012, the Company received another notice from the Holders that the Holders have elected to exercise their right to accelerated payment of the Senior Notes as a result of the continued Default (the “Acceleration Notice”). The immediate acceleration of all amounts owing under the Senior Notes totals approximately RMB 249,450,516.

Further, on September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. If the Company does not meet the demand, the Holders intend to pursue all of its legal rights under the transaction documents, including, without limitation:

•	requiring the Trustee to initiate suit in the courts of New York with respect to the Company’s failure to pay the entire amount due to the Holders under the Senior Notes;

•	initiate involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

•	initiate arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

•	exercising its rights under the Warrant Agreement to require the redemption of all Warrants held by it at the Redemption Price (as defined therein); and

•	all other rights under the transaction documents relating to the Senior Notes in relation to the Default, which may include, foreclosing on the security interest in 65% of all outstanding equity interest of the Company’s wholly owned subsidiary, Shaanxi Xilan Natural Gas Equipment Co., Ltd., and all funds in the account where the proceeds from the Senior Notes were deposited.

As of now the Company has not met the demand, and the Holders have not taken any legal action. The Company is currently negotiating possible resolutions to the foregoing demands relating to the Senior Notes with the Holders. There is no assurance that the Company will be successful in completing such negotiations or even if it does complete them, such resolutions will be on the terms favorable to the Company.

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with SPDB, pursuant to which the SPDB agreed to lend $18,564,000 to JBLNG. SPDB transferred $13,923,000 and $4,641,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing the second year. As the People’s Bank of China adjusted the standard interest rate several times in 2011 and 2010, beginning January 1, 2012 the interest rate of these loans had been adjusted to 6.90%. As the People’s Bank of China lowered the standard interest rate twice in June and July 2012, beginning January 1, 2013 the interest rate of these loans will reduce. The repayment term was amended in October 2011. According to the amended contract, the loan period is 58 months from the date of effectiveness of the contract, and will be repaid twice a year, with the last repayment no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within PRC. Pursuant to the long-term loan agreement with Pudong Development Bank Xi’an Branch, the Company repaid the principal of $775,000 (RMB 5,000,000), $3,875,000 (RMB 25,000,000) and $792,500 (RMB 5,000,000) to the SPDB on October 10, 2011, December 31, 2011 and March 5, 2012, respectively.

If the default of the Senior Notes is not resolved, the Company may be deemed to be in default on its fixed asset loan from Shanghai Pudong Development Bank (“SPDB”) if the Holders initiate involuntary bankruptcy proceedings with respect to the Company and the Company does not obtain prior written approval from SPDB. The default of the loan with SPDB may result in full or partial acceleration of the repayment of the loan.

Contractual Obligations

Our contractual obligations are as follows:

			Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Long-term debt obligations(1)	$38,256	$38,256	$-	$-	$-
Operating lease obligations(2)	40,262	2,149	4,326	4,122	29,665
Purchase obligations (3)	8,487	8,487	-	-	-
Other long-term liabilities reflected on balance sheet (4)	17,500	17,500	-	-	-
Related party debt (5)	2,680	2,680	-	-	-
Long-term loan	13,456	5,541	7,915	-	-
Total	$120,641	$74,613	$12,241	$4,122	$29,665

(1) Please refer to Note 5 to our consolidated financial statements for the nine months ended September 30, 2012.

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

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of September 30, 2012, we maintained long-term natural gas purchase agreements with one of our vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd. (“Qinshui Lanyan”) which expires on December 31, 2015. We do not expect any issues or difficulties in renewing our supply contracts with the vendor going forward.

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

The balance sheet amounts, with the exception of equity, were translated at the September 30, 2012 exchange rate of RMB 6.32 to $1.00 as compared to RMB 6.35 to $1.00 at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2012 and 2011 were RMB 6.31 and RMB 6.49 to $1.00, respectively.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2012 and December 31, 2011, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2012 and 2011.

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

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed-interest rate debt. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at a higher rate. All other things being equal, the fair value of our fixed rate debt will increase or decrease as interest rates change. We had interest-bearing long-term and short-term debts outstanding in an aggregate of $54,391,277 at September 30, 2012. The fixed-rate long-term debt, or the notes payable to Abax of $38,255,832, is due on demand by Abax as a result of the default of the Senior Notes. On September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. As of now the Company has not meet the demand, and the Holders have not taken any legal action. The Company is currently negotiating possible resolutions to the foregoing demands relating to the Senior Notes with the Holders. The fixed-rate loan from a related party of $2,679,945 is due during 2012 and 2013. The remaining balance in the amount of $13,455,500, or the loan from Pudong Development Bank, bears interest at floating rates, and is due between 2012 and 2014. We repaid principal of $792,500 (RMB 5,000,000) due on March 5, 2012.We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

Foreign Currency Exchange Rates Risk

We operate using China’s local currency and the effects of foreign currency fluctuations are largely mitigated because local expenses in China are also denominated in the same currency.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the stockholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $896,392 for the nine months ended September 30, 2012, to reflect the impact of the fluctuation of RMB against USD.

Legal Proceedings Risk

a)	Vandevelde v. China Natural Gas, Inc., et al. (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its current and former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s current and former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint, which is currently pending before the Court. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

b)	On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. (the “Company”) and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, and the Company, as defendants (C.A. No. 12-0048-SLR) (the “Constituent Actions”). The Constituent Actions alleged, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans. The Constituent Actions were consolidated on February 14, 2012 and bore the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the Constituent Actions. This case was consolidated with the Constituent Actions on March 27, 2012. On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery. On April 10, 2012, the parties stipulated to the voluntary dismissal of the consolidated Constituent Actions as, in light of the removal of Nasdaq from the matter, no federal question remained and only state law issues remained. As part of the dismissal order, the plaintiffs undertook to file an action in the Delaware Court of Chancery asserting the claims arising out of the matters set forth in the Constituent Actions. The dismissal of the Constituent Actions was ordered on May 31, 2012. On May 22, 2012, the plaintiffs filed a Verified Shareholder Class Action and Derivative Complaint in the Delaware Court of Chancery, captioned Haitham J. Kousa, et al vs. Qinan Ji, et al (Case No. 7559-VCL). The Complaint alleges that each of the Director Defendants, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, breached his fiduciary duties to CHNG and its shareholders by preserving Qinan Ji’s control over the Company in light of the threatened delisting of the Company’s shares by NASDAQ and that Director Defendants hereby caused CHNG’s stock to be delisted, injuring the Company and its shareholders. The Complaint also alleges that Qinan Ji breached his fiduciary obligations of care, good faith, loyalty and candor to the Company. The Company is actively defending that case. Upon motion filed by counsel for Director Defendants and China Natural Gas, Inc. to stay the case, the Delaware Court of Chancery ordered that count asserting direct claims against Qinan Ji be stayed pending the outcome of the SEC action (disclosed below) and the Federal Securities Action (Case No. 1:10CV00728, United States District Court for the District of Delaware) disclosed above, that the parties proceed with briefing a motion to dismiss, and that discovery be stayed as to the remaining counts of the complaint pending the outcome of the motion to dismiss.

c)	On May 14, 2012, the Securities and Exchange Commission (“SEC”) filed an action in the U.S. District Court for the Southern District of New York against Qinan Ji and the Company, captioned Securities and Exchange Commission v. China Natural Gas, Inc. and Qinan Ji (12 CV 3824) (the “SEC Action”). The SEC Action alleges that the Company violated Section 17(a)(2) of the Securities Act of 1933 (“Securities Act”), and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and that Qinan Ji violated Section 17(a) of the Securities Act, Sections 10(b), 13(b)(5) and 14(a) of the Exchange Act (as well as certain rules promulgated under such sections), Section 304 of the Sarbanes Oxley Act of 2002 and aiding and abetting certain of the Company’s alleged violations. The allegations in the SEC Action stem from the Company making two related party loans in 2010 and from the acquisition by the Company of a natural gas company in 2008. The SEC Action seeks a judgment (i) permanently enjoining the Company and Qinan Ji from future violations of the above provisions of the federal securities laws; (ii) imposing civil monetary penalties on the Company and Qinan Ji; (iii) prohibiting Qinan Ji from acting as an officer or director of a public company; and (iv) requiring Qinan Ji to reimburse the Company for his bonuses and stock sale profits. The Company's response to the complaint in the SEC Action is currently due but the Company and the SEC have jointly requested that the Court extend the date for a responsive pleading to January 31, 2013 to allow the parties to attempt to conclude a settlement. The Company is in serious settlement negotiations with the Staff of the SEC but there can be no assurance that a settlement will be concluded. In the absence of a settlement the Company intends to defend this case vigorously.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the nine months ended September 30, 2012, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the nine months ended September 30, 2012:

•	The Company does not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC requirements in the application thereof.

•	The Company entered into a related party transaction without appropriate authorization and failed to correctly disclose the Wang Loan as a related party transaction.

•	The Company failed to communicate to the Board of Directors the Wang Loan and the loan made to JunTai Hosing Purchase Ltd. and had entered into the Loans without approval of the Board of Directors.

•	The Company did not have a formal process to analyze the Company’s goodwill for possible impairment.

•	The Company did not initially translate the proceeds from the Senior Notes in USD into RMB, the functional currency of the Company, and failed to recognize the foreign currency change gain or loss at the end of each reporting period, when the Company should translate its amount back into USD, the reporting currency of the Company.

•	The Company failed to have a written policy that documents the internal control procedures over its revenue and purchase cycles relating to its liquefied natural gas business.

•	The Company did not obtain the Board of Director’s resolution prior to sign a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailer for $10,131,200 (RMB 64 million).

•	The Company did not obtain the Board of Director’s resolution prior to close five stations and dispose these fixed assets.

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2011), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2012 were not effective.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there was no change in our internal control over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

a)	Vandevelde v. China Natural Gas, Inc., et al. (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its current and former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s current and former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint, which is currently pending before the Court. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

b)	On December 5, 2011, plaintiff Haitham J. Kousa filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, China Natural Gas, Inc. (the “Company”) and The Nasdaq Stock Market, LLC, as defendants (C.A. No. 11-1202-SLR), and on January 17, 2012, plaintiff Robert Mallano also filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, and the Company, as defendants (C.A. No. 12-0048-SLR) (the “Constituent Actions”). The Constituent Actions alleged, inter alia, breach of fiduciary duties, self-dealing, and misconduct by management for related-party loans to management and the failure to disclose such loans. The Constituent Actions were consolidated on February 14, 2012 and bore the following caption, In re China Natural Gas, Inc. Shareholder and Derivative Litigation (Consol. C.A. No. 11-1202-SLR). On February 8, 2012, plaintiff Rick Steinmetz, filed an action in the U.S. District Court for the District of Delaware against Qinan Ji, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, David She, Carl Yeung, Yang Xiang Dong, China Natural Gas, Inc., alleging the same or similar claims as in the Constituent Actions. This case was consolidated with the Constituent Actions on March 27, 2012. On March 19, 2012 the court granted Nasdaq’s motion to dismiss, denied plaintiff’s motion for appointment of a receiver and dismissed plaintiff’s motion for expedited discovery. On April 10, 2012, the parties stipulated to the voluntary dismissal of the consolidated Constituent Actions as, in light of the removal of Nasdaq from the matter, no federal question remained and only state law issues remained. As part of the dismissal order, the plaintiffs undertook to file an action in the Delaware Court of Chancery asserting the claims arising out of the matters set forth in the Constituent Actions. The dismissal of the Constituent Actions was ordered on May 31, 2012. On May 22, 2012, the plaintiffs filed a Verified Shareholder Class Action and Derivative Complaint in the Delaware Court of Chancery, captioned Haitham J. Kousa, et al vs. Qinan Ji, et al (Case No. 7559-VCL). The Complaint alleges that each of the Director Defendants, Zhiqiang Wang, Lawrence W. Leighton, Frank Waung, Yang Xiang Dong, breached his fiduciary duties to CHNG and its shareholders by preserving Qinan Ji’s control over the Company in light of the threatened delisting of the Company’s shares by NASDAQ and that Director Defendants hereby caused CHNG’s stock to be delisted, injuring the Company and its shareholders. The Complaint also alleges that Qinan Ji breached his fiduciary obligations of care, good faith, loyalty and candor to the Company. The Company is actively defending that case. Upon motion filed by counsel for Director Defendants and China Natural Gas, Inc. to stay the case, the Delaware Court of Chancery ordered that count asserting direct claims against Qinan Ji be stayed pending the outcome of the SEC action (disclosed below) and the Federal Securities Action (Case No. 1:10CV00728, United States District Court for the District of Delaware) disclosed above, that the parties proceed with briefing a motion to dismiss, and that discovery be stayed as to the remaining counts of the complaint pending the outcome of the motion to dismiss.

c)	On May 14, 2012, the Securities and Exchange Commission (“SEC”) filed an action in the U.S. District Court for the Southern District of New York against Qinan Ji and the Company, captioned Securities and Exchange Commission v. China Natural Gas, Inc. and Qinan Ji (12 CV 3824) (the “SEC Action”). The SEC Action alleges that the Company violated Section 17(a)(2) of the Securities Act of 1933 (“Securities Act”), and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and that Qinan Ji violated Section 17(a) of the Securities Act, Sections 10(b), 13(b)(5) and 14(a) of the Exchange Act (as well as certain rules promulgated under such sections), Section 304 of the Sarbanes Oxley Act of 2002 and aiding and abetting certain of the Company’s alleged violations. The allegations in the SEC Action stem from the Company making two related party loans in 2010 and from the acquisition by the Company of a natural gas company in 2008. The SEC Action seeks a judgment (i) permanently enjoining the Company and Qinan Ji from future violations of the above provisions of the federal securities laws; (ii) imposing civil monetary penalties on the Company and Qinan Ji; (iii) prohibiting Qinan Ji from acting as an officer or director of a public company; and (iv) requiring Qinan Ji to reimburse the Company for his bonuses and stock sale profits. The Company's response to the complaint in the SEC Action is currently due but the Company and the SEC have jointly requested that the Court extend the date for a responsive pleading to January 31, 2013 to allow the parties to attempt to conclude a settlement. The Company is in serious settlement negotiations with the Staff of the SEC but there can be no assurance that a settlement will be concluded. In the absence of a settlement the Company intends to defend this case vigorously.

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

China Natural Gas, Inc.

November 9, 2012	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

November 9, 2012	By:	/s/ Zhaoyang Qiao
Zhaoyang Qiao
Chief Financial Officer
(Principal Financial and Accounting Officer)

