Form 10-K
period 2012-12-31
China Natural Gas, Inc.
filed 2013-04-01
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2012, was $18,539,208. All executive officers, directors and holders of 5% or more of our outstanding common stocks have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 23, 2013 there were 21,458,654 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

ITEM 1. BUSINESS

Overview

We are an integrated natural gas operator in the Peoples’ Republic of China (referred to herein as China or the PRC), primarily involved in the distribution of compressed natural gas, or CNG, through CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of December 31, 2012, we operated 20 CNG fueling stations in Shaanxi Province,10 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Our VIE owns our CNG fueling stations while we lease the land upon which our CNG fueling stations operate. For the year ended December 31, 2012, we sold 142,449,576 cubic meters of CNG through the fueling stations, compared to 162,752,780 cubic meters for the year ended December 31, 2011. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, in Shaanxi Province, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers,

In addition, we have expanded into liquefied natural gas (“LNG”) business and anticipate generating significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011.

We currently operate five main business lines:

•	distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles. As of December 31, 2012, our VIE owned and operated 31 fueling stations in total;

•	installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 122,020 residential customers as of December 31, 2012;

•	production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from commercial production and sales of LNG started on July 16, 2011. We have seven semi-trailers in operation serving LNG powered vehicles as of December 31, 2012.

•	distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (two of our VIE-owned CNG fueling stations were selling gasoline as of December 31, 2012); and

•	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

We purchase all of the natural gas that we sell and distribute to our customers. We are not directly involved in the mining or production of natural gas and have no plans to do so during 2013. We currently sell our natural gas in three forms: (i) we compress natural gas into CNG and sell it to our customers through CNG fueling stations, (ii) we distribute natural gas through pipelines to commercial and residential customers, (iii) we liquefy natural gas and sell and distribute it to our customers.

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

We had total revenues of $145,281,288 and $124,221,526 for the years ended December 31, 2012 and 2011, respectively.  We had net income of $11,037,269 and $15,261,932 for the years ended December 31, 2012 and 2011, respectively. We had total assets of $288,500,809 and $276,983,808 as of December 31, 2012 and 2011, respectively.

Our Corporate History and Structure

On June 28, 2011, our VIE, XXNGC, entered into an Equity Transfer Agreement (the “Transfer Agreement”) with five individual shareholders of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”). Pursuant to the Transfer Agreement, XXNGC acquired a 58.5284% ownership of XTJH for a total purchase price of $1,905,099 (RMB 12,290,964). During the first quarter of 2012, we completed the acquisition of XTJH, and have our own fueling station available locally, which increases our revenue and share in the local market.

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

The following illustrates our corporate and share ownership structure as of December 31, 2012:

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

Our Products, Services and Customers

CNG and Gasoline Fueling Stations

As of December 31, 2012, our VIE operated 20 CNG fueling stations in the Shaanxi Province, 10 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Through these VIE-owned fueling stations, CNG is sold to taxis, buses and private cars that operate with CNG technology. During the year ended December 31, 2012, we purchased natural gas at an average cost of $0.26 (RMB 1.64) per cubic meter and sold each cubic meter for $0.50 (RMB 3.13), net of value-added taxes, in Shaanxi Province, and we purchased natural gas at an average cost of $0.29 (RMB 1.80) per cubic meter and sold each cubic meter for $0.50 (RMB 3.14), net of value-added taxes, in Henan Province.

During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions, in October, 2011, we closed another CNG fueling station in Shaanxi Province because the district will be demolished for urban redevelopment, in March 2012, we acquired one CNG fueling station in Hubei Province, in April 2012, we closed one fueling station in Shaanxi Province due to the construction of main subway lines in Xi’an, in May 2012, we ceased operations of two fueling stations in Henan province due to adverse market conditions, we closed three fueling stations in September 2012, and one fueling station in October 2012 in Shaanxi Province due to the change of the Company's strategy to reduce the scale of our CNG fueling stations, and focus on establishing of LNG fueling stations. During the third quarter of 2012, we disposed all the buildings, equipment, and other fixed assets of five CNG fueling stations.

Our VIE and its subsidiary, Makou, own three natural gas compressor stations as of December 31, 2012. The first one, Hongqing station, is located in Xi’an City and was acquired in July 2005, near our pipeline network; the second station is located in Xianyang City and was acquired in January 2008; the third station is located in Hanchuan City, Hubei Province and was acquired in the third quarter of 2010. We sold the Changsheng station, which was acquired in September 2008, on May 31, 2010, for a consideration of $1.63 million (RMB 11 million). A compressor station compresses natural gas and allows trucks to transport CNG to fueling stations. We currently have a daily processing capacity of 250,000 cubic meters of CNG.

We began to distribute and sell gasoline during the fourth quarter of 2007 in an effort to support our sales of CNG by attracting more natural gas/gasoline hybrid car owners through providing a one-stop refueling option for such customers. Our gasoline facilities were either installed by us at our existing CNG stations or acquired through our acquisition of CNG fueling stations that have both CNG and gasoline-fueling capability. As of December 31, 2012, we distributed and sold gasoline at two of our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles in Xi'an City. During the year ended December 31, 2012, we purchased gasoline at an average cost of $1.00 (RMB 6.31) per liter and sold each liter at an average price of $1.06 (RMB 6.68), net of VAT, in Xi'an City.

Our Pipeline Distribution System

Our VIE owns and operates a high pressure pipeline network of approximately 120 kilometers in Xi’an City area. The network connects to a high pressure government-owned pipeline network operated by Shaanxi Natural Gas Company, which supplies natural gas directly from a gas field in the northern region of the province. Our high pressure pipeline then feeds into city-gate "let-down" stations in Hongqing and Lantian County, where the pressure is reduced and natural gas is transported through a network of low-pressure distribution pipes to supply our residential and commercial customers in Lantian County and Lintong and Baqiao Districts. The gas is also supplied to our compressor stations at Hongqing where CNG is delivered by tankers to our CNG fueling stations.

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

Our Automobile Conversion Sites

We began our automobile conversion business during the second quarter of 2007. Our automobile conversion sites convert gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles. As of December 31, 2012, we have four automobile conversion sites, all of which operate in the Xi'an City area.

Our Liquefied Natural Gas Business

On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. During the year ended December 31, 2012, the average cost of LNG per cubic meter was $0.29 (RMB 1.81), and we sold each cubic meter at an average price of $0.35 (RMB 2.22), net of value-added taxes. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Kunlun Energy Company Ltd. and Shanxi Guoyun Liquefied Natural Gas Ltd. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station is in operation and developing the potential LNG market. As of December 31, 2012, 11 LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, seven of which have begun operations as of December 31, 2012.

As of December 31, 2012, we had made certain progress in the expansion of our LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. We are currently going through necessary procedures to prepare for the building of these LNG stations.

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

Our CNG Market

As of December 31, 2012, there were approximately 8,000 buses and 14,000 taxis powered by CNG in Xi’an City, that accounts for approximately 99% of the total number of all buses and taxis in Xi’an City, respectively. According to the PRC Ministry of Science and Technology, each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day (source: PRC Ministry of Science and Technology). Compared to gasoline and diesel, we believe that natural gas, as one kind of vehicular fuel, is cheaper, cleaner and safer. The PRC government’s Clean Energy Policy encourages the use of CNG as a vehicular fuel.

We estimate that each of the CNG fueling stations in Xi’an City, including ours, sold approximately 11,000 cubic meters of CNG on average per day in 2012. As of December 31, 2012, we estimated that there were 74 CNG fueling stations in Xi’an City and, accordingly, we estimate that in total approximately 814,000 cubic meters of CNG was sold per day during 2012. We believe that there is unmet demand for CNG as vehicular fuel in Xi’an City area.

As of December 31, 2012, there were approximately 5,000 buses and 10,807 taxis powered by CNG in Zhengzhou City, which accounts for approximately 85% of the total number of all buses and taxis in Zhengzhou City, respectively. We estimate that each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day.

We estimate that on average each CNG station in Henan Province sold approximately 11,000 cubic meters of CNG per day in 2012. As of December 31, 2012, we estimated that there were 67 CNG fueling stations in Henan Province and we estimate that approximately 737,000 cubic meters of CNG was pumped per day during 2012. We believe that there is unmet demand for CNG as vehicular fuel in Henan Province.

As of December 31, 2012, there were approximately 2,500 buses and 15,000 taxis powered by CNG in Wuhan City, Hubei Province, which accounts for approximately 35% and 95% of the total number of all buses and taxis in Wuhan City, respectively. We estimate that each bus uses an average of approximately 100 cubic meters of CNG per day and each taxi uses an average of approximately 30 cubic meters of CNG per day.

While there are many competitors in the distribution and sale of CNG in China, we believe that we are well positioned in the market through our cooperation with local natural gas suppliers and our operational experience in Shaanxi and Henan Provinces.

Our Pipeline Network Customers

As of December 31, 2012, we had 122,020 customers for our pipeline network, including residential and commercial customers. We continue to expand our customer base in Xi’an City's newly developed business and residential areas including Baqiao, Hongqing and Xihang as well as Lingbao in Henan Province. We are not dependent upon any single customer or group of customers for a material portion of our natural gas sales or revenues.

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

Our LNG Project

In September 2007, we began the construction of an LNG processing and distribution plant in Jingbian, Shaanxi Province, or the LNG Project. We expect the construction of all facilities of Phase I of the LNG plant to be completed by March 2014, and estimate an aggregate investment of approximately $68.7 million for Phase I of the LNG plant, that was funded through the sales of senior notes to Abax and our September 2009 equity financing, as well as cash flows from operations. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station is in operation and developing the potential LNG market. As of December 31, 2012, 11 LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, seven of which have begun operations as of December 31, 2012.

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

Suppliers

We purchase our natural gas mainly from four vendors, namely, PetroChina Chang Qing Oil Field Branch, Shaanxi Natural Gas Co. Ltd, Qinshui Lanyan Coal Bed Methane Co., Ltd and Zhongyou Hengran Petrochemical Co., Ltd. Our supply contract with one of our suppliers, Shaanxi Natural Gas Co. Ltd., is renewed on an annual basis. We continued to seek lower-cost sources of supply and did not have commitments for the purchasing volume of natural gas from any suppliers except Qinshui Lanyan. Pursuant to the agreement with Qinshui Lanyan, we would purchase from Qinshui Lanyan a daily volume of approximately 200,000 cubic meters of coal bed gas. Our average procurement price in Henan Province decreased slightly from $0.29 (RMB 1.86) per cubic meter in 2011 to $0.29 (RMB 1.80) per cubic meter in 2012. Two of our major vendors in Henan Province are Qinshui Lanyan Coal Bed Methane Co., Ltd and Zhongyou Hengran Petrochemical Co., Ltd. Our average procurement price in Xi’an City decreased slightly from $0.26 (RMB 1.68) per cubic meter in 2011 to $0.26 (RMB 1.64) per cubic meter in 2012. Two of our major vendors in Xi’an City are PetroChina Chang Qing Oil Field Branch and Shaanxi Natural Gas Co. Ltd. We do not anticipate the procurement price to increase materially in 2013.

On October 19, 2006, we received a letter from PetroChina Company Limited, or PetroChina (also known as CNPC), pursuant to which PetroChina agreed in principle to supply up to 150 million cubic meters of natural gas annually to our LNG Project subsidiary subject to the negotiation of a final agreement once our LNG plant is near completion. Once an agreement is signed, the quota of supply of natural gas can be used as long as the agreement is in effect. Pursuant to the above arrangement, we entered into an agreement with CNPC Changqing Oil Field Branch Company, or CNPC Changqing, dated November 25, 2010. The agreement between CNPC Changqing and JBLNG, one of our wholly owned subsidiaries, provided that CNPC Changqing would supply us with natural gas for JBLNG effective through to December 31, 2011, and the agreement would be renewed on an annual basis thereafter. Under the terms of the agreement, we have the option to purchase up to 500,000 cubic meters of natural gas per day, or 150 million cubic meters per year, from CNPC Changqing at a purchase price of $0.21 (RMB 1.355) per cubic meter, which increases to $0.24 (RMB 1.4905) per cubic meter beginning on November 1, 2012. The agreement was renewed on December 23, 2011, effective through December 31, 2012, and is now in the process of renewing.

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

Governmental and Environmental Regulation

To date, we have complied with, or are in the process of renewing, all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

●     Xi’an Natural Gas Operations License, authorized by the Shaanxi Municipal Management Committee, effective from February 29, 2012 to February 28, 2013, which was renewed and is effective from February 29, 2013 to February 28, 2018.

●     License to Supply and Install Equipment and Maintain Gas Fuel Pipelines issued by the local Bureau of Gas Fuels for Heating, an agency under the Ministry of Construction and the Xi’an Natural Gas Management Bureau. (License number: XIRAN 136)

●     Safety and Inspection Regulation under Special Equipment Safety Inspection Standards for High Pressure Pipeline and Technical Safety Inspection Regulations by Shaanxi Quality and Technology Inspection Bureau for compressor stations and pressure storage tank systems. (Approval letter reference: 2004SHAANGUOCHUHAN033)

●     Annual Safety Inspection of Lightning Conductor Equipment approved by the Shaanxi Meteorology Bureau. (Certificate number 0005274)

●     Business license to operate Shaanxi Xilan Natural Gas Equipment Co., Ltd. effective from February 22, 2006 to February 21, 2021.

●     Business license to operate Xi’an Xilan Natural Gas Co., Ltd., effective on January 8, 2000. It is a long term license and only needs annual inspection to keep it valid.

●     Business license to operate Xi’an Xilan Auto Body Shop Co., Ltd., effective on December 1, 2006. It is a long term license and only needs annual inspection to keep it valid.

●     Business license to operate Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. effective from October 24, 2006 to October 23, 2036.

●     Business license to operate Henan Xilan Natural Gas Co. Ltd. effective from July 3, 2008 to June 25, 2018.

●     Business license to operate Lingbao Yuxi Natural Gas Co., Ltd. effective from June 13, 2008 to June 6, 2016.

●     Business license to operate Hubei Xilan Natural Gas Co., Ltd., effective from December 17, 2009 to December 16, 2013.

●     Business license to operate Xilan Energy Co., Ltd., effective from October 27, 2012 to October 26, 2013.

●     Business license to operate Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd. effective from April 3, 2009 to June 4, 2029.

●     Business license to operate Xiantao City Jinhua Gas and Oil Co., Ltd. effective from October 16, 2007 to October 15, 2027.

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

Employees

As of December 31, 2012, we had 1,056 employees, including 96 in management, 22 in finance and accounting, and 938 in sales and operations. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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

Risks Related to Our Business and the PRC Natural Gas Industry

We are in default of our 5% Guaranteed Senior Notes Due 2014 with Abax Lotus Ltd., if unresolved, we may not be able to sustain our business.

Due to the default of our senior notes payable, as of December 31, 2012, we had working capital deficit of current liabilities exceeding current assets by $54,750,409. Our creditors have filed an involuntary petition for bankruptcy against the Company. If we are not able to resolve the debt with Abax or successfully oppose the petition for bankruptcy, there could be material adverse effect on our business and in connection with the default, our auditor has given us a “going concern” qualification in its report on our financial statements for the year ended December 31, 2012, which questions our ability to continue as a going concern.

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

Natural gas sales accounted for 91.0% and 85.5% of our revenue for the years ended December 31, 2012 and 2011, respectively. However, the prices at which we purchase our natural gas supplies and sell our natural gas products are strictly regulated by the PRC central government, including the NDRC, and the local state price bureaus that have the discretion to set natural gas prices within the boundaries set by the PRC central government. Our results of operations for the periods reviewed have benefited from the natural gas procurement and sale prices set by government authorities. There is no assurance that the government authorities will continue to set natural gas procurement and sale prices at levels that will allow us to improve or even maintain our margins. Increased natural gas prices affect the cost of natural gas to us and will adversely impact our margins in cases where we are unable to pass on the increased costs to our customers. In addition, higher natural gas prices may adversely impact the adoption of CNG and LNG by consumers and have a material and adverse effect on our financial condition and results of operations.

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

During the second half of 2010 and continuing into 2012, numerous media reports in the United States and elsewhere made negative claims or suggestions regarding China-based companies listed on U.S. stock exchanges, including claims and suggestions relating to the accuracy and completeness of such companies’ financial information. Many of these reports appear to have been based, at least in part, on discrepancies between financial information set forth in a company’s filings with the U.S. SEC and filings with the PRC’s State Administration for Industry and Commerce. If we are associated with companies that are the subject of negative media reports because our operating entities are based in China or otherwise, or if we become the subject of such a report, the price of our common stock may be adversely affected.

Moreover, we can offer no assurance that the financial information set forth in our filings with the U.S. SEC will be substantially similar to the financial information set forth in the filings that our subsidiaries, our VIE, XXNGC, and XXNGC’s subsidiaries are required to make with the PRC’s States Administration for Industry and Commerce, because the financial information:

●  we are required to include in our filings with the U.S. SEC financial statements prepared in accordance with U.S. GAAP, whereas the financial information that our subsidiaries, XXNGC and XXNGC’s subsidiaries are required to include in their filings with the PRC’s State Administration for Industry and Commerce financial statements that are prepared in accordance with PRC GAAP;

●  included in our subsidiaries’, XXNGC’s, and XXNGC’s subsidiaries’ filings with the PRC’s State Administration for Industry and Commerce does not reflect our consolidated financial information as a whole; and

●  in our subsidiaries’ filings with the PRC’s State Administration for Industry and Commerce may relate to different periods compared to the financial information set forth in our filings with the U.S. SEC.

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

Because we may rely on dividends and other distributions on equity paid by our current and future Chinese subsidiaries for our cash requirements, restrictions under PRC laws on their ability to make such payments could materially and adversely affect our ability to maintain and grow our operations, make investments or acquisitions that could benefit our business, pay dividends to our shareholders, and  fund our businesses in general.

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

Substantially all of our assets are located in PRC and substantially all of our revenue is derived from our operations in PRC. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in PRC. The PRC economy differs from the economies of most developed countries in many aspects, including the:

●     level of government involvement;

●     level of development;

●     growth rate;

●     level and control of capital investment;

●     control of foreign exchange; and

●     allocation of resources.

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

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.5% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium- to long-term. In April 2012, the central bank expanded the floating range of trading price of RMB against U.S. dollar in the inter-bank spot foreign exchange market from 0.5% to 1%. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

There is uncertainty as to whether courts of the PRC would enforce:

●    Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

●    In original actions brought in the PRC, liabilities against us or non-residents predicated upon the securities laws of the United States or any other state. Enforcement of a foreign judgment in the PRC also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

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

Any capital contributions or loans that we, as an offshore company, make to our PRC operating businesses, are subject to PRC regulations. For example, any of our loans to our PRC operating businesses cannot exceed the difference between the total amount of investment our PRC operating businesses are approved to make under relevant PRC laws and their respective registered capital, and must be registered with the local branch of the State Administration of Foreign Exchange as a procedural matter. In addition, our capital contributions to our PRC operating businesses must be approved by the NDRC and the Ministry of Commerce or their local counterpart and registered with the State Administration for Industry and Commerce or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contributions or provide loans to our PRC operating businesses or to fund their operations may be negatively affected, which could adversely affect their liquidity and their ability to fund their working capital and expansion projects and meet their obligations and commitments. Furthermore, the State Administration of Foreign Exchange promulgated a new circular in August 2008 with respect to the administration of conversion of foreign exchange capital contribution of foreign invested enterprises into RMB. Pursuant to this new circular, RMB converted from foreign exchange capital contribution can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investment or acquisition unless otherwise allowed by PRC laws or regulations. As a result, we may not be able to increase the capital contribution of our operating subsidiaries or equity investees and subsequently convert such capital contribution into RMB for equity investment or acquisition in China.

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

The PRC government regulates the natural gas industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the natural gas industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulations of the natural gas industry include the following:

●     we only have contractual control over XXNGC. We do not own the equity of XXNGC due to the restriction of foreign investment in Chinese businesses; and

●     uncertainties relating to the regulation of the natural gas business in China, including evolving licensing practices, mean that permits, licenses or operations of our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

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

Because of the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures, we could be subject to sanctions or investigations by the exchange on which we list our shares, the SEC or other regulatory authorities. The SEC has commenced an investigation into the matters surrounding the Wang Loan and the acquisition of Lingbao Yuxi Natural Gas Co., Ltd. The Company has been cooperating with the investigation. The Company has restated quarterly reports on Form 10-Q/A for the three months ended March 31, 2010, six months ended June 30, 2010 and the nine months ended September 30, 2010 and the annual report on Form 10-K/A for the year ended December 31, 2010, and quarterly reports on Form 10-Q/A for the three months ended March 31, 2011, six months ended June 30, 2011 and the nine months ended September 30, 2011, regarding the above matters. In addition, NASDAQ has delisted the Company’s common stock and, as a result, the Company’s common stock is now quoted on the OTC Markets. On May 14, 2012, SEC filed a complaint against the company, and has agreed in principle with the Company to a settlement of the SEC Action. The market price of our common stock has declined and because of these events, investor perceptions of the Company may suffer, and this could cause a further decline in the market price of our stock. If we are unable to remediate the material deficiencies in our internal control effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent registered public accounting firm. In addition, we may identify additional material weaknesses in the future. Any additional failures of internal controls could have a material adverse effect on our results of operations and harm our reputation.

Qinan Ji, our chairman of the Board, beneficially owns a significant percentage of our outstanding common stock and, as a result, he has significantly greater influence over us and our corporate actions related to our public shareholders and his interests may not be aligned with the interests of other shareholders.

As of December 31, 2012, our co-founder and chairman of the Board, Mr. Ji, beneficially owned 3,002,299 shares of common stock or approximately14.0% of our outstanding shares of common stock. Mr. Ji is an affiliate as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, due to the large size of his shareholding in us and his positions with us as our chairman. Rule 144 defines an affiliate of a company as a person that, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, our company. Mr. Ji has, and may continue to have, significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may not act in the best interests of our other shareholders. In addition, without the consent of Mr. Ji, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 19th Floor, Building B, Van Metropolis, No. 35 Tangyan Road, Hi-Tech Zone, Xi’an, 710065, Shaanxi Province, PRC. Our property consists of approximately 1,686 square meters of office space, the annual rent for which is $211,965.

We have additional properties located in Lantian County, the districts of Baqiao, Lintong and Gaoxin in the city of Xi’an, and the cities of Jiyuan, Kaifung and Pindingshan, in Henan Province. We own a 120km high-pressure underground pipeline network and two citygate stations (terminals) with accompanying buildings and equipment. We lease the main office building where we are headquartered and all of our CNG fueling station sites. In order to secure sufficient CNG supply, our VIE also own three compressor stations in Shaanxi and Hubei Province to support our stations. As of December 31, 2012, our VIE owned and operated 20 CNG fueling stations in Shaanxi province, 10 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province.

As of December 31, 2012, our VIE owned 33 trucks and 53 tankers that were used to transport natural gas.

In December, 2009, XXNGC formed a wholly owned subsidiary, Hubei Xilan Natural Gas, Co., that maintains an office in the No. 478 of Hongneng Mansion, Jianshe Avenue, Jianghan District, Wuhan City, Hubei Province, China. The office is approximately 900 square meters in area, with annual rental payment of $51,419. We have additional properties located in the cities of Yichang, Yidu and Huangshi, in Hubei Province, with total annual rent of $8,951.

In October 2008, we acquired Lingbao Yuxi Natural Gas, Co., Ltd. through Xi’an Xilan Natural Gas Co., Ltd. Lingbao Yuxi Natural Gas maintains an office located at Changan Rd. W, Lingbao, Henan Province, with annual rent of $6,344.

In August 2008, we purchased a 531.72-square-meter property in Beijing as office space for local operations in Beijing.

In May 27, 2008, we purchased a 412.10-square-meter property in Zhengzhou, Henan Province as office space for the local operations in Henan Province.

On February 29, 2008, we entered into a 62-month lease agreement in connection with an office located on the 22nd Floor, 370 Lexington Avenue, New York, New York. The monthly rent of this office in 2012 was $7,845.

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

ITEM 3. LEGAL PROCEEDINGS

a)	On May 14, 2012, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against Qinan Ji and the Company, captioned Securities and Exchange Commission v. China Natural Gas, Inc. and Qinan Ji (12 CV 3824) (the “SEC Action”). The SEC Action alleged that the Company violated Section 17(a)(2) of the Securities Act of 1933 (“Securities Act”), and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”) (as well as certain rules promulgated under such sections), and that Mr. Ji violated Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and 14(a) of the Exchange Act (as well as certain rules promulgated under such sections), Section 304 of the Sarbanes Oxley Act of 2002 and aiding and abetting certain of the Company’s alleged violations.

The SEC Action further alleged among other things that, in January 2010, the Company made two-short term loans totaling $14.3 million ($9.9 million to Taoxiang Wang and $4.4 million to a real estate company called Shaanxi Juntai Housing Purchase Co. Ltd. (“Juntai”)) and disclosed them in its periodic reports as loans made to unrelated third parties. The SEC Action alleged that the true and undisclosed purpose of the loans was to benefit a company called Xi’an Demaoxing Real Estate Co., Ltd. (“Demaoxing”), and that Demaoxing was 90% owned by Mr. Ji’s son and 10% owned by Mr. Ji’s nephew. The SEC Action further alleged that Taoxiang Wang was a sham borrower selected to conceal Demaoxing’s receipt of the loan proceeds and that Juntai was Demaoxing’s business partner and borrowed the money to undertake a joint real estate project with Demaoxing.

As of the date hereof, the Company and the staff of the SEC have agreed in principle to a settlement of the SEC Action. Pursuant to such agreement in principle, without admitting or denying any allegations against it, the Company would offer to consent to the entry of a court order that: (a) permanently restrains and enjoins the Company from future violations of Section 17(a)(2) of the Securities Act and Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder; and (b) orders the Company to pay an aggregate civil penalty in the amount of $815,000 pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.

b)	On May 22, 2012, Kousa, Mallano and Steinmetz, shareholders in the Company (“Delaware Plaintiffs”), filed a Shareholder Class Action and Derivative Complaint (“Delaware Complaint”) against the Company and certain members of the Company’s Board (“Delaware Director Defendants”) in the Court of Chancery of the State of Delaware. The Delaware Complaint alleges a direct class action claim for breach of fiduciary duty against the Delaware Director Defendants, a derivative claim for breach of fiduciary duty against the Delaware Director Defendants, and a separate derivative claim for breach of fiduciary duty against Ji. The Delaware Complaint alleges that the Delaware Director Defendants breached their fiduciary duties to the Company and its shareholders by preserving Ji’s control over the Company despite his alleged wrongdoing and the threatened delisting of the Company’s shares by NASDAQ, thereby causing the Company’s shares to be delisted. The Delaware Complaint separately alleges that Ji engaged in self-dealing and other conduct that breached his fiduciary duties to the Company and its shareholders. The Delaware Complaint seeks certification of a class action, authorization to proceed as a derivative action, and unspecified money damages, including attorneys’ fees and costs. The claims are directed against the individual defendants and not against the Company.

On July 30, 2012, Ji filed a motion to dismiss the Delaware Complaint. On August 14, 2012, the Company and the remaining Delaware Director Defendants filed a motion to stay or dismiss the Delaware Complaint. The parties agreed, with the approval of the Court, to bifurcate briefing on the motion to stay and the motions to dismiss. On October 16, 2012, after briefing and oral argument, the Chancery Court stayed the separate derivative claim against Ji pending the outcome of the SEC investigation and Federal Securities Action, but denied the motion to stay as to the other counts in the Delaware Complaint against the Delaware Director Defendants and directed the parties to proceed with briefing on the motions to dismiss without prejudice to the Plaintiffs’ right to amend the Delaware Complaint. The Court also stayed all discovery pending the outcome of the motions to dismiss. On November 2, 2012, the Court approved a stipulation among the parties providing that the Plaintiffs would file an amended complaint no later than 30 days after the proposed settlement of the SEC Action is approved by the U.S. District Court, setting the time within which the defendants must answer or move in response to the amended complaint and a briefing schedule in the event that they file a motion, and vacating that portion of the Court’s order directing the defendants to proceed with briefing on the motions to dismiss the Delaware Complaint.

As a result of the October 16, 2012 Order and the November 2, 2012 Stipulation and Order, the case is effectively stayed pending the filing of an amended complaint by the Plaintiffs. As of the date of this letter, the Plaintiffs have yet to file an amended complaint.

c)	On February 8, 2013, an Involuntary Petition for bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against the Company by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York. The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008.

As previously disclosed in the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on December 31, 2007 and January 29, 2008, the Company entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”) on December 30, 2007 which was amended on January 29, 2008 (the “SPA”). Pursuant to the SPA, the Company issued to the Investor 5% Guaranteed Senior Notes due 2014 (the “Senior Notes”) in aggregate principal amount of RMB 145,000,000 (approximately US$20,000,000) on January 29, 2008. Also, as previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on March 12, 2008, also pursuant to the SPA, the Investor exercised its option to purchase an additional RMB145,000,000 in aggregate principal amount of Senior Notes. The Senior Notes were issued in connection with the Indenture dated as of January 29, 2008 (the “Indenture”). The aggregate principal amount of the Senior Notes at issuance was RMB290,000,000 (approximately US$40,000,000). In addition, the Company agreed to issue to the Investor seven-year warrants (the “Warrants”) exercisable for up to 2,900,000 shares of the Company’s common stock at an initial exercise price equal to $7.3652 per share (subject to adjustment) pursuant to the Warrant Agreement dated January 29, 2008 (the “Warrant Agreement”) by and among the Warrant Agent and Warrant Registrar as a holder of the Warrants (as defined therein).

Also as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2012, the holders of a majority of the Senior Notes (the “Holders”) notified the Company on August 21, 2012 (the “Default Notice”) that the Company was in default of the Senior Notes for failure to make the interest payment due and a mandatory redemption of the Senior Notes on July 30, 2012 (the “Default”). In the notice, the Holders also demanded that the Company make all payments due as of July 30, 2012 under the Senior Notes to avoid acceleration of all payments under the Senior Notes and foreclosure of collaterals pledged to secure the Senior Notes.

On September 5, 2012, the Company received another notice from the Holders that the Holders elected to exercise their right to accelerated payment of the Senior Notes as a result of the continued Default (the “Acceleration Notice”). The immediate acceleration of all amounts owing under the Senior Notes totals approximately RMB249,450,516.

Further, on September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. The Demand Notice stated that if the Company failed to meet the demand, the Holders intend to pursue all of its legal rights under the transaction documents, including, without limitation:

●     Requiring the Trustee to initiate suit in the courts of New York with respect to the Company’s failure to pay the entire amount due to the Holders under the Senior Notes;

●     Initiating involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

●     Initiating arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

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

In addition to the demands disclosed above, the Holders have also asserted that by virtue of the Default the Company is obliged to redeem the Warrants and pay to the Holders $17.5 million. The Company disputes the amount allegedly owed, and has been in negotiation with the Holders but has not able to come to a resolution with the Holders. As disclosed above, on February 8, 2013, the Holders initiated involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code. The Company intends to oppose the petition.

d)	Vandevelde v. China Natural Gas, Inc., et al. (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its current and former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s current and former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint. On February 26, 2013, the Company notified the Court that certain of the Company’s creditors had filed an involuntary petition for bankruptcy and that, under the U.S. Bankruptcy Code, the filing of that petition operates as an automatic stay of the suit. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

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

The following table sets forth, for the indicated periods, the high and low sales prices for our common stock, as reported on NASDAQ and OTC Markets, for the years ended December 31, 2012 and 2011, respectively. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2012:
Fourth Quarter	$1.00	$0.40
Third Quarter	$1.20	$0.75
Second Quarter	$1.91	$1.00
First Quarter	$1.93	$0.61
FISCAL YEAR ENDED DECEMBER 31, 2011:
Fourth Quarter	$1.93	$1.93
Third Quarter (trading was halted on September 21, 2011)	$3.95	$1.90
Second Quarter	$6.10	$2.44
First Quarter	$6.27	$5.00

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among China Natural Gas, Inc. and the S&P Smallcap 600 Index

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

36

	12/07	12/08	12/09	12/10	12/11	12/12

China Natural Gas, Inc.	100	43.48	80.58	39.93	13.99	3.48
S&P Smallcap 600	100	68.01	84.18	105.21	105.04	120.61

Shareholders’ return on the common stock for the past five years are shown as follows

	2012	2011	2010	2009	2008
Return on equity	5.6%	8.5%	11.0%	17.5%	24.7%

Holders

As of March 23, 2013, there were approximately 26 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2012.

Recent Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report contains statements that are forward-looking and, as such, are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, the recent crisis in worldwide financial markets, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. You should carefully read the risk factor disclosure contained in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, where many of the important factors currently known to management that could cause actual results to differ materially from those in our forward-looking statements are discussed.

All such forward-looking statements speak only as of the date of this Annual Report. We are under no obligation to, nor do we intend to, release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are an integrated natural gas operator in the People’s Republic of China (referred to herein as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of December 31, 2012 our VIE owned and operated 31 CNG fueling stations, including 20 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the year ended December 31, 2012, we sold 142,449,576 cubic meters of CNG through our fueling stations, compared to 162,752,780 cubic meters for the year ended December 31, 2011. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into liquefied natural gas (“LNG”) business and generate significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011. As of December 31, 2012, we had begun construction of 11 LNG fueling stations in Shaanxi, Henan and Hubei Provinces. Our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, seven of which have begun operations as of December 31, 2012.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

•	continue to grow our LNG business through the ongoing construction of JBLNG and through the construction of LNG fueling stations in Shaanxi, Henan and Hubei Provinces;

•	capitalize on the opportunities arising from the busy shipping activities on the Yangtze River by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations along the course of the Yangtze River, as well as continued development of conversion technologies and operations to modify river vessels to run on a mixture of LNG and diesel; and

•	continue to expand our CNG business into Hubei Province by construction of new stations.

For additional information regarding these growth initiatives, please see “Recent Developments” below.

Current Operations

We currently operate five main business lines:

•	distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles. As of December 31, 2012, our VIE owned and operated 31 fueling stations in total;

•	installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 122,020 residential customers as of December 31, 2012;

•	production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from commercial production and sales of LNG started on July 16, 2011. We have seven semi-trailers in operation serving LNG powered vehicles as of December 31, 2012.

•	distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (two of our VIE-owned CNG fueling stations were selling gasoline as of December 31, 2012); and

•	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

We purchase all of the natural gas that we sell and distribute to our customers from our suppliers, and we are not directly involved in the mining or production of natural gas. We currently sell our natural gas in three forms: (i) we compress natural gas into CNG and sell it to our customers through CNG fueling stations, (ii) we distribute natural gas through pipelines to commercial and residential customers, (iii) we liquefy natural gas and sell and distribute to our customers.

We had total revenues of $145,281,288 and $124,221,526 for the years ended December 31, 2012 and 2011, respectively. We had net income of $11,037,269 and $15,261,932 for the years ended December 31, 2012 and 2011, respectively.

Recent Developments

LNG Business

As of December 31, 2012, we had invested $68.6 million in Phase I of the LNG project located in Jingbian Country, Shaanxi Province and expected to invest approximately an additional $0.1 million to satisfy installment payments to contractors. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Kunlun Energy Company Ltd. and Shanxi Guoyun Liquefied Natural Gas Ltd.. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

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

In addition, as of December 31, 2012, we had invested $49.4 million for the construction of phases II and III of Jingbian LNG plant. We estimate that a further aggregate investment of $192.8 million will need to be made through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant is December 2015.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station is in operation and developing the potential LNG market. As of December 31, 2012, 11 LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, seven of which have begun operations as of December 31, 2012.

We successfully completed the regular maintenance of our Jingbian LNG factory which spanned a period of 28 days. The factory resumed full operational on August 12, 2012.

Hubei Province and Yangtze River

As of December 31, 2012, we had made certain progress in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. We are currently going through necessary procedures to prepare for the building of these LNG stations.

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

As of December 31, 2012, we also engaged in developing market demand for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions, in October, 2011, we closed another CNG fueling station in Shaanxi Province because the district will be demolished for urban redevelopment, in March 2012, we acquired one CNG fueling station in Hubei Province, in April 2012, we closed one fueling station in Shaanxi Province due to the construction of main subway lines in Xi’an, in May 2012, we ceased operations of two fueling stations in Henan province due to adverse market conditions, we closed three fueling stations in September 2012, and one fueling station in October 2012 in Shaanxi Province due to the change of the Company's strategy to reduce the scale of our CNG fueling stations, and focus on establishing of LNG fueling stations. During the third quarter of 2012, we disposed all the buildings, equipment, and other fixed assets of five CNG fueling stations. As a result, as of December 31, 2012, XXNGC and its subsidiary operated 20 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and one CNG fueling station in Hubei Province. Four gasoline fueling stations were closed in November and December 2010, due to changes in market conditions in their respective local areas. During the first quarter of 2011, we reopened one of the previously closed gasoline fueling stations and during the second quarter of 2011, we closed another station. During the fourth quarter of 2011, we closed another two of our gasoline fueling stations due to changes in market situations. In March 2012, we acquired one station in Hubei Province. In December 2012, we closed one gasoline fueling stations due to changes in market situations. As of December 31, 2012, we operated two gasoline fueling stations.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful launch and development of our LNG business. On July 16, 2011, we completed most of the construction of Phase I of our LNG plant in Jingbian County, Shaanxi Province and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Revenues from the completed Phase I of the LNG plant have been realized during the third quarter of 2011. In addition, Phases II and III of the LNG plant are planned to be completed by December 2015, adding processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. As of December 31, 2012, 11 LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC signed a contract to buy 50 smart semi-trailers, seven of which have begun operations as of December 31, 2012..

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

Government policies encouraging the adoption of cleaner burning fuels. Our results of operations for the periods covered by this report have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas, for vehicles. As an enterprise engaged in the natural gas industry, our VIE, XXNGC, benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. And one of XXNGC’s subsidiaries, JBLNG is subject to a reduced tax rate of 15% beginning on January 1, 2013. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sales infrastructure for natural gas in various policy pronouncements, such as by officially including CNG/gasoline hybrid vehicles in the PRC’s “encouraged development” category. The government encourages conversion of private cars from gasoline-fueled to CNG-fueled in Xi’an city beginning in February 2013. These policies have benefitted our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we intend to continue to expand into the LNG business, and our LNG plant in Jingbian has commenced commercial production and sale, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technologies.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the year ended December 31, 2012 and the estimated net operating loss carry-forwards for United States income tax purposes amounted to $12,707,708 as of December 31, 2012, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2032. Our management believes that the realization of the benefits arising from these net operating loss carry-forwards appears to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at December 31, 2012.

According to the laws of the State of Delaware, we are required to pay annual franchise tax to the state government based on the number of the authorized shares and the amount of total assets.  We paid $169,299 for annual franchise tax of 2011, and the outstanding annual franchise tax of 2012 is expected to be paid in September 2013.

The PRC

Our subsidiary, VIE and its subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western regions of the PRC such as Shaanxi Province, XXNGC and one of its subsidiaries, Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), are subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC and SJLNG, which are subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC), Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd. (referred to as Makou, a wholly owned subsidiary of HBXNGC) and Xiantao City Jinhua Gas and Oil Co., Ltd. (referred to as XTJH, a holding subsidiary of HBXNGC) are subject to the 25% PRC income tax rate. Our effective income tax rate for the years ended December 31, 2012 and 2011 were approximately 22.6% and 24.0% , respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain information regarding our results of operations for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011

Revenue
Natural gas	$132,255,499	$106,178,398
Gasoline	2,782,062	5,998,022
Installation and other	10,243,727	12,045,106
	145,281,288	124,221,526

Cost of revenue
Natural gas	88,790,622	65,062,505
Gasoline	2,626,569	5,756,960
Installation and other	4,327,203	5,183,985
	95,744,394	76,003,450

Gross profit	49,536,894	48,218,076

Operating expenses
Selling	22,266,885	17,377,703
General and administrative	7,456,049	9,984,565
	29,722,934	27,362,268

Income from operations	19,813,960	20,855,808

Non-operating income (expense):
Interest income	68,472	42,290
Interest expense	(1,248,842)	(771,916)
Loss on disposal of fixed assets	(4,020,260)
Other income (expense), net	144,464	126,100
Change in fair value of warrants	4	252,062
Foreign currency exchange loss	(499,575)	(430,723)
	(5,555,737)	(782,187)

Income before income tax	14,258,223	20,073,621

Provision for income tax	3,220,954	4,811,689

Net income	11,037,269	15,261,932
Less: Income (loss) attributable to noncontrolling interests	(163,245)	-
Net income	11,200,514	15,261,932

Other comprehensive income
Foreign currency translation gain	1,459,438	4,150,348
Comprehensive income	$12,659,952	$19,412,280

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Years Ended December 31,		Increase (decrease) in dollar amount	Increase (decrease) in percentage
	2012	2011
Natural gas from fueling stations	$70,017,870	$77,996,838	$(7,978,968)	(10.2)%

Natural gas from pipelines	7,782,473	7,852,525	(70,052)	(0.9)%

Liquefied natural gas	54,455,156	20,329,035	34,126,121	167.9%

Gasoline	2,782,062	5,998,022	(3,215,960)	(53.6)%

Installation	8,338,666	10,061,088	(1,722,422)	(17.1)%

Automobile conversion	1,905,061	1,984,018	(78,957)	(4.0)%

Total	$145,281,288	$124,221,526	$21,059,762	17.0%

Overall. Total revenue for the year ended December 31, 2012 increased to $145,281,288 from $124,221,526 for the year ended December 31, 2011, an increase of $21,059,762 or 17.0%, due to the reasons discussed below. We sold 321,602,154 cubic meters of natural gas, including 166,949,569 cubic meters of CNG and 154,652,585 cubic meters (96,646.6 tons) of LNG, during the year ended December 31, 2012, compared to 246,729,831cubic meters of natural gas, including 188,850,630 cubic meters of CNG and 57,879,201 cubic meters (35,519.9 tons) of LNG during the year ended December 31, 2011. For the year ended December 31, 2012, 92.9% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 7.1% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations decreased by 10.2%, or $7,978,968, to $70,017,870 for the year ended December 31, 2012, from $77,996,838 for the year ended December 31, 2011, and contributed 48.2% of our total revenue for the year ended December 31, 2012, which was the largest contributor to revenue among our major business lines. During the year ended December 31, 2012, we sold 142,449,576 cubic meters of CNG, compared to 162,752,780 cubic meters during the year ended December 31, 2011, through our fueling stations. The main reason for the decrease in sales was due to the closure of three fueling stations in the second quarter of 2012, three fueling stations in the third quarter of 2012 and one fueling station in the fourth quarter of 2012. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the years ended December 31, 2012 and 2011, net of VAT. With respect to average sales revenue and volume per station, in the year ended December 31, 2012, we sold approximately $2,029,503 or 4,128,973 cubic meters of CNG per station, respectively, compared to approximately $2,066,141 or 4,311,332 cubic meters, respectively, in the year ended December 31, 2011. The reason for the decline in per station sales was primarily due to the construction of main subway lines in Xi’an, which caused certain bus routes to deviate from our stations and resulted in decreased sales. The subway construction is expected to be completed by 2019.

Natural Gas from Pipelines. Natural gas revenue from our pipelines decreased by 0.9%, or $70,052, to $7,782,473 for the year ended December 31, 2012, from $7,852,525 for the year ended December 31, 2011, and contributed 5.4% of our total revenue for the year ended December 31, 2012. As of December 31, 2012, we had 122,020 pipeline customers, an increase of 5,230 customers from 116,790 customers as of December 31, 2011. We sold 24,499,993 cubic meters of natural gas through our pipelines for the year ended December 31, 2012, compared to 26,097,850 cubic meters for the year ended December 31, 2011, a decrease of 6.1%, primarily due to the lost of a major commercial customer in Xi’an.

Liquefied Natural Gas. Revenue from LNG increased by 167.9%, or $34,126,121, to $54,455,156 for the year ended December 31, 2012, from $20,329,035 for the year ended December 31, 2011, and contributed 37.5% of our total revenues for the year ended December 31, 2012. We sold 154,652,585 cubic meters (96,646.6 tons) of LNG for the year ended December 31, 2012, compared to 57,879,201 cubic meters (35,519.9 tons) during the year ended December 31, 2011, as our LNG production facility in Jingbian County, Shaanxi Province started operations in July 2011. The average unit selling price per cubic meter decreased by 2.2%, from $0.35 (RMB 2.27), net of VAT, in the year ended December 31, 2011, to $0.35 (RMB 2.22), during the year ended December 31, 2012.

Gasoline. Revenue from gasoline sales decreased by 53.6% or $3,215,960 to $2,782,062 for the year ended December 31, 2012, from $5,998,022 for the year ended December 31, 2011, and contributed 1.9% of our total revenue for the year ended December 31, 2012. The decrease was primarily attributable to the sales volume decrease of 58.8% from 6,368,498 liters to 2,624,155 liters, because of the closure of two gasoline fueling stations during the fourth quarter of 2011 and one gasoline fueling stations during the fourth quarter of 2012 due to the low gross margin of gasoline. The average unit sales price of gasoline increased by 12.6%, from $0.94 (RMB 6.08) per liter, net of VAT, in the year ended December 31, 2011 to $1.06 (RMB 6.68) per liter in the year ended December 31, 2012, compensating for the significant decrease in sales volume to a certain degree.

Installation Services. Revenue from installation services decreased by 17.1% or $1,722,422 to $8,338,666, for the year ended December 31, 2012 from $10,061,088 for the year ended December 31, 2011, and contributed 5.7% of our total revenue for the year ended December 31, 2012. We believe the decrease was primarily due to a slowdown in the property market, which led to a decrease in demand for installation services. Revenue from our five largest customers accounted for 10.7%, 6.0%, 5.1%, 4.8% and 4.2%, respectively, of our total installation revenue for the year ended December 31, 2012.

Automobile Conversion Services. Revenue from our automobile conversion division decreased by 4.0% or $78,957 to $1,905,061 for the year ended December 31, 2012, from $1,984,018 for the year ended December 31, 2011, mainly due to the decrease of customers, and contributed 1.3% of our total revenue for the year ended December 31, 2012.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	Years Ended December 31,		Increase (decrease) in dollar amount	Increase (decrease) in percentage
	2012	2011
Natural gas from fueling stations	$38,568,615	$43,784,390	$(5,215,775)	(11.9)%

Natural gas from pipelines	5,934,887	6,014,860	(79,973)	(1.3)%

Liquefied natural gas	44,287,120	15,263,255	29,023,865	190.2%

Gasoline	2,626,569	5,756,960	(3,130,391)	(54.4)%

Installation	3,148,623	3,955,852	(807,229)	(20.4)%

Automobile conversion	1,178,580	1,228,133	(49,553)	(4.0)%

Total	$95,744,394	$76,003,450	$19,740,944	26.0%

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

Our cost of revenue for the year ended December 31, 2012 was $95,744,394, an increase of $19,740,944 or 26.0% from $76,003,450 for the year ended December 31, 2011, mainly attributable to the increase of costs of revenue of natural gas sold through our Liquefied natural gas. As a comparison, our total revenues increased by 17.0% for the year ended December 31, 2012 from the year ended December 31, 2011.

Natural Gas from Fueling Stations. Cost of revenue of natural gas sold through our fueling stations decreased by 11.9%, or $5,215,775 to $38,568,615 for the year ended December 31, 2012, from $43,784,390 for the year ended December 31, 2011, mainly due to the decrease in sales volume. The average procurement costs per cubic meter of our natural gas for our fueling stations decreased slightly from $0.27 (RMB 1.74), net of VAT, for the year ended December 31, 2011, to $0.27 (RMB 1.69), net of VAT, for the year ended December 31, 2012. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the year ended December 31, 2012.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines decreased by 1.3% or $79,973 to $5,934,887 for the year ended December 31, 2012, from $6,014,860 for the year ended December 31, 2011. The decrease was primarily due to the decrease in sales volume.

Liquefied Natural Gas. Cost of revenue from LNG was $44,287,120 for the year ended December 31, 2012, an increase of $29,023,865 or 190.2% from $15,263,255 for the year ended December 31, 2011, as our LNG production facility in Jingbian County, Shaanxi Province started operations in July 2011. The average cost of revenue per cubic meter increased from $0.26 (RMB 1.70), net of VAT, for the year ended December 31, 2011 to $0.29 (RMB 1.81) during the year ended December 31, 2012, primarily due to the increase of our procurement price from $0.21 (RMB 1.355) to $0.24 (RMB 1.4905) beginning on November 1, 2012.

Gasoline. Cost of gasoline revenue decreased by 54.4% or $3,130,391 to $2,626,569 for the year ended December 31, 2012, from $5,756,960 for the year ended December 31, 2011. The decrease of cost of gasoline revenue was primarily due to the closure of two gasoline fueling stations of ours during the fourth quarter of 2011 and one gasoline fueling stations during the fourth quarter of 2012. The average procurement cost per liter increased from $0.90 (RMB 5.82), net of VAT, for the year ended December 31, 2011 to $1.00 (RMB 6.31), net of VAT, for the year ended December 31, 2012.

Installation Services. Cost of revenue from our installation services decreased by 20.4% or $807,229 to $3,148,623 for the year ended December 31, 2012 from $3,955,852 for the year ended December 31, 2011, primarily as a result of the decrease in the number of our installation customers.

Automobile Conversion Services. Cost of our automobile conversion revenue decreased by 4.0% or $49,553 to $1,178,580 for the year ended December 31, 2012 from $1,228,133 for the year ended December 31, 2011, which is consistent with the decrease in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Years Ended December 31,		Increase (decrease) in dollar amount	Increase (decrease) in percentage
	2012	2011
Natural gas from fueling stations	$31,449,255	$34,212,448	$(2,763,193)	(8.1)%

Natural gas from pipelines	1,847,586	1,837,665	9,921	0.5%

Liquefied natural gas	10,168,036	5,065,780	5,102,256	100.7%

Gasoline	155,493	241,062	(85,569)	(35.5)%

Installation	5,190,043	6,105,236	(915,193)	(15.0)%

Automobile conversion	726,481	755,885	(29,404)	(3.9)%

Total	$49,536,894	$48,218,076	$1,318,818	2.7%

We earned a gross profit of $49,536,894 for the year ended December 31, 2012, an increase of $1,318,818 or 2.7%, from $48,218,076 for the year ended December 31, 2011. The increase in gross profit was primarily attributable to the increase in revenue from LNG, offset by the decrease in natural gas revenue from our fueling stations.

Gross Margin

Gross margin for natural gas sold through our fueling stations increased from 43.9% for the year ended December 31, 2011 to 44.9% for the year ended December 31, 2012, primarily due to lower purchasing cost of natural gas.

Gross margin for natural gas sold through pipelines was 23.7% for the year ended December 31, 2012, increased slightly from 23.4% for the year ended December 31, 2011.

Gross margin for our LNG business was 18.7% for the year ended December 31, 2012, decreased from 24.9% for the year ended December 31, 2011, primarily attributable to the increase in of procurement price of LNG. This gross margin is lower than that of CNG sold through fueling stations, because till December 31, 2012, we had been selling the greatest part of LNG to industrial customers at wholesale price. We expect that the gross margin of LNG sales will be improved as seven semi-trailers began operations in the fourth quarter of 2012, selling LNG to vehicles at retail price, with a gross margin of 23.5%.

Gross margin for gasoline sales increased from 4.0% for the year ended December 31, 2011 to 5.6% for the year ended December 31, 2012, primarily due our average sales price of gasoline had increased at a greater rate than that of our average purchasing costs of gasoline.

Gross margin for our installation business increased to 62.2% for the year ended December 31, 2012, from 60.7% for the year ended December 31, 2011.

Gross margin for our automobile conversion business remained stable at 38.1% for the year ended December 31, 2012 and 2011.

Our total gross margin decreased from 38.8% for the year ended December 31, 2011 to 34.1% for the year ended December 31, 2012, primarily due to the current lower gross margin level of our LNG business, as compared to the gross margins of those business lines making greatest contribution to revenue.

Operating Expenses

We incurred operating expenses of $29,722,934 for the year ended December 31, 2012, an increase of $2,360,666 or 8.6%, from $27,362,268 for the year ended December 31, 2011.

Selling expenses increased by $4,889,182 or 28.1% to $22,266,885 for the year ended December 31, 2012, from $17,377,703 for the year ended December 31, 2011, primarily due to the increase of $1,902,249 in transportation expense and $1,748,415 in depreciation mainly associated with our LNG business, which started in July 2011. Transportation cost during the year ended December 31, 2012 was approximately $3,039 per million cubic meters of natural gas, compared to $3,605 per million cubic meters of natural gas for the year ended December 31, 2011.

General and administrative expenses decreased by $2,528,516 or 25.3% from $9,984,565 for the year ended December 31, 2011 to $7,456,049 for the year ended December 31, 2012, primarily attributable to the decrease of $2,512,741 in legal and consulting fees.

Income from Operations and Operating Margin

Income from operations decreased by $1,041,848, or 5.0%, to $19,813,960 for the year ended December 31, 2012 from $20,855,808 for the year ended December 31, 2011, primarily attributable to the decrease in gross profit of natural gas and increase in selling expenses as discussed above. Our operating margin for the year ended December 31, 2012 was 13.6%, as compared to 16.8% for the year ended December 31, 2011.

Non-Operating Income (Expense)

Non-operating expense was $5,555,737 for the year ended December 31, 2012, as compared to non-operating expense of $782,187 for the year ended December 31, 2011, primarily due to the loss of $4,020,260 on disposal of five fueling stations during the third quarter of 2012.

Provision for Income Tax

Income tax was $3,220,954 for the year ended December 31, 2012, as compared to $4,811,689 for the year ended December 31, 2011.

Net income

Net income was $11,037,269 for the year ended December 31, 2012, compared to $15,261,932 for the year ended December 31, 2011.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. Our principal uses of cash have been, and are expected to continue to be, working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian County, Shaanxi Province and other projects. Due to accelerated repayment of the Abax Senior Notes, 25% of the principal of the loan from SPDB, and the short-term loans from Mr. Hao Qu, all of which are payable within one year from December 31, 2012, our current liabilities were larger than current assets as of December 31, 2012, resulting in negative working capital. On May 17, 2012, May 18, 2012, November 1, 2012, February 16, 2013 and March 28, 2013, we entered into agreements with Mr. Hao Qu to extend the maturity dates of certain borrowing totaling $2.68 million to 2013 and 2014. We will continue to obtain new short-term bank loans to finance our working capital, and long term loans to fund our capital expenditure projects, if necessary.

As of December 31, 2012, we had $10,857,456 of cash and cash equivalents on hand, compared to $9,622,883 of cash and cash equivalents as of December 31, 2011. The increase was primarily attributable to the cash provided by operating activities.

Net cash provided by operating activities was $29,678,803 for the year ended December 31, 2012, compared to net cash provided by operating activities of $24,479,256 for the year ended December 31, 2011.The increase was primarily due to the decrease in prepaid expense and accounts receivable, increase in accrued interest, and adjustments for non-cash expense items, including depreciation and amortization expenses, offset mainly by the decrease in accounts payable and increase in advances to suppliers.

Net cash used in investing activities decreased from $20,403,058 for the year ended December 31, 2011 to $20,167,580 for the year ended December 31, 2012, due to decrease in additions to construction in progress related to our LNG plant.

Net cash used in financing activities was $8,091,334 for the year ended December 31, 2012, primarily due to the repayment of the principals of the Abax Senior Notes and of the long term loan from SPDB. Net cash used in financing activities was $3,858,314 for the year ended December 31, 2011, primarily due to the repayment of the principals of the Abax Senior Notes and of the long term loan from SPDB, offset by the proceeds from the related party borrowings, including the short-term borrowings from Mr. Hao Qu, a former senior management member and a shareholder of the Company, and the short-term borrowings from our joint venture company, Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd,.

Based on our past performance and current expectations, we believe our cash and cash equivalents, as well as cash generated from operations, will satisfy only a small part of our working capital needs. Our independent certified public accountant has indicated in its report on our financial statements for the year ended December 31, 2012 regarding our ability to continue as a going concern. Key to this determination is our default on a senior note payable where the creditors have filed for involuntary bankruptcy and that we have a working capital deficit of current liabilities exceeding current assets by $54,750,409. We will try to obtain new short-term bank loans to finance our working capital and to satisfy other liquidity requirements associated with our operations. As for capital expenditures, we will evaluate the availability of long-term bank loans or strategic investment, and negotiate possible debt restructuring of the Senior Notes with Abax. We also intend to oppose the involuntary petition for bankruptcy filed by Abax.

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

Capital Expenditures

Our planned capital expenditures as of December 31, 2012 were approximately $215.4 million through December 2015, the majority of which were to be incurred in connection with Phase II and III of the LNG facility in Jingbian County, Shaanxi Province, the construction of additional fueling stations and compressor stations, and the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures mainly through cash flows from operations as well as through potential bank loans or other forms of borrowing.

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

We are required to make mandatory prepayments on the Senior Notes on certain dates and we are subject to customary covenants for financings of this type, including restrictions on the incurrence of liens, payment of dividends and disposition of properties as well as being obligated to maintain certain financial ratios. On August 5, 2011, the Company paid the first balance due equal to 8.3333% of the principal amount outstanding. The second repayment for 8.3333% of the principal of the Senior Notes was due on January 30, 2012. After negotiations with Abax, the note-holders agreed that the Company could make the payment on or before March 9, 2012. On March 7, 2012, the Company paid $4,946,541 to Abax, including $3,838,949 of the principal due on January 30, 2011 in full (with foreign currency exchange loss of $505,615), plus accrued interest of $1,079,176, as well as penalty interest of $28,416. Abax issued a waiver to exempt the Company from any other consequences of the late payment. The repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from January 29, 2012 to July 30, 2012 was due on July 30, 2012. And the repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from July 31, 2012 to January 30, 2013 was due on January 30, 2013. The company did not make these payments at the time they were due and the payments remain unpaid.

On September 11, 2012, the holders of a majority of the Senior Notes (the “Holders”) notified the Company on August 21, 2012 (the “Default Notice”) that the Company was in default of the Senior Notes for failure to make the interest payment due and a mandatory redemption of the Senior Notes on July 30, 2012 (the “Default”). In the notice, the Holders also demanded that the Company make all payments due as of July 30, 2012 under the Senior Notes to avoid acceleration of all payments under the Senior Notes and foreclosure of collaterals pledged to secure the Senior Notes.

On September 5, 2012, the Company received another notice from the Holders that the Holders elected to exercise their right to accelerated payment of the Senior Notes as a result of the continued Default (the “Acceleration Notice”). The immediate acceleration of all amounts owing under the Senior Notes totals approximately RMB249,450,516.

Further, on September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. The Demand Notice stated that if the Company failed to meet the demand, the Holders intend to pursue all of its legal rights under the transaction documents, including, without limitation:

● requiring the Trustee to initiate suit in the courts of New York with respect to the Company’s failure to pay the entire amount due to the Holders under the Senior Notes;

● Initiating involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

● Initiating arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

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

In addition to the demands disclosed above, the Holders have also asserted that by virtue of the Default the Company is obliged to redeem the Warrants and pay to the Holders $17.5 million.

The Company disputes the amount allegedly owed, and has been in negotiation with the Holders but has not able to come to a resolution with the Holders.

On February 8, 2013, an Involuntary Petition for bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York. The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. The Company intends to oppose the petition.

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with SPDB, pursuant to which the SPDB agreed to lend $18,564,000 to JBLNG. SPDB transferred $13,923,000 and $4,641,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing the second year. As the People’s Bank of China adjusted the standard interest rate several times in 2011 and 2010, beginning January 1, 2012 the interest rate of these loans had been adjusted to 6.90%. As the People’s Bank of China lowered the standard interest rate twice in June and July 2012, beginning January 1, 2013 the interest rate of these loans is 6.40%. The repayment term was amended in October 2011. According to the amended contract, the loan period is 58 months from the date of effectiveness of the contract, and will be repaid twice a year, with the last repayment no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within PRC. Pursuant to the long-term loan agreement with Pudong Development Bank Xi’an Branch, the Company repaid the principal of $775,000 (RMB 5,000,000), $3,875,000 (RMB 25,000,000), $793,000 (RMB 5,000,000), $3,965,000 (RMB 25,000,000) and $1,586,000 (RMB 10,000,000) to the SPDB on October 10, 2011, December 31, 2011, March 5, 2012, December 5, 2012 and March 5, 2013, respectively.

If the default of the Senior Notes is not resolved, the Company may be deemed to be in default on its fixed asset loan from Shanghai Pudong Development Bank (“SPDB”) as the Holders initiate involuntary bankruptcy proceedings with respect to the Company and the Company does not obtain prior written approval from SPDB. The default of the loan with SPDB may result in full or partial acceleration of the repayment of the loan.

Contractual Obligations

Our contractual obligations are as follows:

			Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Long-term debt obligations(1)	$38,352	$38,352	$-	$-	$-
Operating lease obligations(2)	40,135	1,827	4,361	4,157	29,790
Purchase obligations (3)	9,156	9,156	-	-	-
Other long-term liabilities reflected on balance sheet (4)	17,500	17,500	-	-	-
Related party debt (5)	2,680	2,680	-	-	-
Long-term loan	9,522	4,761	4,761	-	-
Total	$117,345	$74,276	$9,122	$4,157	$29,790

(1) Please refer to Note 6 to our consolidated financial statements for the year ended December 31, 2012.

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

(4) The $17.5 million reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. Abax is entitled to require us to purchase back the portion of warrants not exercised upon expiration.

(5) The $2.68 million reflects related party debt to Mr. Hao Qu, a former employee of XXNGC and shareholder of the Company.

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of December 31, 2012, we maintained long-term natural gas purchase agreements with one of our vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd. (“Qinshui Lanyan”) which expires on December 31, 2015. We do not expect any issues or difficulties in renewing our supply contracts with the vendor going forward.

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

The balance sheet amounts, with the exception of equity, were translated at the December 31, 2012 exchange rate of RMB 6.30 to $1.00 as compared to RMB 6.35 to $1.00 at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2012 and 2011 were RMB 6.31 and RMB 6.45 to $1.00, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial position and results of operations contained in this Form 10-K is based on our consolidated financial statements, contained elsewhere herein. The preparation of these financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes in the development of our accounting estimates or the assumptions underlying those estimates, or the accounting policies that we disclosed as our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2012 and December 31, 2011, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2012 and 2011.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 3. Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements with our current independent auditors, WWC, P.C.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the reporting period covered by this Report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this annual report for the year ended December 31, 2012, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the year ended December 31, 2012:

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

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2011), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at December 31, 2012 were not effective.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there was no change in our internal control over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

Name	Position with our Company	Age	Director Since
Qinan Ji	Chairman	56	2005
Zhiqiang Wang	Director	73	2006
Yang Xiang Dong(1)	Director	47	2008
Frank Waung	Director	47	2010
Lawrence W. Leighton	Director	79	2008
Shuwen Kang(2)	Chief Executive Officer	63	2011
Zhaoyang Qiao(3)	Chief Financial Officer	39	2012

(1)	In past filings with the Securities and Exchange Commission (“SEC”), we have referred to Mr. Yang by his English name, Donald Yang.

(2)	Mr. Kang was appointed as the Company’s Chief Executive Officer on October 4, 2011. Mr. Ji resigned as Chief Executive Officer of the Company at the request of the Board of Directors on the same date.

(3)	Bode Xu resigned as our Chief Financial Officer effective on May 2, 2012. Zhaoyang Qiao replaced Mr. Xu as the Company’s Chief Financial Officer.

Qinan Ji has been a member and Chairman of the Board of Directors of China Natual Gas since 2005.  In 1996, he founded the Anxian Hotel in Weinan City in Shaanxi Province. In 2001, he formed Xi’an Sunway Technology and Industry Co., Ltd. He has more than 20 years experience in the energy and petroleum industries in operational, administrative, management and government relation roles. He received a Bachelors of Economic Management from Northwestern University (Shaanxi). The Board selected Mr. Ji to serve as a director because of his knowledge of the Company’s affairs as well as his knowledge of and experience in the energy and petroleum industries in the People’s Republic of China.

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

Yang Xiang Dong has been a member of our Board of Directors since August 2008. Mr. Yang is a founding partner and president of Abax Global Capital (“AGC”), a leading Hong Kong based asset management firm focused on Asian public and private investments especially in Greater China. He has held this position since March 2007. From 2000 to 2007, Mr. Yang was a Managing Director responsible for Merrill Lynch’s Hong Kong and China Debt Capital Markets division. Mr. Yang also served as a director for Sinoenergy Corporation, until September 25, 2010 when Sinoenergy Corporation underwent a change of control and delisted from NASDAQ. Mr. Yang holds a MBA degree from Wharton School of Business and a BA degree from Nankai University in China. Abax Lotus Ltd., an affiliate of AGC, was the sole investor in the Company’s $40 million note financing which closed in January 2008. Mr. Yang was initially nominated to the Board by Abax Lotus Ltd. pursuant to the investor rights agreement we entered into with Abax Lotus Ltd. in 2008 in connection with the notes financing. See “Certain Relationships and Related Transactions, and Director Independence”. The Board selected Mr. Yang to serve as a director because of his knowledge of the Company’s affairs and his expertise with respect to the international capital and credit markets.

 Frank Waung has been a member of our Board of Directors since November 2010. Mr. Waung has served as the Chief Financial Officer of China Pharma Holdings, Inc. since April 28, 2009.  China Pharma Holdings, Inc., a China-based manufacturer of pharmaceuticals and nutritional supplements, is listed on the NYSE AMEX market. Prior to his employment with China Pharma Holdings, Inc., Mr. Waung worked for Hickey Freihofner Capital as an investment banker with a focus on China matters from 2008.  Prior to 2008, Mr. Waung worked for Dellacamera Capital Management as a special situations analyst in 2007. Mr. Waung acted as a senior market economist in Cowen & Co. from 2000 to 2003 and as a convertible securities trader from 2003 to 2006. He worked for Credit Suisse First Boston as a quantitative marketer from 1994 to 1998.  Mr. Waung received his bachelor’s degree from University of California in 1988 and received his master’s degree in business administration from the Wharton School of the University of Pennsylvania in 1994. The Board selected Mr. Waung to serve as a director because of his knowledge of the Company’s affairs and his understanding of financial reporting and internal control over financial reporting.

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

Shuwen Kang is our Chief Executive Officer. Mr. Kang was vice president of XXNGC, the variable interest entity of one of the Company’s major subsidiaries, and is in charge of XXNGC’s business operations, prior to being appointed as Chief Executive Officer. From 2006 to 2010, Mr. Kang served as senior counsel to XXNGC, responsible for making strategic and business development plans for the Company.  Mr. Kang has extensive experience in the operations and management of the Company and in the natural gas industry in general. Mr. Kang holds an associate degree in Party and Government Management from the Party School of the Shaanxi Provincial Committee of the Communist Party of China.

Zhaoyang Qiao is our Chief Financial Officer. Mr. Qiao brings over a decade of experience in accounting. Mr. Qiao was Financial Manager responsible for the preparation of the Company’s financial statements under US GAAP and carrying out reforms for Sarbanes-Oxley requirements from December 2009 to May 2012. Prior to joining the Company, from September 2006 through September 2009, he served as International Financial Supervisor for Fujitsu (Xian) System Engine Co., Ltd., which is a Fortune 500 company primarily engaged in communication equipment, IT equipment and software development. Prior to his employment at Fujitsu Mr. Qiao was an accountant at Xian Janssen Pharmaceutical Co. from July 1998 through September 2006. Mr. Qiao received his bachelor’s degree in Accounting from Shaanxi Finance and Economics College in 1998.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

CORPORATE GOVERNANCE

Director Independence

The Board of Directors has determined that, other than Qinan Ji, our Chairman, and Yang Xiang Dong, each of the current members of the Board is “independent” in accordance with the applicable SEC rules and listing standards of the NASDAQ Stock Market as currently in effect.

Executive Sessions

Non-management directors meet in executive session without management present each time the Board holds its regularly scheduled meetings. The director to preside during the executive sessions is determined at the beginning of the meeting.

Meetings of the Board of Directors and Committees

The Board of Directors of the Company held three meetings and acted by unanimous written consent in lieu of a meeting one time during the fiscal year ended December 31, 2012. The Board has an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. During the last fiscal year, each of our directors attended at least 75% of the total number of meetings of the Board and its committees on which such director served.

The following table sets forth the three standing committees of the Board, the members of each committee during the last fiscal year and the number of meetings held by each committee.

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee
Qinan Ji
Zhiqiang Wang	X	X	Chair
Yang Xiang Dong
Frank Waung	Chair	X	X
Lawrence W. Leighton	X	Chair	X
Number of Meetings held in 2012	2	0	1

Audit Committee

The members of the Audit Committee are Messrs. Waung (Chair), Wang and Leighton. Each of the members of the Audit Committee is “independent” for purposes of the NASDAQ listing standards as they apply to audit committee members. The Board has determined that Mr. Waung qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee’s written charter can be found in the “Investor Relations” area of our website at www.naturalgaschina.com.

The functions of the Audit Committee include reviewing our significant accounting policies, reviewing the financial, investment and risk management policies applicable to our business operations, retaining our independent auditors, reviewing their independence, reviewing and approving the planned scope of our internal audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing our financial results, audited financial statements and any related public disclosures, reviewing and approving any related party transactions and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters. Also, the Audit Committee enforces and interprets our Code of Ethics. The Audit Committee held two meetings during the fiscal year ended December 31, 2012.

Compensation Committee

The members of the Compensation Committee are Messrs. Leighton (Chair), Wang and Waung. Each of the members of the Compensation Committee is “independent” for purposes of the NASDAQ listing standards. The Compensation Committee’s written charter can be found in the “Investor Relations” area of our website at www.naturalgaschina.com.

The functions of the Compensation Committee include reviewing and approving our compensation strategy, reviewing and approving the individual elements of total compensation for the Chief Executive Officer and all other officers, approving stock option grants to directors and officers, granting stock options to all employees, amending the provisions of our stock option or other equity incentive plans, overseeing  the operation of any employee benefit plans, ensuring that our annual incentive compensation plan is administered in a manner consistent with our compensation plan, approving separation packages and severance benefits to officers to the extent that the packages are outside the ordinary plan limits and reviewing and approving all reports and summaries of compensation policies and decisions as may be appropriate for operational purposes or as may be required under applicable law. The Compensation Committee did not hold any meetings during the fiscal year ended December 31, 2012.

For more information on the responsibilities and activities of the Compensation Committee, including the committee’s processes for determining executive compensation, see “Compensation Discussion and Analysis” and the Compensation Committee’s report.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Messrs. Wang (Chair), Waung and Leighton. Each of the members of the Governance and Nominating Committee is “independent” for purposes of the NASDAQ listing standards. The Governance and Nominating Committee’s written charter can be found in the “Investor Relations” area of our website at www.naturalgaschina.com.

The functions of the Governance and Nominating Committee include identifying, reviewing, and recommending candidates for appointment and nomination for election to the board of directors, reviewing the appropriate skills and characteristics in the composition of the board of directors and  periodically reviewing our corporate governance policies.  The Governance and Nominating Committee held one meeting during the fiscal year ended December 31, 2012.

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

A stockholder’s notice to our Secretary with respect to persons that the stockholder proposes to directly nominate as a director must set forth as to each individual whom the stockholder proposes to nominate, all information relating to the person that is required to be disclosed in solicitations of proxies for the election of directors or is otherwise required, pursuant to Regulation 14A (or any successor provisions) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including their name, age, business address, residence address, principal occupation or employment, the number of shares of our common stock beneficially owned by such candidate, and the written consent of such person to be named in the proxy statement as a nominee and to serve as a director if elected. In order to submit a proposal, a stockholder must meet the eligibility criteria for stockholder proposals set forth in Regulation 14A under the Exchange Act. In addition, a stockholder nomination must meet the general requirements for stockholder proposals discussed in “Stockholder Proposals for 2013 Annual Meeting”.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all officers, directors and employees of our Company. A copy of our Code of Ethics is available in the “Investor Relations” area of our website at www.naturalgaschina.com. Any substantive amendment or waiver of the Code of Ethics may be made only by the Board upon a recommendation of the Audit Committee, and will be disclosed on our website.

Board Leadership Structure and Role in Risk Management

Our Board may select either a combined Chief Executive Officer and Chairman or a Chairman who does not also serve as Chief Executive Officer.  Currently, our Chief Executive Officer does not serve as Chairman.  The Board believes this leadership structure is best for the Company at the current time because it achieves independent oversight and management accountability through executive sessions of the independent directors and through a Board composed of a majority of independent directors.

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

Further, the Board continually evaluates its oversight role, the Company’s internal controls and management accountability to determine whether changes to its role or Company policies or procedures are appropriate. For example, as disclosed in this annual report on Form 10-K, during management’s evaluation of the effectiveness of the Company's internal control over financial reporting, management identified certain material weaknesses in the Company's internal control over financial reporting. In response to the identified material weaknesses and to strengthen the Company's internal control over financial reporting, the Company has taken certain remediation initiatives, including the following remediation initiatives that reflect the exercise, as well as an expansion, of the Board and the Audit Committee oversight responsibilities:

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employee or control persons have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

Based solely on our review of these forms and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of our common stock have been timely satisfied, except for our CEO Shuwen Kang and our CFO Zhaoyang Qiao who did not file the required Form 3s.

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

Compensation Committee’s Processes and Procedures for Consideration and Determination of Executive and Director Compensation

The Board has delegated authority to the Compensation Committee to review and make recommendations with respect to compensation matters and oversee all of our compensation policies and procedures, including the administration and interpretation of our 2009 Employee Stock Option and Stock Award Plan and director compensation, but the Board has retained the authority to approve and take final action on all executive compensation awards. The Board has delegated to Mr. Kang the authority to make grants of options under our 2009 Employee Stock Option and Stock Award Plan to non-officer level employees, subject to final approval by the Compensation Committee. The Compensation Committee and Mr. Kang have not been empowered by the Board to delegate the authority granted to them with respect to compensation matters to other persons.

At the beginning of each fiscal year, our Compensation Committee reviews our compensation program to assess the adequacy and competitiveness of our compensation programs and to determine whether any adjustments should be made to the program as a whole or with respect to particular executive officers, taking into the account the factors described above as well as changes in job responsibility and any fluctuations in cost of living. In connection with this review and determination, the Compensation Committee solicits appropriate input from Mr. Kang, our Chief Executive Officer, regarding base salary and other forms of compensation for our other executive officers. Mr. Kang makes recommendations to the Compensation Committee based upon his annual performance review and consultation with each other executive officer. The Compensation Committee aims to make final recommendations with respect to any adjustments prior to the end of the first quarter.

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

Bonus

Bonuses and eligibility for a discretionary bonus are also established by the terms of employment agreements between the Company and the named executive officer, although the Compensation Committee may award a discretionary bonus to any named executive officers to reward outstanding personal achievement during the year.  The actual amount of discretionary bonus paid is determined following a review of each executive’s individual performance and contribution to our short-term strategic goals as well as the Company’s performance and achievement of such goals, but is not tied to pre-established individual or Company performance criteria. Bonuses other than discretionary bonuses are payable upon a term of service and, therefore, incentivize continued employment with the Company. Pursuant to his employment agreement, Mr. Kang was entitled to receive a bonus of RMB 50,000 upon completing 12 months of service in 2012. However, he did not receive the bonus due to the Company’s failure to achieve the strategic goals of 2012.

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

In 2009, Mr. Ji received options to purchase 146,000 shares of common stock, with an exercise price of $4.90. The options awarded to Mr. Ji vest evenly over four years beginning on April 1, 2010.

Tax and Accounting Information

For 2012 and continuing thereafter, the Compensation Committee has considered and will continue to consider the impact of the requirement under Financial Accounting Standards Board, Accounting Standards Codification, Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), that we record as an expense in our financial statements, at the time stock options are granted, the fair value of the options over their vesting period. In addition, the Compensation Committee will examine the tax impact on employees and the potential tax deductions to the Company with respect to the exercise of stock option grants. However, although it will consider the tax implications of its compensation decisions, the Compensation Committee believes its primary focus should be to attract, retain, and motivate high caliber executives and to align the executives’ interests with those of our stockholders. We do not pay or reimburse any named executive officers for any taxes due upon exercise of a stock option.

COMPENSATION COMMITTEE

Lawrence W. Leighton (Chair)

Frank Waung

Zhiqiang Wang

The foregoing Report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or  the Exchange Act, except to the extent that the Company  specifically incorporates such information by reference in such filing.

Summary Compensation Table

The following table sets forth information regarding compensation awarded or paid to, or earned by, our named executive officers and principal financial officers during the year ended December 31, 2012, 2011 and 2010. No other executive officer of our Company had total compensation exceeding $100,000 during the year ended December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options ($) (3)	All Other Compensation ($)	Total ($)

Shuwen Kang (1) Chief Executive Officer	2012 2011	95,160 23,250	-	-	-	95,160 23,250
Qinan Ji(1) Former Chief Executive Officer	2011	90,000	-	- -	- -	90,000
Zhaoyang Qiao(2) Chief Financial Officer	2012	21,147	-	-	-	21,147
Bode Xu (2) Former Chief Financial Officer	2012 2011	31,720 93,000	- -	- -	- -	31,720 93,000

(1)	Mr. Kang was appointed as the Company’s Chief Executive Officer on October 4, 2011. Mr. Qinan Ji resigned as Chief Executive Officer of the Company at the request of the Board of Directors on the same date,.

(2)	Mr. Xu was appointed as our Chief Financial Officer on December 20, 2010 and resigned from the position effective May 2, 2012 and Mr. Qiao was appointed as the Company’s Chief Financial Officer on that date

(3)	The dollar amount reflected in this column is equal to the aggregate grant date fair value of such options computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. See Note 10 to our consolidated financial statements included in our Annual Report for an explanation of all assumptions made by us in determining the values of our option awards.

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

On October 4, 2011, our Chairman, Mr. Kang, entered into a one year employment agreement with the Company, which has been extended for an additional one year period.  Under the terms of the agreement, Mr. Kang was entitled to a base salary of RMB 650,000 after-tax annually and receiving 12 pays each year, equal to a monthly salary of RMB 50,000, plus RMB 50,000 when Executive works for the entire 12 months.

On May 2, 2012, our Chief Financial Officer, Mr. Qiao, entered into a one year employment agreement with the Company. Under the terms of the agreement, Mr. Qiao’s annual base salary would be RMB 200,000.

Grants of Plan-Based Awards

We did not grant any plan-based awards to our executive officers during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

The following table discloses certain information regarding all outstanding option awards for each of our named executive officers as of December 31, 2012  We have not granted any equity awards to any named executive officer other than the option awards set forth in the table below.

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date
Qinan Ji Chairman and Chief Executive Officer	April 1, 2009	36,500	36,500	$4.90	April 1, 2015

(1)	The options awarded to Mr. Ji vest evenly over four years beginning on April 1, 2010.
(2)	Mr. Ji resigned as the CEO on October 4, 2011.

Option Exercises and Stock Vested

Our executives did not exercise any stock options or hold any stock awards that vested during the year ended December 31, 2012.

Severance and Change of Control Agreements

We do not have any agreements or arrangements providing for payments to an executive officer in connection with any termination of the officer's employment or change of control of our Company.

Non-Employee Director Compensation

The Compensation Committee of the Board of Directors, which is comprised of Messrs. Leighton, Waung and Wang, are responsible for evaluating compensation levels and compensation programs for our Board of Directors and for making recommendations to the Board of Directors regarding appropriate compensation awards for directors.

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

During the year ended December 31, 2012, Messrs. Leighton, Waung and Yang were entitled to receive a director fee of $4,000 per month. Zhiqiang Wang received an annual director fee of $5,710. Each of our non-employee directors was reimbursed for reasonable expenses incurred in attending Board and committee meetings. Our Chairman, Mr. Ji is entitled to a base salary of $120,000, 80% of which is payable monthly and 20% of which will be payable upon completion of one year of service, and a bonus of $60,000 upon completion of one year of service.

The following table sets forth all compensation paid to our non-employee directors during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	All Other Compensation	Total (S)
Qinan Ji	78,697	(1)	-	-	78,697
Zhiqiang Wang	5,710		-	-	5,710
Yang Xiang Dong	24,000		-	-	24,000
Frank Waung	44,000		-	-	44,000
Lawrence W. Leighton	40,000		-	-	40,000

(1)	Mr. Ji voluntarily received 65% of his base salary, and did not receive the bonus of $60,000 due to the Company’s failure to achieve the strategic goals.

Compensation Policies and Risk Management

We do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information regarding the beneficial ownership of our common stock on March 23, 2013, by (i) those persons known by management of the Company to beneficially own 5% or more of our common stock, (ii) each director and director-nominee, (iii) our named executive officers (pursuant to Regulation SK-402(a)(3)), and (iv) all of our named executive officers and directors of the Company as a group.

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Qinan Ji(3) Chairman	3,002,299	13.99%
Zhiqiang Wang Director	2,500	*
Yang Xiang Dong(4) Director	1,451,250	6.76%
Frank Waung Director	__	*
Lawrence Leighton Director	1,250	*
Chaoyang Qiao	10,000	*
Directors, executive officers and named executive officers as a group	4,467,299	20.82%
Wellington Management Company, LLP(7) 75 State Street Boston, MA 02109	1,908,775	8.90%
Xi’an Sunway Technology & Industry Co., Ltd.(3) Tang Xing Shu Ma Building, Suite 418 Tang Xing Road Xi’an, Shaanxi Province, People’s Republic of China	1,437,683	6.70%
Abax Lotus Ltd.(4) c/o Abax Global Capital (Hong Kong) Limited Suite 6708, 67/F Two International Finance Center 8 Finance Street, Central, Hong Kong	1,450,000	6.76%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address for each director, director-nominee and officer is c/o China Natural Gas, Inc., 19th Floor, Building B, Van Metropolis, 35 Tang Yan Road, Hi-Tech Zone, Xi’an, 710065, Shaanxi Province, People’s Republic of China. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The information in this table is based on statements in filings with the SEC, or other reliable information available to the Company.

(2)	Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options or warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 23, 2013 are deemed outstanding. For each individual and group, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 21,458,654 shares of common stock outstanding on March 23, 2013 plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 23, 2013. The Company is not aware of any pledge of common stock that could result in a change of control of the Company.

(3)	Mr. Ji beneficially owns 3,002,299 shares of common stock as follows: (i) Mr. Ji is the direct owner of record of 1,564,616 shares of common stock and options to purchase up to 36,500 shares of which are currently exercisable and has sole voting and investment power over such shares, and (ii) Mr. Ji shares voting and investment power over 1,437,683 shares of common stock that are directly owned of record by Xi’an Sunway Technology & Industry Co., Ltd. (“Xi’an Sunway”), a company formed under the laws of the People’s Republic of China, due to Mr. Ji’s ownership of 42.1% of the outstanding equity of Xi’an Sunway. Mr. Ji disclaims any beneficial ownership in the 1,078,262 shares of common stock that are directly owned of record by Xi’an Sunway Technology & Industry Co., Ltd., except to the extent of his pecuniary interest therein.

(4)	Mr. Yang beneficially owns 1,451,250 shares of common stock as follows: (i) Mr. Yang is the direct owner of record of options to purchase 1,250 shares of common stock that are currently exercisable and has sole voting and investment power over such options, and (ii) Mr. Yang shares voting and investment power over warrants to purchase 1,450,000 shares of common stock, which are directly owned of record by Abax Lotus Ltd., a Cayman Islands company (“Abax”) and are currently exercisable (the “Abax Warrants”). Based solely on the information set forth in the Schedule 13D filed with the SEC on February 6, 2008, Mr. Yang shares voting and investment power over the Abax Warrants with Abax, Abax Global Opportunities Fund, a Cayman Islands company (the “Fund”), Abax Arhat Fund, a Cayman Islands company (“Arhat”) and 50% owner of the Fund, Abax Upland Fund LLC, a Delaware limited liability company (“Upland”) and 50% owner of the Fund, Abax Global Capital, a Cayman Islands company and the sole shareholder of Arhat (“Arhat Shareholder”), Abax Claremont Ltd., a Cayman Islands company and the managing member of Upland (“Upland Managing Member”) and Christopher Chung-Yi Hsu, who, along with Mr. Yang, are the controlling members of Arhat Sharehoder and Upland Managing Member.

(7)	Based solely on information set forth in the Schedule 13G filed with the SEC on February 14, 2013, Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to share voting and investment power over these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Senior Notes will mature on January 30, 2014 and have borne interest at a rate of 5.0% per annum since issuance. On the dates set forth in the table below, we will be required make prepayments of the corresponding percentage of principal amount (or such lesser principal amount as shall then be outstanding) in respect of the aggregate outstanding principal amount of the Senior Notes:

Date	Prepayment Amount Percentage of Principal Amount
July 30, 2011 (paid on August 5, 2011)	8.3333%
January 30, 2012 (paid on March 7, 2012)	8.3333%
July 30, 2012	16.6667%
January 30, 2013	16.6667%
July 30, 2013	25.0000%

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

The repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from January 29, 2012 to July 30, 2012 was due on July 30, 2012. And the repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from July 31, 2012 to January 30, 2013 was due on January 30, 2013. The company did not make these payments at the time they were due and the payments remain unpaid.

On September 11, 2012, the holders of a majority of the Senior Notes (the “Holders”) notified the Company on August 21, 2012 (the “Default Notice”) that the Company was in default of the Senior Notes for failure to make the interest payment due and a mandatory redemption of the Senior Notes on July 30, 2012 (the “Default”). In the notice, the Holders also demanded that the Company make all payments due as of July 30, 2012 under the Senior Notes to avoid acceleration of all payments under the Senior Notes and foreclosure of collaterals pledged to secure the Senior Notes.

On September 5, 2012, the Company received another notice from the Holders that the Holders elected to exercise their right to accelerated payment of the Senior Notes as a result of the continued Default (the “Acceleration Notice”). The immediate acceleration of all amounts owing under the Senior Notes totals approximately RMB249,450,516.

Further, on September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. The Demand Notice stated that if the Company failed to meet the demand, the Holders intend to pursue all of its legal rights under the transaction documents, including, without limitation:

● requiring the Trustee to initiate suit in the courts of New York with respect to the Company’s failure to pay the entire amount due to the Holders under the Senior Notes;

● Initiating involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

● Initiating arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

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

In addition to the demands disclosed above, the Holders have also asserted that by virtue of the Default the Company is obliged to redeem the Warrants and pay to the Holders $17.5 million.

The Company disputes the amount allegedly owed, and has been in negotiation with the Holders but has not able to come to a resolution with the Holders.

On February 8, 2013, an Involuntary Petition for bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York. The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. The Company intends to oppose the petition.

The Abax Warrants are presently exercisable and have an exercise price of $7.3652 per share, although Abax has not exercised any of the Abax Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date, January 29, 2015, Abax can require us to repurchase the Abax Warrants for $17,500,000.

Additional details of the above transactions as well as the terms of the Senior Notes and the Abax Warrants are set forth in our Current Report on Form 8-K, filed with the SEC on January 1, 2008 and Note 6 to the consolidated financial statements contained in this Annual Report on Form 10-K, which are incorporated herein by reference.

As of December 31, 2012, the aggregate amount in principal of Senior Notes outstanding was $38,352,498, which reflects the largest amount in principal outstanding during the fiscal year ended December 31, 2012.

Other than as discussed above, there have been no transactions since the beginning of our fiscal year ended December 31, 2012, and there are no current proposed transactions, in which we were or will be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that, other than Qinan Ji, our Chairman, and Yang Xiang Dong, each of the current members of the Board is “independent” in accordance with the applicable SEC rules and listing standards of the NASDAQ Stock Market as currently in effect.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Background

WWC, P.C. audited our consolidated financial statements for the fiscal year ended December 31, 2012. WWC is a registered public accounting firm with the Public Company Accounting Oversight Board (“PCAOB”), as required by the Sarbanes-Oxley Act of 2002 and the rules of the PCAOB. The Audit Committee, in its discretion, may direct the appointment of different independent auditors to audit our consolidated financial statements for the fiscal year ending December 31, 2013 at any time during the year if the Audit Committee determines that such a change would be in the Company’s and its stockholders’ best interests.

The audit report of WWC on the consolidated financial statements of the Company as of and for the year ended December 31, 2012, as restated, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2012, there were: (i) no disagreements between the Company and WWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of WWC, would have caused WWC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to becoming the Company’s independent accounting firm on June 7, 2012, the Company did not consult with WWC on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and WWC did not provide either in a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(v) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(V) of Regulation S-K.

Independent Auditors’ Fees and Services

The following is a summary of the fees billed to us by our independent auditors for the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees (1)	$100,000	$320,000
Audit Related Fees	-	-
Tax Fees (2)	$5,000	$10,000
All Other Fees	-	-
Total Fees	$105,000	$330,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, internal control over financial reporting and the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements, and attest services. Audit fees for 2012 were paid to WWC. Audit fees for 2011 were paid to Friedman, LLP.

(2)	Tax fees include the fees billed for professional services rendered in connection with the preparation of the Company’s corporate and state tax returns. Tax fees for 2012 were paid to WWC. Tax fees for 2011 were paid to Friedman, LLP.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has policies and procedures regarding the pre-approval of the performance by WWC of audit and non-audit services. WWC may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. All services described above were approved by the Audit Committee.

PART V

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Number	Description of Exhibit

1.1	Underwriting Agreement, dated September 2, 2009 (incorporated by reference to same Exhibit 1.1 filed with the Registrant’s Form 8-K filed on September 3, 2009).

2.1	Form of Equity Ownership Transfer Agreement (incorporated by reference to same exhibit filed with the Registrant’s Form 8-K filed on December 31, 2008).

3.1	Articles of Incorporation, dated March 31, 1999 (incorporated by reference to same exhibit filed with the Company's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539); Certificate of Amendment to the Articles of Incorporation, dated May 25, 2000 (incorporated by reference to same exhibit filed with the Registrant's Form 10SB Registration Statement filed September 15, 2000, SEC file no. 000-31539); Certificate of Amendment to the Articles of Incorporation, dated October 26, 2007 (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373); Certificate of Amendment to the Articles of Incorporation, dated April 20, 2009 (incorporated herein by reference to Exhibit 5 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File no. 001-34373).

3.2	Registrant's Amended and Restated By-Laws, dated June 14, 2006 (incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K filed June 16, 2006, SEC file no. 000-31539); Amended and Restated By-Laws, dated September 24, 2008 (incorporated by reference to Exhibit 7 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.3	Certificate of Ownership and Merger, dated February 14, 2002 (incorporated by reference to Exhibit 2 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

3.4	Certificate of Ownership, dated December 12, 2005 (incorporated by reference to Exhibit 3 to the Registrant's Registration Statement on Form 8-A12B filed June 3, 2009, SEC File No. 001-34373).

4.1	Registrant’s 2009 Employee Stock Option and Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (333-166422) filed April 30, 2010); Registrant’s 2009 Employee Stock Option and Stock Award Plan – Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 20, 2009).

10.1	Share Purchase Agreement made as of December 6, 2005 among Coventure International Inc., Xi’an Xilan Natural Gas Co., Ltd. and each of Xilan's shareholders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.2	Return to Treasury Agreement between Coventure International Inc. and John Hromyk, dated December 6, 2005 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on December 9, 2005).

10.3	Purchase Agreement made as of December 20, 2005 between China Natural Gas, Inc. and John Hromyk (incorporated by reference to the exhibit to Registrant’s Form 8-K filed on December 23, 2005).

10.4	Form of Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.5	Form of Warrant (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.6	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 12, 2006).

10.7	CNG Product Purchase and Sale Agreement between Xi’an Xilan Natural Gas Co., Ltd. and Zhengzhou Zhongyou Hengran Petroleum Gas Co., Ltd. made as of July 20, 2006, (translated from the original Mandarin) (incorporated by reference to the exhibits to Registrant’s Form 10-KSB filed on April 17, 2007).

10.8	Securities Purchase Agreement, dated August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.9	Registration Rights Agreement, dated August 2, 2007, between the Company and the Investors named therein (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on August 8, 2007).

10.10	Consulting Services Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.11	Operating Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.12	Equity Pledge Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.13	Option Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.14	Proxy Agreement, dated August 17, 2007, between Shaanxi Xilan Natural Gas Equipment Co., Ltd. and Xi’an Xilan Natural Gas Co., Ltd. (incorporated by reference to the exhibits to Registrant’s Form 10-QSB filed on August 20, 2007).

10.15	Securities Purchase Agreement, dated December 30, 2007, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.16	Amendment to Securities Purchase Agreement, dated January 29, 2008, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.17	Indenture, dated January 29, 2008, by and among the Company and DB Trustees (Hong Kong) Limited, as trustee, relating to the 5.00% Guaranteed Senior Notes due 2014 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.18	Warrant Agreement, dated January 29, 2008, by and among the Company, Mr. Qinan Ji, Deutsche Bank AG, Hong Kong Branch as Warrant Agent and Deutsche Bank Luxembourg S.A. as Warrant Agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.19	Equity Registration Rights Agreement, dated January 29, 2008, by and between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).
10.20	Investor Rights Agreement, dated January 29, 2008, by and among the Company, its subsidiaries, Mr. Qinan Ji, and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.21	Information Rights Agreement, dated January 29, 2008, between the Company and Abax Lotus Ltd. (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.22	Onshore Share Pledge Agreement, dated January 29, 2008, between the Company and DB Trustees (Hong Kong) Limited, as security agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.23	Account Pledge and Security Agreement, dated January 29, 2008, by and between the Company and DB Trustees (Hong Kong) Limited as Security Agent (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 31, 2008).

10.24	Natural Gas Purchase Agreement entered by and between Xi' An Xilan Natural Gas Co., Ltd. and China Petroleum Co., Ltd., Changqing Branch, dated July 30, 2006 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.25	Natural Gas Purchase Agreement entered by and between Jiyuan Yuhai Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd. dated, February 28, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.26	Natural Gas Supply Agreement between Jincheng Ming Shi Natural Gas Co., Ltd., Jinan Branch and Xi' An Xilan Natural Gas Co., Ltd. dated March 20, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.27	Natural Gas Purchase Agreement entered by and between Shaanxi Natural Gas Co., Ltd. and Xi' An Xilan Natural Gas Co., Ltd., dated July 17, 2008 (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.28	Independent Director Agreement dated January 1, 2008, by and between China Natural Gas., Inc. and Zhiqiang Wang (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.29	Independent Director Agreement dated July 1, 2008, by and between China Natural Gas., Inc. and Carl Yeung (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.30	Independent Director Agreement dated August 5, 2008, by and between China Natural Gas., Inc. and Lawrence W. Leighton (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.31	Employment Agreement, dated October 10, 2008, by and between China Natural Gas., Inc. and Richard Peidong Wu (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009).

10.32	Employment Agreement, dated May 10, 2005, by and between China Natural Gas., Inc. and Qinan Ji (incorporated herein by reference to the exhibits to the Registrant’s Form 10-K/A filed on July 20, 2009); Employment Agreement, dated January 1, 2009, by and between China Natural Gas., Inc. and Qinan Ji (incorporated herein by reference to the Exhibit 10.4 to the Registrant’s Form 10-Q/A filed on July 20, 2009); Employment Agreement dated January 1, 2010, by and between the Company and Qinan Ji (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 9, 2010).

10.33	Equity Ownership Transfer Agreement, dated October 2, 2008, by and between Xi'an Xilan Natural Gas Co., Ltd., Zhihe Zhang and Lingjun Hu (incorporated by reference to the Registrant’s Form 8-K filed on December 31, 2008).

10.34	Joint Venture Agreement dated July 22, 2009 by and between Xi’an Xilan Natural Gas Co., Ltd. and China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (incorporated by reference to the Registrant’s Form 8-K filed on July 28, 2009).

10.35	Strategic Cooperation Framework Agreement dated as of July 6, 2009 by and between Xi’an Xilan Natural Gas Co., Ltd. and China National Petroleum Corporation Kunlun Natural Gas Co., Ltd. (incorporated by reference to the Registrant’s Form 8-K filed on July 8, 2009).

10.36	Employment Agreement dated December 20, 2010 between the Company and Shaocheng Xu (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 23, 2010).

10.37	Independent Director Agreement dated November 25, 2010 between the Company and Frank Waung (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 26, 2010).

10.38	Waiver dated February 4, 2009, executed by DB Trustees (Hong Kong) Limited, as trustee under the Indenture governing the Company's 5.0% Guaranteed Senior Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 9, 2010).

10.39	Waiver dated August 14, 2009, by and among the Company and the holders of the Company's 5.0% Guaranteed Senior Notes due 2014 signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 9, 2010).

10.40	Loan Contract of Fixed Asset dated February 26, 2010, by the between Jingbian Xi’an Xilan Liquefied Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.41	Mortgage Contract of Movables dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.42	Contract of Guarantee dated February 26, 2010, by and between Xi’an Xilan Natural Gas Co. Ltd. and Xi’an Branch Shanghai Pudong Development Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2010).

10.43	Employment Agreement of Veronica Chen dated May 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 20, 2009).

10.44	Supply Agreement between CNP Changqing Oil Field Branch Company dated November 25, 2010 and Jingbian LNG Company (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on December 1, 2010).

10.45	Coal Bed Methane Purchase Agreement entered by and between Henan Xilan Natural Gas Co., Ltd. and Qinshui Lanyan Coal Bed Methane Co., Ltd. dated January 12, 2009 (Incorporated by reference to the Company’s Form 10-K filed March 14, 2011)

10.46	Natural Gas Supply Agreement between Huojia Hualong Petrochemical Co., Ltd., and Xi' An Xilan Natural Gas Co., Ltd. dated November 16, 2009 (Incorporated by reference to the Company’s Form 10-K filed March 14, 2011)

10.47	Employment Agreement dated as of May 2, 2012 between the Company and Zhaoyang Qiao (Incorporated by reference to the Company’s Form 8-K filed May 8, 2012)

10.48*	Employment Agreement dated as of September 30, 2011 between the Company and Shuwen Kang.

14.1	Code of Ethics adopted by the Company on June 14, 2006 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on June 16, 2006).

21.1	List of Subsidiaries (incorporated by reference to the exhibits to Registrant’s Form 10-K/A filed on December 28, 2011)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101*	Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2013

CHINA NATURAL GAS, INC.

/s/ Shuwen Kang
Name:	Shuwen Kang
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Shuwen Kang	President and Chief	April 1, 2013
Shuwen Kang	Executive Officer (Principal Executive Officer)

/s/ Qinan Ji	Chairman of the Board of Directors	April 1, 2013
Qinan Ji

/s/ Zhiqiang Wang	Director	April 1, 2013
Zhiqiang Wang

Director
Yang Xiang Dong

/s/ Zhaoyang Qiao	Chief Financial Officer	April 1, 2013
Zhaoyang Qiao	(Principal Financial and Accounting Officer)

/s/ Frank Waung	Director	April 1, 2013
Frank Waung

/s/ Lawrence Leighton	Director	April 1, 2013
Lawrence Leighton

CHINA NATURAL GAS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Natural Gas, Inc.

We have audited the accompanying balance sheets of China Natural Gas, Inc. as of December 31, 2012, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2012 and 2011. China Natural Gas, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Natural Gas, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has defaulted on a senior note payable where the creditors have filed for involuntary bankruptcy and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, Professional Corporation
March 15, 2013	Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Natural Gas, Inc.

We have audited the accompanying consolidated balance sheet of China Natural Gas, Inc.and Subsidiaries (the “Company”) or (“China Natural Gas, Inc.”)as of December 31, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. We also have audited China Natural Gas, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Natural Gas, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December31, 2011:

●        As previously disclosed in the amended Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, and also in 2010 Form 10-K/A, the Company had outstanding balances of $9,858,240 and $4,401,000 of loan receivables, extended to Ms. Taoxiang Wang (the “Wang Loan”) and Shanxi JunTai Housing Purchase Ltd., respectively (the “Juntai Loan”) (together with the Wang Loan, the “Loans”). As of December 31, 2010, the Loans were repaid in full, so there was no effect on the overall financial position or results of operations of the company as of and for the year then ended.  However, the aforementioned periodic reports required amendments to disclose the fact that such receivables were related party loans.

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

●        Management did not have a formal process to analyze the Company’s goodwill for possible impairment.

●        Management received proceeds from a note in US dollars, which it failed to initially translate into RMB, the functional currency of the Company when it recorded the obligation. At each reporting period, the note payable should then be reported in US dollars at the exchange rate in effect at the balance sheet date.

●        The Company failed to have a written policy that documents the internal control procedures over its revenue and purchase cycles relating to its liquefied natural gas business.

●        The Company did not maintain personnel with a sufficient level of accounting knowledge, experience and training in the application of U.S. GAAP and SEC requirements in the application thereof.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, China Natural Gas, Inc. has not maintained effective internal control over financial reporting as of December31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Natural Gas, Inc. as of December 31, 2011, and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

April 2, 2012

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

	As of December 31,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,857,456	$9,622,883
Accounts receivable, net	2,148,379	2,997,845
Other receivables, net	458,605	540,646
Employee advances	399,031	285,270
Inventories	2,473,933	1,938,754
Advances to suppliers	4,869,606	4,540,139
Prepaid expense and other current assets	3,541,431	4,470,687
Total current assets	24,748,441	24,396,224

Investment in unconsolidated joint ventures	1,587,000	1,574,000
Property and equipment, net	179,515,563	174,097,754
Construction in progress	53,393,933	45,882,320
Deferred financing cost, net	-	517,334
Goodwill	839,806	629,729
Other intangible assets	21,400,924	18,910,244
Prepaid expenses and other assets	7,015,142	10,976,203
TOTAL ASSETS	$288,500,809	$276,983,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior notes- current maturities	$38,352,498	$9,671,682
Current portion of bank loan payable	4,761,000	4,722,000
Redeemable liabilities - warrants	17,500,000	-
Accounts payable and accrued liabilities	6,756,278	7,694,423
Other payable - related party	1,616,429	787,000
Short-term borrowing - related party	2,679,945	1,359,945
Unearned revenue	3,663,570	4,280,594
Accrued interest	1,936,584	1,029,431
Taxes payable	2,232,546	2,626,271
Total current liabilities	79,498,850	32,171,346

LONG-TERM LIABILITIES:
Senior notes, net of current portion	-	25,791,151
Bank loan payable, net of current portion	4,761,000	9,444,000
Borrowings - related party	-	1,320,000
Warrants liability	-	17,500,000
Total long-term liabilities	4,761,000	54,055,151
Total liabilities	$84,259,850	$86,226,497

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued and outstanding	$-	$-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 issued and outstanding at December 31, 2012 and 2011	2,145	2,145
Additional paid-in capital	83,501,637	82,909,485
Accumulated other comprehensive income	21,276,931	19,817,493
Statutory reserves	11,818,087	10,124,710
Retained earnings	87,410,615	77,903,478
Noncontrolling interests	231,544	-
Total stockholders' equity	204,240,959	190,757,311
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$288,500,809	$276,983,808

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

	Years Ended December 31,
	2012	2011

Revenue
Natural gas	$132,255,499	$106,178,398
Gasoline	2,782,062	5,998,022
Installation and other	10,243,727	12,045,106
	145,281,288	124,221,526

Cost of revenue
Natural gas	88,790,622	65,062,505
Gasoline	2,626,569	5,756,960
Installation and other	4,327,203	5,183,985
	95,744,394	76,003,450

Gross profit	49,536,894	48,218,076

Operating expenses
Selling	22,266,885	17,377,703
General and administrative	7,456,049	9,984,565
	29,722,934	27,362,268

Income from operations	19,813,960	20,855,808

Non-operating income (expense):
Interest income	68,472	42,290
Interest expense	(1,248,842)	(771,916)
Loss on disposal of fixed assets	(4,020,260)	-
Other income (expense), net	144,464	126,100
Change in fair value of warrants	4	252,062
Foreign currency exchange loss	(499,575)	(430,723)
	(5,555,737)	(782,187)

Income before income tax	14,258,223	20,073,621

Provision for income tax	3,220,954	4,811,689

Net income	11,037,269	15,261,932
Less: (Income)/loss attributable to noncontrolling interests	(163,245)	-
Net income attributable to China Natural Gas, Inc.	11,200,514	15,261,932

Other comprehensive income
Foreign currency translation gain	1,459,438	4,150,348
Comprehensive income	$12,659,952	$19,412,280

Weighted average shares outstanding
Basic	21,458,654	21,418,389
Diluted	21,458,654	21,418,389

Earnings per share
Basic	$0.52	$0.71
Diluted	$0.52	$0.71

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

			Additional	Accumulative Other		Retained Earnings		Total
	Common Stock		Paid-in	Comprehensive	Non-controlling	Statutory		Stockholders'
	Shares	Amount	Capital	Income	Interest	Reserve	Unrestricted	Equity
Balance at 1/1/2011	21,321,904	$2,132	$81,611,763	$15,667,145	$-	$7,918,634	$64,847,622	$170,047,296
Exercise of stock options	136,750	13	670,062	-	-	-	-	670,075
Stock based compensation	-	-	627,660	-	-	-	-	627,660
Cumulative translation adjustment	-	-	-	4,150,348	-	-	-	4,150,348
Net income	-	-	-	-	-	-	15,261,932	15,261,932
Appropriation of retain earnings	-	-	-	-	-	2,206,076	(2,206,076)	-
Balance at 12/31/2011	21,458,654	$2,145	$82,909,485	$19,817,493	$-	$10,124,710	$77,903,478	$190,757,311

Balance at 1/1/2012	21,458,654	$2,145	$82,909,485	$19,817,493	$-	$10,124,710	$77,903,478	$190,757,311
Stock based compensation	-	-	592,152	-	-	-	-	592,152
Purchases of a Noncontrolling interest equity	-	-	-	-	394,789	-	-	394,789
Cumulative translation adjustment	-	-	-	1,459,438	-	-	-	1,459,438
Net income	-	-	-	-	(163,245)	-	11,200,514	11,037,269
Appropriation of retain earnings	-	-	-	-	-	1,693,377	(1,693,377)	-
Balance at 12/31/2012	21,458,654	$2,145	$83,501,637	$21,276,931	$231,544	$11,818,087	$87,410,615	$204,240,959

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

	For the Years ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	11,037,269	15,261,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,025,863	9,600,518
Provision for (recovery of) doubtful accounts	197,942	110,166
Loss (Gain) on disposal of equipment	4,020,260	(3,385)
Stock-based compensation	592,152	627,660
Change in fair value of warrants	(4)	(252,062)
Change in assets and liabilities:
Accounts receivable	992,933	(1,201,079)
Other receivables	(194,338)	(339,941)
Employee advances	(111,449)	27,679
Inventories	(146,105)	(860,723)
Advances to suppliers	(846,886)	(2,729,776)
Prepaid expense and other current assets	1,407,530	(133,968)
Accounts payable and accrued liabilities	(1,136,395)	2,064,383
Unearned revenue	(651,968)	1,787,063
Accrued interest	907,153	382,903
Taxes payable	(415,154)	137,886
Net cash provided by operating activities	29,678,803	24,479,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of property and equipment	(4,780,369)	(7,314,640)
Proceeds from sales of property and equipment	2,852,712	16,990
Additions to construction in progress	(14,604,880)	(11,769,752)
Prepayment on long-term assets	(1,164,454)	(1,169,313)
Payment for acquisition of business	(656,593)	(976,500)
Payment for intangible assets	(1,813,996)	(189,843)
Net cash used in investing activities	(20,167,580)	(21,403,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	670,075
Proceeds from short-term borrowing and other payable, related parties	-	3,454,945
Repayment of long -term debt	(4,758,000)	(4,650,000)
Repayment of senior notes	(3,333,334)	(3,333,334)
Net cash (used in) provided by financing activities	(8,091,334)	(3,858,314)

Effect of exchange rate changes on cash and cash equivalents	(185,316)	358,750

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,234,573	(423,366)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,622,883	10,046,249
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,857,456	$9,622,883
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$941,966	$742,224
Income taxes paid	$3,422,353	$4,683,774

Non-cash transactions for investing and financing activities:
Construction material transferred to construction in progress	$67,100	$7,396,787
Construction in progress transferred to property and equipment	$19,393,132	$94,607,146
Construction in progress transferred to intangible assets	$-	$11,676,342
Advances to suppliers transferred to construction in progress	$-	$7,652,350
Other assets transferred to construction in progress	2,754,075	3,070,647
Capitalized interest - amortization of discount of notes payable and issuance costs	$6,107,601	$4,203,896

 See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

 Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at 0ptmobile conversion sites. The consolidated balance sheets as of December 31, 2012 and 2011 and the consolidated statements of income and comprehensive income for the years ended December 31, 2012 and 2011, and cash flows for the years ended December 31, 2012 and 2011 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE. Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan 0pt Body Shop Co, Ltd. (“XXABC”), Henan CNPC Kunlun Xilan Compressed Natural Gas Co., Ltd (“JV”), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”) and Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”).

Note 2 – Going Concern Uncertainties

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2012, the Company had working capital deficit of current liabilities exceeding current assets by $54,750,409 due to the default of its senior notes payable. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) obtainment of new short-term bank loans to finance our working capital, and long-term loans to fund our capital expenditure projects. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

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

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

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
AS OF DECEMBER 31, 2012 and 2011
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

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

The balance sheet amounts, with the exception of equity, were translated at the December 31, 2012 exchange rate of RMB 6.30 to $1.00 as compared to RMB 6.35 to $1.00 at December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the years ended December 31, 2012 and 2011 were RMB 6.31 and RMB 6.45 to $1.00, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of December 31, 2012 and 2011, the Company had total deposits of $10,481,343 and $9,236,515, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses to date as a result of this policy.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are allowed for when management has determined that the likelihood of collection is not probable. Uncollectible receivables are written off against the allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $9,340 and $127,619 as of December 31, 2012 and 2011, respectively.

Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units. As of December 31, 2012 and 2011, the Company had employee advances in the amount of $399,031 and $285,270, respectively.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

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

The following are the details of the inventories:

	December 31, 2012	December 31, 2011
Materials and supplies	$2,108,837	$1,529,678
Liquefied natural gas	113,203	298,016
Gasoline	251,893	111,060
	$2,473,933	$1,938,754

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

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,587,000 and $1,574,000 at December 31, 2012 and 2011, respectively. The JV has not had any operations to date.

The financial position of the JV is summarized below:

	December 31, 2012	December 31, 2011
Current assets	$3,238,776	$3,212,245
Noncurrent assets	-	-
Total assets	3,238,776	3,212,245
Current liabilities	-	-
Noncurrent liabilities	-	-
Equity	3,238,776	3,212,245
Total liabilities and equity	$3,238,776	$3,212,245

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

Subsequent to the balance sheet date, February 19, 2013, the JV held a shareholder meeting, decided that we transferred our investment in JV to Shaanxi Jinyuan Investment Co., Ltd for a sale price of $1,507,650 (RMB 9.5 million). The transfer was completed on February 27, 2013, which incurred a loss of $79,350 (RMB 0.5 million).

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	December 31, 2012	December 31, 2011
Office equipment	$936,749	$823,822
Operating equipment	176,463,908	158,183,281
Vehicles	4,228,255	3,540,962
Buildings and improvements	38,557,910	41,713,318
Total property and equipment	220,186,822	204,261,383
Less accumulated depreciation	(40,671,259)	(30,163,629)
Property and equipment, net	$179,515,563	$174,097,754

Depreciation expense for the years ended December 31, 2012 and 2011 was $13,324,491 and $9,286,221, respectively.

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

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

The following are the details of the disposed fixed assets:

	Original value	Accumulated depreciation	Net value	Proceeds from sales	Loss/(gain) on disposal
Tanan Fueling Station	$2,379,000	$732,424	$1,646,576	$746,640	$899,936
Donghuan Fueling Station	1,928,513	589,145	1,339,368	622,200	717,168
Fenghe Fueling Station	1,982,500	614,533	1,367,967	388,875	979,092
Tongchuan Fueling Station	1,744,600	523,160	1,221,440	466,650	754,790
Yan'an Fueling Station	1,903,200	611,051	1,292,149	622,200	669,949
Other equipments	7,613	2,140	5,473	6,147	(674)
	$9,945,426	$3,072,453	$6,872,973	$2,852,712	$4,020,261

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

As of December 31, 2012 and 2011, the Company had construction in progress in the amount of $53,393,933 and $45,882,320, respectively. Interest cost capitalized into construction in progress for the years ended December 31, 2012 and 2011 amounted to $7,815,471 and $7,286,405, respectively.

Construction in progress at December 31, 2012 and 2011 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of December 31, 2012, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 14 – Commitments and Contingencies to the consolidated financial statements.

Project Description	Location	December 31, 2012		Commencement date	Expected completion date		Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$8,424,350	(1)	December 2006	March 2014	(2)	$94,000	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	14,660,048	(4)	December 2006	December 2015		192,800,000	(5)
Fangzhi District	Fangzhi District, Xi’an, PRC	8,904,054		October 2010	December 2013		4,120,000
Sa Pu Mother Station	Henan Province, PRC	1,376,421		July 2008	June 2013		6,100,000
International Port(6)	International Port District, Xi’an, PRC	9,835,400		May 2009	December 2020		295,300,000
LNG fueling stations	Shaanxi & Henan Province, PRC	1,646,358		Various	Various		11,050,000
Other Construction in Progress Costs	PRC	8,547,302		Various	Various		1,200,000
		$53,393,933					$510,664,000

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

Project Description	Location	December 31, 2011	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$6,531,004	December 2006	September 2012	$385,359
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	8,849,299	December 2006	December 2015	198,638,693
Fangzhi District	Fangzhi District, Xi’an, PRC	19,346,484	October 2010	June 2012	1,361,198
Sa Pu Mother Station	Henan Province, PRC	1,090,627	July 2008	June 2013	6,300,000
International Port	International Port District, Xi’an, PRC	5,715,443	May 2009	December 2020	299,400,000
LNG fueling stations	Shaanxi & Henan Province, PRC	899,653	Various	Various	11,692,347
Other Construction in Progress Costs	PRC	3,449,810	Various	Various	3,000,000
		$45,882,320			$520,777,597

(1)	Includes $5,620,297 of construction cost and $2,804,053 of capitalized interest for Phase I of the LNG Project.

(2)	The Company completed most of the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipments imported by the Company and the increased international shipment time for ordered equipments. As certain facilities, including the staff dormitory building are still under construction due to shortage of funds, the project hasn’t been completely transferred from construction in progress to property and equipment, though a substantial amount of construction in progress has been transferred to property and equipment.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

(3)	Includes costs the Company expected to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.7 million for the construction of Phase I of the LNG project exceeded the amount originally anticipated by the Company. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which the Company believes resulted from the energy resource exploration activities in nearby areas.

(4)	Includes $9,780,438 of construction cost and $4,879,610 of capitalized interest for Phases II and III of the LNG project.

(5)	This amount reflects the estimated costs of Phases II and III of the LNG project from December 31, 2012 to December 31, 2015, including an estimated $178 million of construction costs and $15 million of capitalized interest. Such costs should be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)	Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $295,300,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $9,835,400 invested as of December 31, 2012 or sell the construction-in-progress assets to third parties.

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

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, no impairment indicators were noted at December 31, 2012.

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

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

These common stock purchase warrants, expired at October 26, 2012, do not trade in an active securities market and, as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model, using the following assumptions as of December 31, 2011:

December 31, 2011
Annual dividend yield	-
Expected life (years)	0.82
Risk-free interest rate	0.10%
Expected volatility	55%

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011.

	Carrying Value at	Fair Value Measurement at
	December 31,	December 31, 2012
	2012	Level 1	Level 2	Level 3
Redeemable liability – warrants	$17,500,000	$-	$17,500,000	$-
Total liability measured at fair value	$17,500,000	$-	$17,500,000	$-

	Carrying Value at	Fair Value Measurement at
	December 31,	December 31, 2011
	2011	Level 1	Level 2	Level 3
Redeemable liability – warrants	17,500,000	-	17,500,000	-
Derivative liability – warrants	4	-	4	-
Total liability measured at fair value	$17,500,004	$-	$17,500,004	$-

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value based on market rates available to the Company with similar terms (See Notes 6 and 7).

The following is a reconciliation of the beginning and ending balance of warrants liability measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurement at
	December 31, 2012	December 31, 2011
Beginning balance	$4	$252,066
Change in fair value	(4)	(252,062)
Ending balance	$-	$4

The fair value of the warrants was $0 and $4 as of December 31, 2012 and 2011, respectively, as the warrants expired at October 26, 2012. The Company recognized a gain of $4 and $252,062 for the years ended December 31, 2012 and 2011, respectively, to reflect the change in fair value of the warrants.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
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

Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at December 31, 2012 and 2011, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2012 and 2011.

XXNGC, the Company’s PRC VIE, and XXNGC’s subsidiaries operate in the PRC. Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25%. However, under PRC income tax regulation, any company deemed to be engaged in the natural gas industry in the West Regions of the PRC under such regulation enjoys a favorable income tax rate. Thus, XXNGC’s income is subject to a reduced tax rate of 15%. And one of XXNGC’s subsidiaries, JBLNG is subject to a reduced income tax rate of 15% beginning on January 1, 2013. Other XXNGC’s subsidiaries are not deemed to be engaged in the natural gas industry in the West Regions under PRC income tax regulation and, accordingly, are subject to a 25% income tax rate.

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC for the years ended December 31, 2012 and 2011 amounted to approximately $1,447,975 and $2,229,282, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the years ended December 31, 2012 and 2011, from $0.52 to $0.45 and $0.71 to $0.61, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended December 31, 2012. The estimated net operating loss carry-forwards for United States income tax purposes amounted to $12,707,708 as of December 31, 2012, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized through 2032. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2012 and 2011 for net deferred tax assets resulting from net operating loss carry forwards, stock based compensation and warrants liability. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

	For the years ended December 31,
Valuation allowance	2012	2011
Balance, beginning of period	$4,222,489	$759,872
Increase	1,063,967	3,462,617
Balance, end of period	$5,286,456	$4,222,489

Provision for income tax is as follow:

	For the years ended December 31,
	2012	2011
Current	$3,220,954	$4,811,689
Deferred	-	-
	$3,220,954	$4,811,689

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

The following is a reconciliation of the provision for income tax at the PRC tax rate, to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

	For the years ended December 31,
	2012	2011
Tax expense at statutory rate-US	35.0%	35.0%
Changes in valuation allowance-US	(35.0)%	(35.0)%
Foreign income tax rate-PRC	25.0%	25.0%
Effect of favorable tax rate	(7.8)%	(8.3)%
Other items (1)	5.4%	7.3%
Effective income tax rate	22.6%	24.0%

(1)	The 5.4% and 7.3% represents $3,039,907 and $5,701,352 in expenses incurred by the Company that are not deductible in the PRC for the years ended December 31, 2012 and 2011, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $73,813,058 as of December 31, 2012, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

Recent Accounting Pronouncements

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). Under the amendments in this Update, an organization has the option first to assess qualitative factors to determine if a quantitative impairment test of the indefinite-lived intangible asset is necessary. If the qualitative assessment reveals that it’s more likely than not that the asset is impaired, a calculation of the asset’s fair value is required. Otherwise, no quantitative calculation is necessary. The amendments is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

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

For public entities, the amendments that are subject to the transition guidance is effective for fiscal periods beginning after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In October, 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (“ASU 2012-06”). This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments require an organization to:

a.	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b.	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

Note 4 –Goodwill and Other Intangible Assets

Goodwill is the amount the Company paid to acquire 100% of the equity interests of Makou and 58.5284% of the equity interests of XTJH in excess of the fair value of Makou and XTJH’s identifiable assets and liabilities, respectively. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the year ended December 31, 2012.

Other intangible assets include primarily the technical license related to liquefied natural gas business, which consisted of the following:

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

	December 31, 2012	December 31, 2011
Operating rights	$5,339,474	$5,221,635
Technical license (LNG)	10,072,170	10,527,223
Land use rights	5,971,006	3,147,108
Other	18,274	14,278
Total	$21,400,924	$18,910,244

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely. The operating rights will not be amortized until their useful life is deemed to be no longer indefinite.

The technical license (LNG) is being amortized over its estimated useful life of 20 years. Amortization expense for the years ended December 31, 2012 and 2011 was $541,659 and $220,000, respectively. Accumulated amortization at December 31, 2012 was $767,834.

The land use rights are being amortized over their estimated useful life of 30 years. For the years ended December 31, 2012 and 2011, amortization expense amounted to $162,369 and $116,701, respectively. As of December 31, 2012, accumulated amortization was approximately $335,770.

Estimated amortization for the next five years and thereafter is as follows:

2013	$704,027
2014	704,027
2015	704,027
2016	693,309
2017	693,309
thereafter	9,565,137
$13,063,836

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31, 2012	December 31, 2011
Prepaid rent – natural gas stations	$501,599	$2,497,681
Prepayment for acquiring land use right	1,269,600	4,596,080
Advances on purchasing equipment and construction in progress	4,286,898	2,297,909
Refundable security deposits	957,045	592,913
Long term investment deposit	-	991,620
Total	$7,015,142	$10,976,203

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

Prepaid rent represents prepayments for leasing the land of our fueling stations. In China, land rental usually requires an advancement and then amortized into expense on a straight-line basis over the term of the land lease.

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

Long term investment deposit represents for the acquisition of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”) by Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”).

Note 6 –Senior Notes

The Company’s securities purchase agreement with Abax Lotus Ltd. (“Abax”) was amended on January 29, 2008 (as amended, the “Purchase Agreement”). On January 29, 2008, under the Purchase Agreement, the Company sold to Abax $20,000,000 in principal amount of its 5.0% Guaranteed Senior Notes due January 30, 2014 (the “Senior Notes”) and warrants to purchase 1,450,000 shares of its common stock (the “Abax Warrants”) and, on March 3, 2008, the Company issued to Abax an additional $20,000,000 in principal amount of Senior Notes.

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

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

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

The repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from January 29, 2012 to July 30, 2012 was due on July 30, 2012. And the repayment of 16.6666% of the principal of the notes payable plus accrued interest of the period from July 31, 2012 to January 30, 2013 was due on January 30, 2013. The company did not make these payments at the time they were due and the payments remain unpaid.

On September 5, 2012, the Company received another notice from the Holders that the Holders elected to exercise their right to accelerated payment of the Senior Notes as a result of the continued Default (the “Acceleration Notice”). The immediate acceleration of all amounts owing under the Senior Notes totals approximately RMB249,450,516.

Further, on September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. The Demand Notice stated that if the Company failed to meet the demand, the Holders intend to pursue all of its legal rights under the transaction documents, including, without limitation:

●	Requiring the Trustee to initiate suit in the courts of New York with respect to the Company’s failure to pay the entire amount due to the Holders under the Senior Notes;

●	Initiating involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

●	Initiating arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

●	Exercising its rights under the Warrant Agreement to require the redemption of all Warrants held by it at the Redemption Price (as defined therein); and

●	All other rights under the transaction documents relating to the Senior Notes in relation to the Default, which may include, foreclosing on the security interest in 65% of all outstanding equity interest of the Company’s wholly owned subsidiary, Shaanxi Xilan Natural Gas Equipment Co., Ltd., and all funds in the account where the proceeds from the Senior Notes were deposited.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

In addition to the demands disclosed above, the Holders have also asserted that by virtue of the Default the Company is obliged to redeem the Warrants and pay to the Holders $17.5 million.

The Company disputes the amount allegedly owed, and has been in negotiation with the Holders but has not able to come to a resolution with the Holders.

On September 11, 2012, the holders of a majority of the Senior Notes (the “Holders”) notified the Company on August 21, 2012 (the “Default Notice”) that the Company was in default of the Senior Notes for failure to make the interest payment due and a mandatory redemption of the Senior Notes on July 30, 2012 (the “Default”). In the notice, the Holders also demanded that the Company make all payments due as of July 30, 2012 under the Senior Notes to avoid acceleration of all payments under the Senior Notes and foreclosure of collaterals pledged to secure the Senior Notes.

On February 8, 2013, an Involuntary Petition for Bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York. The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. The Company intends to oppose the petition.

Senior notes consist of the following:

	December 31, 2012	December 31, 2011
Notes payable	$38,352,498	$41,053,100
Less discount	-	(5,590,267)
	38,352,498	35,462,833
Less current portion	(38,352,498)	(9,671,682)
	$-	$25,791,151

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. The Company amortized all outstanding amounts of debt issuance costs during the third quarter of 2012. For the years ended December 31, 2012 and 2011, the Company amortized $517,334 and $409,832 of the issuance costs in each of the periods, which were recorded as capitalized interest included in construction in progress.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

The Abax Warrants are presently exercisable and have an exercise price of $7.37 per share, although Abax has not exercised any of the Abax Warrants. The Company reclassified the Warrants to current liabilities as of December 31, 2012.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date of January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. The Company amortized all outstanding amounts of debt discount during the third quarter of 2012. For the years ended December 31, 2012 and 2011, the Company amortized $5,590,267 and $3,794,064 of the discounts, respectively, which were capitalized into construction in progress.

Note 7 –Bank Loan Payable

The Company’s bank loan payable as of December 31, 2012 consists of:

	December 31,
	2012	2011
A loan from Pudong Development Bank Xi’an Branch, due various dates from 2013 to 2014	$9,522,000	$14,166,000
Less current portion	(4,761,000)	(4,722,000)
	$4,761,000	$9,444,000

The loan is secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $9,976,931 as of December 31, 2012. Interest expense for the years ended December 31, 2012 and 2011 was $941,966 and $1,150,295, respectively (interest rate applied at December 31, 2012 was 6.90%). According to the loan agreement, the interest rate is fixed throughout each single year and will only be adjusted at the beginning of the next year, based on the base interest rate on the same category of loans for the same term published by the People’s Bank of China. XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. As a result of the People’s Bank of China lowering the interest rates both in June and July 2012, beginning January 1, 2013 the interest rate of these loans are 6.40%. According to an amendment to the loan agreement with the Bank, which was signed on October 2011, the Company is required to make repayments on the long term loan as follows:

Date	Repayment Percentage	Repayment Amount
October 5, 2011 (paid on October 10, 2011)	4.2%	$793,500
December 5, 2011 (paid on December 5, 2011)	20.8%	3,967,500
March 5, 2012 (paid on March 5, 2012)	4.2%	793,500
December 5, 2012 (paid on December 5, 2012)	20.8%	3,967,500
March 5, 2013 (paid on March 5, 2013)	8.3%	1,587,000
December 5, 2013	16.7%	3,174,000
March 5, 2014	8.3%	1,587,000
December 5, 2014	16.7%	3,174,000
	100.0%	$19,044,000

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

If the default of the Senior Notes is not resolved, the Company may be deemed to be in default on its fixed asset loan from Shanghai Pudong Development Bank (“SPDB”) as the Holders initiate involuntary bankruptcy proceedings with respect to the Company and the Company does not obtain prior written approval from SPDB. The default of the loan with SPDB may result in full or partial acceleration of the repayment of the loan.

Note 8 – Warrants

No warrants were granted, forfeited or exercised during the years ended December 31, 2012 and 2011, respectively.

The following is a summary of warrants outstanding and exercisable as of December 31, 2012 and 2011:

Warrants Outstanding and Exercisable as of December 31, 2012

Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	2.08
	1,450,000

Warrants Outstanding and Exercisable as of December 31, 2011
Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	0.82
$7.37	1,450,000	3.08
	1,833,654

Note 9 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations. The contribution was $608,962 and $676,166 for the years ended December 31, 2012 and 2011, respectively.

Note 10 – Stockholders' Equity

a) Statutory Reserve

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

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

As of December 31, 2012 and 2011, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $61,974,421 and $63,202,798, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of common stock of the Company authorized for issuance and the Company has granted 669,900 stock options as of December 31, 2012, of which 274,750 have been exercised and 176,700 have been cancelled and are available for reissuance. Thus, there are currently 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Compensation expense of $592,152 and $627,660 was recorded during the years ended December 31, 2012 and 2011, respectively, relating to options granted under the Plan.

As of December 31, 2012, $148,038 of estimated expense with respect to non-vested stock-based compensation has yet to be recognized and will be recognized in expense over the optionee’s remaining weighted average service period of approximately 0.25 year.

The following is a summary of the stock option activity:

	Options		Weighted Average	Aggregate Intrinsic
	Outstanding	Exercisable	Exercise Price	Value
Balance, December 31, 2010	359,300	2,750	$4.90	$219,173
Granted	31,900		4.90
Forfeited	(36,000)		-
Exercised	(136,750)		-
Balance, December 31, 2011	218,450	3,750	$4.90	$-
Granted	-	-
Forfeited	-
Exercised	-
Balance, December 31, 2012	218,450	111,100	4.9	-

The following is a summary of the status of stock options outstanding and exercisable as of December 31, 2012:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	2.25 years	$4.90	111,100	2.25 years

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

Note 11 – Earnings per Share

 The following is a calculation of basic and diluted earnings per common share for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011
Basic earnings per share

Net income	$11,200,514	$15,261,932

Weighted shares outstanding-Basic	21,458,654	21,418,389

Earnings per share-Basic	$0.52	$0.71

Diluted earnings per share

Net income	$11,200,514	$15,261,932

Weighted shares outstanding -Basic	21,458,654	21,418,389
Effect of diluted securities-Warrants	-	-
Effect of diluted securities-Options	-	-
Weighted shares outstanding-Diluted	21,458,654	21,418,389

Earnings per share-Diluted	$0.52	$0.71

The Company had outstanding warrants of 1,450,000 as of December 31, 2012. For the years ended December 31, 2012, all 1,450,000 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods. The Company had outstanding warrants of 1,833,654 as of December 31, 2011. For the years ended December 31, 2011, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods.

The Company had 218,450 outstanding employee stock options as of December 31, 2012 and 2011. For the years ended December 31, 2012 and 2011, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during these periods.

Note 12 – Related Party Transactions

a)	Other payable - related party

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

On February 24, 2011, the Company borrowed $793,500 from the JV for working capital purposes. This payable is due on demand with no interest rate, and is offset to $0 on February 27, 2013, as we transferred our investment in JV to Shaanxi Jinyuan investment Co., Ltd.

As of December 31, 2012, the Company borrowed a total of $822,929 from Mr. Rongxiu Xiang, a manager and shareholder of XTJH, for working capital purposes. This payable is due on demand with no interest rate.

b)	Borrowings from related party

As of December 31, 2012, the Company borrowed a total of $2,679,945 from Mr. Hao Qu, a former employee of XXNGC and a shareholder of the Company, for working capital purposes. The loans were originally due in one year and required interest of 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest was required to be paid on specified due dates beginning on February 16, 2012 through October 31, 2012. On May 17, 2012, May 18, 2012, November 1, 2012, February 16, 2013 and March 28, 2013 the Company entered into agreements with Mr. Qu, pursuant to which certain borrowings would be due in 2013 and 2014, rather than in 2012, and would bear a higher rate of interest. The Company has not repaid any principal of the borrowings to date.

Borrowings from Mr. Qu at December 31, 2012, consist of the following:

Short-term maturing on
February 15, 2013, at 6.2250% (extended to February 15, 2014)	$900,000
March 27, 2013, at 6.2250% (extended to March 27, 2014)	$420,000
May 16, 2013, at 6.2250%	$699,975
May 17, 2013, at 6.2250%	$299,970
October 31, 2013, at 6.2250%	$360,000
$2,679,945

Borrowings from Mr. Qu at December 31, 2011, consist of the following:

Short-term at 4.4075% maturing on
May 16, 2012	$699,975
May 17, 2012	299,970
October 31, 2012	360,000
$1,359,945

Long-term at 6.225% maturing on
February 15, 2013	$900,000
March 27, 2013	420,000
$1,320,000

Note 13 –Concentrations

Concentration of natural gas vendors:

	For the years ended December 31,
	2012	2011
Numbers of natural gas vendors	4	2
Percentage of total natural gas purchases	81%	69%

As of December 31, 2012 and 2011, the Company had $407,717 and $450,553, respectively, prepayment to its major suppliers.

The Company maintained long-term natural gas purchase agreements with one of its vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”) as of December 31, 2012. Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

Note 14 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into five office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in New York, New York, USA. The minimum future payments for leasing land use rights and offices at December 31, 2012 are follows:

Year ending December 31, 2013	1,826,683
Year ending December 31, 2014	2,371,371
Year ending December 31, 2015	1,990,272
Year ending December 31, 2016	1,962,220
Year ending December 31, 2017	2,194,425
Thereafter	29,790,042
Total	$40,135,013

For the years ended December 31, 2012 and 2011, the land use right and office lease expenses were $2,287,613 and $2,013,039, respectively.

Property and Equipment Purchase Commitments

As of December 31, 2012, the Company has purchase commitments totaling $9,156,055 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

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
AS OF DECEMBER 31, 2012 and 2011
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

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

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

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

Legal Proceedings

Other than described below, there have been no material developments in the legal proceedings in which we were involved during the year ended December 30, 2012. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

a)

On May 14, 2012, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against Qinan Ji and the Company, captioned Securities and Exchange Commission v. China Natural Gas, Inc. and Qinan Ji (12 CV 3824) (the “SEC Action”). The SEC Action alleged that the Company violated Section 17(a)(2) of the Securities Act of 1933 (“Securities Act”), and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”) (as well as certain rules promulgated under such sections), and that Mr. Ji violated Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and 14(a) of the Exchange Act (as well as certain rules promulgated under such sections), Section 304 of the Sarbanes Oxley Act of 2002 and aiding and abetting certain of the Company’s alleged violations.

The SEC Action further alleged among other things that, in January 2010, the Company made two-short term loans totaling $14.3 million ($9.9 million to Taoxiang Wang and $4.4 million to a real estate company called Shaanxi Juntai Housing Purchase Co. Ltd. (“Juntai”)) and disclosed them in its periodic reports as loans made to unrelated third parties. The SEC Action alleged that the true and undisclosed purpose of the loans was to benefit a company called Xi’an Demaoxing Real Estate Co., Ltd. (“Demaoxing”), and that Demaoxing was 90% owned by Mr. Ji’s son and 10% owned by Mr. Ji’s nephew. The SEC Action further alleged that Taoxiang Wang was a sham borrower selected to conceal Demaoxing’s receipt of the loan proceeds and that Juntai was Demaoxing’s business partner and borrowed the money to undertake a joint real estate project with Demaoxing.

As of the date hereof, the Company and the staff of the SEC have agreed in principle to a settlement of the SEC Action. Pursuant to such agreement in principle, without admitting or denying any allegations against it, the Company would offer to consent to the entry of a court order that: (a) permanently restrains and enjoins the Company from future violations of Section 17(a)(2) of the Securities Act and Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder; and (b) orders the Company to pay an aggregate civil penalty in the amount of $815,000 pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act.

b)

On May 22, 2012, Kousa, Mallano and Steinmetz, shareholders in the Company (“Delaware Plaintiffs”), filed a Shareholder Class Action and Derivative Complaint (“Delaware Complaint”) against the Company and certain members of the Company’s Board (“Delaware Director Defendants”) in the Court of Chancery of the State of Delaware. The Delaware Complaint alleges a direct class action claim for breach of fiduciary duty against the Delaware Director Defendants, a derivative claim for breach of fiduciary duty against the Delaware Director Defendants, and a separate derivative claim for breach of fiduciary duty against Ji. The Delaware Complaint alleges that the Delaware Director Defendants breached their fiduciary duties to the Company and its shareholders by preserving Ji’s control over the Company despite his alleged wrongdoing and the threatened delisting of the Company’s shares by NASDAQ, thereby causing the Company’s shares to be delisted. The Delaware Complaint separately alleges that Ji engaged in self-dealing and other conduct that breached his fiduciary duties to the Company and its shareholders. The Delaware Complaint seeks certification of a class action, authorization to proceed as a derivative action, and unspecified money damages, including attorneys’ fees and costs. The claims are directed against the individual defendants and not against the Company.

On July 30, 2012, Ji filed a motion to dismiss the Delaware Complaint. On August 14, 2012, the Company and the remaining Delaware Director Defendants filed a motion to stay or dismiss the Delaware Complaint. The parties agreed, with the approval of the Court, to bifurcate briefing on the motion to stay and the motions to dismiss. On October 16, 2012, after briefing and oral argument, the Chancery Court stayed the separate derivative claim against Ji pending the outcome of the SEC investigation and Federal Securities Action, but denied the motion to stay as to the other counts in the Delaware Complaint against the Delaware Director Defendants and directed the parties to proceed with briefing on the motions to dismiss without prejudice to the Plaintiffs’ right to amend the Delaware Complaint. The Court also stayed all discovery pending the outcome of the motions to dismiss. On November 2, 2012, the Court approved a stipulation among the parties providing that the Plaintiffs would file an amended complaint no later than 30 days after the proposed settlement of the SEC Action is approved by the U.S. District Court, setting the time within which the defendants must answer or move in response to the amended complaint and a briefing schedule in the event that they file a motion, and vacating that portion of the Court’s order directing the defendants to proceed with briefing on the motions to dismiss the Delaware Complaint.

As a result of the October 16, 2012 Order and the November 2, 2012 Stipulation and Order, the case is effectively stayed pending the filing of an amended complaint by the Plaintiffs. As of the date of this letter, the Plaintiffs have yet to file an amended complaint.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

c)

On February 8, 2013, an Involuntary Petition for bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against the Company by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York. The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008.

As previously disclosed in the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on December 31, 2007 and January 29, 2008, the Company entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”) on December 30, 2007 which was amended on January 29, 2008 (the “SPA”). Pursuant to the SPA, the Company issued to the Investor 5% Guaranteed Senior Notes due 2014 (the “Senior Notes”) in aggregate principal amount of RMB 145,000,000 (approximately US$20,000,000) on January 29, 2008. Also, as previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on March 12, 2008, also pursuant to the SPA, the Investor exercised its option to purchase an additional RMB145,000,000 in aggregate principal amount of Senior Notes. The Senior Notes were issued in connection with the Indenture dated as of January 29, 2008 (the “Indenture”). The aggregate principal amount of the Senior Notes at issuance was RMB290,000,000 (approximately US$40,000,000). In addition, the Company agreed to issue to the Investor seven-year warrants (the “Warrants”) exercisable for up to 2,900,000 shares of the Company’s common stock at an initial exercise price equal to $7.3652 per share (subject to adjustment) pursuant to the Warrant Agreement dated January 29, 2008 (the “Warrant Agreement”) by and among the Warrant Agent and Warrant Registrar as a holder of the Warrants (as defined therein).

Also as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2012, the holders of a majority of the Senior Notes (the “Holders”) notified the Company on August 21, 2012 (the “Default Notice”) that the Company was in default of the Senior Notes for failure to make the interest payment due and a mandatory redemption of the Senior Notes on July 30, 2012 (the “Default”). In the notice, the Holders also demanded that the Company make all payments due as of July 30, 2012 under the Senior Notes to avoid acceleration of all payments under the Senior Notes and foreclosure of collaterals pledged to secure the Senior Notes.

On September 5, 2012, the Company received another notice from the Holders that the Holders elected to exercise their right to accelerated payment of the Senior Notes as a result of the continued Default (the “Acceleration Notice”). The immediate acceleration of all amounts owing under the Senior Notes totals approximately RMB249,450,516.

Further, on September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. The Demand Notice stated that if the Company failed to meet the demand, the Holders intend to pursue all of its legal rights under the transaction documents, including, without limitation:

●	Requiring the Trustee to initiate suit in the courts of New York with respect to the Company’s failure to pay the entire amount due to the Holders under the Senior Notes;

●	Initiating involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

●	Initiating arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

●	Exercising its rights under the Warrant Agreement to require the redemption of all Warrants held by it at the Redemption Price (as defined therein); and

●	All other rights under the transaction documents relating to the Senior Notes in relation to the Default, which may include, foreclosing on the security interest in 65% of all outstanding equity interest of the Company’s wholly owned subsidiary, Shaanxi Xilan Natural Gas Equipment Co., Ltd., and all funds in the account where the proceeds from the Senior Notes were deposited.

In addition to the demands disclosed above, the Holders have also asserted that by virtue of the Default the Company is obliged to redeem the Warrants and pay to the Holders $17.5 million.

The Company disputes the amount allegedly owed, and has been in negotiation with the Holders but has not able to come to a resolution with the Holders. As disclosed above, on February 8, 2013, the Holders initiated involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code. The Company intends to oppose the petition.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
(Stated in US Dollars)

d)	Vandevelde v. China Natural Gas, Inc., et al. (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its current and former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s current and former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint. On February 26, 2013, the Company notified the Court that certain of the Company’s creditors had filed an involuntary petition for bankruptcy and that, under the U.S. Bankruptcy Code, the filing of that petition operates as an 0ptmatic stay of the suit. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

In addition, the Company is involved in disputes and legal actions from time to time in the ordinary course of our business. The Company does not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our operations.

