Form 10-Q
period 2013-03-31
China Natural Gas, Inc.
filed 2013-05-15
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 00134373

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2013 was 21,458,654.

CHINA NATURAL GAS, INC.

AND SUBSIDIARIES

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	Note	March 31, 2013	(Audited) December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3(f)	$10,700,924	$10,857,456
Accounts receivable, net	3(g)	3,289,300	2,148,379
Other receivables, net		969,170	458,605
Employee advances	3(h)	325,505	399,031
Inventories	3(i)	3,041,500	2,473,933
Advances to suppliers		8,449,792	4,869,606
Prepaid expense and other current assets		2,724,481	3,541,431
Total current assets		29,500,672	24,748,441

Investment in unconsolidated joint ventures	3(j)	-	1,587,000
Property and equipment, net	3(k)	177,582,135	179,515,563
Construction in progress	3(l)	57,149,739	53,393,933
Goodwill	3(m), 4	844,569	839,806
Other intangible assets	4	21,094,232	21,400,924
Prepaid expenses and other assets	5	7,367,886	7,015,142
TOTAL ASSETS		$293,539,233	$288,500,809

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior notes- current maturities	6	$38,569,998	$38,352,498
Current portion of bank loan payable	7	4,788,000	4,761,000
Redeemable liabilities - warrants		17,500,000	17,500,000
Accounts payable and accrued liabilities		6,752,805	6,756,278
Other payable - related party		827,596	1,616,429
Short-term borrowing - related party		2,679,945	2,679,945
Unearned revenue		4,590,622	3,663,570
Accrued interest		2,392,773	1,936,584
Taxes payable		1,887,751	2,232,546
Total current liabilities		79,989,490	79,498,850

LONG-TERM LIABILITIES:
Bank loan payable, net of current portion	7	3,192,000	4,761,000

Total liabilities		$83,181,490	$84,259,850

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued and outstanding		$-	$-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 issued and outstanding at March 31, 2013 and December 31, 2012, respectively		2,145	2,145
Additional paid-in capital		83,649,675	83,501,637
Accumulated other comprehensive income		22,579,356	21,276,931
Statutory reserves	10	12,368,349	11,818,087
Retained earnings		91,499,821	87,410,615
Noncontrolling interests		258,397	231,544
Total stockholders' equity		210,357,743	204,240,959
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$293,539,233	$288,500,809

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS PERI ODS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

	Three Months Ended March 31,
	2013	2012

Revenue
Natural gas	$32,180,068	$29,399,687
Gasoline	474,999	825,895
Installation and other	2,844,263	2,051,736
	35,499,330	32,277,318

Cost of revenue
Natural gas	20,953,430	19,274,859
Gasoline	420,661	788,144
Installation and other	1,196,648	852,245
	22,570,739	20,915,248

Gross profit	12,928,591	11,362,070

Operating expenses
Selling	5,553,854	4,950,800
General and administrative	1,531,990	2,711,646
	7,085,844	7,662,446

Income from operations	5,842,747	3,699,624

Non-operating income (expense):
Interest income	9,723	10,746
Interest expense	(189,379)	(432,037)
Loss on disposal of fixed assets	(57,045)	-
Loss on sales of long term investment	(79,650)	-
Other income (expense), net	26,199	(33,093)
Change in fair value of warrants	-	(83)
Foreign currency exchange loss	(813)	(505,940)
	(290,965)	(960,407)

Income before income tax	5,551,782	2,739,217

Provision for income tax	885,461	791,471

Net income	4,666,321	1,947,746
Less: Income/(loss) attributable to noncontrolling interests	26,853	(228,059)
Net income attributable to China Natural Gas, Inc.	4,639,468	2,175,805

Other comprehensive income
Foreign currency translation gain	1,302,425	1,758,800
Comprehensive income	$5,941,893	$3,934,605

Weighted average shares outstanding
Basic	21,458,654	21,458,654
Diluted	21,458,654	21,458,654

Earnings per share
Basic	$0.22	$0.10
Diluted	$0.22	$0.10

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

			Additional	Accumulative Other		Retained Earnings		Total
	Common Stock		Paid-in	Comprehensive	Non-controlling	Statutory		Stockholders'
	Shares	Amount	Capital	Income	Interest	Reserve	Unrestricted	Equity
Balance at 1/1/2012	21,458,654	$2,145	$82,909,485	$19,817,493	$-	$10,124,710	$77,903,478	$190,757,311
Stock based compensation	-	-	592,152	-	-	-	-	592,152
Purchases of a Noncontrolling interest equity	-	-	-	-	394,789	-	-	394,789
Cumulative translation adjustment	-	-	-	1,459,438	-	-	-	1,459,438
Net income	-	-	-	-	(163,245)	-	11,200,514	11,037,269
Appropriation of retain earnings	-	-	-	-	-	1,693,377	(1,693,377)	-
Balance at 12/31/2012	21,458,654	$2,145	$83,501,637	$21,276,931	$231,544	$11,818,087	$87,410,615	$204,240,959

Balance at 1/1/2013	21,458,654	$2,145	$83,501,637	$21,276,931	$231,544	$11,818,087	$87,410,615	$204,240,959
Stock based compensation	-	-	148,038	-	-	-	-	148,038
Purchases of a Noncontrolling interest equity	-	-	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	1,302,425	-	-	-	1,302,425
Net income	-	-	-	-	26,853	-	4,639,468	4,666,321
Appropriation of retain earnings	-	-	-	-	-	550,262	(550,262)	-
Balance at 3/31/2013	21,458,654	$2,145	$83,649,675	$22,579,356	$258,397	$12,368,349	$91,499,821	$210,357,743

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	4,666,321	1,947,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,453,703	3,411,668
Provision for (recovery of) doubtful accounts	66,400	284,740
Loss (Gain) on disposal of equipment	57,045	-
Loss (Gain) on sales of long term investment	79,650	-
Stock-based compensation	148,038	148,038
Change in fair value of warrants	-	83
Change in assets and liabilities:
Accounts receivable	(1,193,016)	1,272,022
Other receivables	(931,273)	(1,196,797)
Employee advances	75,568	(88,962)
Inventories	(552,497)	124,084
Advances to suppliers	(3,545,892)	(2,961,113)
Prepaid expense and other current assets	874,291	3,195,216
Accounts payable and accrued liabilities	763,439	997,587
Unearned revenue	904,572	1,359,757
Accrued interest	456,189	(484,705)
Taxes payable	(356,785)	(588,625)
Net cash provided by operating activities	4,965,753	7,420,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of property and equipment	(76,831)	(3,192,954)
Proceeds from sales of property and equipment	7,133	-
Proceeds from sales of long term investment	716,850	-
Additions to construction in progress	(3,353,310)	(4,744,279)
Prepayment on long-term assets	(89,747)	4,962,691
Payment for acquisition of business	-	(657,421)
Payment for intangible assets	-	(1,506,029)
Net cash used in investing activities	(2,795,905)	(5,137,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowing and other payable, related parties	(796,500)	-
Repayment of long -term debt	(1,593,000)	(794,000)
Repayment of senior notes	-	(3,333,334)
Increase in restricted cash	-	(794,000)
Net cash (used in) provided by financing activities	(2,389,500)	(4,921,334)

Effect of exchange rate changes on cash and cash equivalents	63,120	23,216

NET (DECREASE) INCREASEIN CASH & CASH EQUIVALENTS	(156,532)	(2,615,371)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,857,456	9,622,883
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,700,924	$7,007,512
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$149,857	$1,194,334
Income taxes paid	$1,076,702	$1,143,667

Non-cash transactions for investing and financing activities:
Construction material transferred to construction in progress	$-	$67,185
Construction in progress transferred to property and equipment	$526	$15,506,551
Other assets transferred to construction in progress	93,729	671,615
Capitalized interest - amortization of discount of notes payable and issuance costs	$-	$1,016,672

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2013 and December 31, 2012

(Stated in US Dollars)

 Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the consolidated statements of income and comprehensive income for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE. Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“XXABC”) , Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”) and Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”).

Note 2 – Going Concern Uncertainties

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2013, the Company had working capital deficit of current liabilities exceeding current assets by $50,488,818 due to the default of its senior notes payable. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) obtainment of new short-term bank loans to finance our working capital, and long-term loans to fund our capital expenditure projects. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

(a.)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.

(b.)	Use of Estimates

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

(c.)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and its 100% VIE, XXNGC, and XXNGC’s subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

(d.)	Consolidation of Variable Interest Entity

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

(e.)	Foreign Currency Translation

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

The balance sheet amounts, with the exception of equity, were translated at the March 31, 2013 exchange rate of RMB 6.27 to $1.00 as compared to RMB 6.30 to $1.00 at December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2013 and 2012 were RMB 6.28 and RMB 6.30 to $1.00, respectively.

(f.)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of March 31, 2013 and December 31, 2012, the Company had total deposits of $10,305,043 and $10,481,343, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses to date as a result of this policy.

(g.)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are allowed for when management has determined that the likelihood of collection is not probable. Uncollectible receivables are written off against the allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $75,918 and $9,340 as of March 31, 2013 and December 31, 2012, respectively.

(h.)	Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units. As of March 31, 2013 and December 31, 2012, the Company had employee advances in the amount of $325,505 and $399,031, respectively.

(i.)	Inventories

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

The following are the details of the inventories:

	March 31, 2013	December 31, 2012
Materials and supplies	$2,144,521	$2,108,837
Liquefied natural gas	717,149	113,203
Gasoline	179,830	251,893
	$3,041,500	$2,473,933

(j.)	Investments in Unconsolidated Joint Ventures

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

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,587,000 at December 31, 2012. On February 19, 2013, the JV held a shareholder meeting, decided that we transferred our investment in JV to Shaanxi Jinyuan Investment Co., Ltd for a sale price of $1,513,350 (RMB 9.5 million). The transfer was completed on February 27, 2013, which incurred a loss of $79,650 (RMB 0.5 million).

The financial position of the JV is summarized below:

December 31, 2012
Current assets	$3,238,776
Noncurrent assets	-
Total assets	3,238,776
Current liabilities	-
Noncurrent liabilities	-
Equity	3,238,776
Total liabilities and equity	$3,238,776

(k.)	Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	March 31, 2013	December 31, 2012
Office equipment	$953,370	$936,749
Operating equipment	177,403,601	176,463,908
Vehicles	4,252,234	4,228,255
Buildings and improvements	38,875,527	38,557,910
Total property and equipment	221,484,732	220,186,822
Less accumulated depreciation	(43,902,597)	(40,671,259)
Property and equipment, net	$177,582,135	$179,515,563

Depreciation expense for the three months ended March 31, 2013 and 2012 was $3,254,774 and $3,189,699, respectively.

(l.)	Construction in Progress

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

As of March 31, 2013 and December 31, 2012, the Company had construction in progress in the amount of $57,149,739 and $53,393,933, respectively. Interest cost capitalized into construction in progress for the three months ended March 31, 2013 and 2012 amounted to $416,667 and $1,451,394, respectively.

Construction in progress at March 31, 2013 and December 31, 2012 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of March 31, 2013, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 14 – Commitments and Contingencies to the consolidated financial statements.

Project Description	Location	March 31, 2013		Commencement date	Expected completion date		Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$8,657,502	(1)	December 2006	March 2014	(2)	$90,000	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	15,632,609	(4)	December 2006	December 2015		191,800,000	(5)
Fangzhi District	Fangzhi District, Xi’an, PRC	11,596,909		October 2010	December 2013		1,500,000
Sa Pu Mother Station	Henan Province, PRC	1,413,587		July 2008	June 2015		6,060,000
International Port(6)	International Port District, Xi’an, PRC	9,969,733		May 2009	December 2020		297,000,000
LNG fueling stations	Shaanxi & Henan Province, PRC	1,682,746		Various	Various		11,080,000
Other Construction in Progress Costs	PRC	8,196,653		Various	Various		1,100,000
		$57,149,739					$508,630,000

Project Description	Location	December 31, 2012		Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$8,424,350		December 2006	March 2014	$94,000
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	14,660,048	(4)	December 2006	December 2015	192,800,000	(5)
Fangzhi District	Fangzhi District, Xi’an, PRC	8,904,054		October 2010	December 2013	4,120,000
Sa Pu Mother Station	Henan Province, PRC	1,376,421		July 2008	June 2013	6,100,000
International Port(6)	International Port District, Xi’an, PRC	9,835,400		May 2009	December 2020	295,300,000
LNG fueling stations	Shaanxi & Henan Province, PRC	1,646,358		Various	Various	11,050,000
Other Construction in Progress Costs	PRC	8,547,302		Various	Various	1,200,000
		$53,393,933				$510,664,000

(1)	Includes $5,712,106 of construction cost and $2,945,396 of capitalized interest for Phase I of the LNG Project.

(2)	The Company completed most of the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipments imported by the Company and the increased international shipment time for ordered equipments. As certain facilities, including the staff dormitory building are still under construction due to shortage of funds, the project hasn’t been completely transferred from construction in progress to property and equipment, though a substantial amount of construction in progress has been transferred to property and equipment.

(3)	Includes costs the Company expected to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.7 million for the construction of Phase I of the LNG project exceeded the amount originally anticipated by the Company. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which the Company believes resulted from the energy resource exploration activities in nearby areas.

(4)	Includes $9,904,941 of construction cost and $5,727,668 of capitalized interest for Phases II and III of the LNG project.

(5)	This amount reflects the estimated costs of Phases II and III of the LNG project from March 31, 2013 to December 31, 2015, including an estimated $178 million of construction costs and $14 million of capitalized interest. Such costs should be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)	Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $297,000,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $9,969,733 invested as of March 31, 2013 or sell the construction-in-progress assets to third parties.

(m.)	Goodwill

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

(n.)	Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, no impairment indicators were noted at March 31, 2013.

(o.)	Fair Value of Financial Instruments

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Carrying Value at	Fair Value Measurement at
	March 31,	March 31, 2013
	2013	Level 1	Level 2	Level 3
Redeemable liability – warrants	$17,500,000	$-	$17,500,000	$-
Total liability measured at fair value	$17,500,000	$-	$17,500,000	$-

	Carrying Value at	Fair Value Measurement at
	December 31,	December 31, 2012
	2012	Level 1	Level 2	Level 3
Redeemable liability – warrants	$17,500,000	$-	$17,500,000	$-
Total liability measured at fair value	$17,500,000	$-	$17,500,000	$-

Other than the assets and liabilities set forth in the table above, the Company did not identify any other assets or liabilities that are required to be accounted for at fair value on the balance sheet. The carrying value of long-term debt with variable interest rate approximates its fair value based on market rates available to the Company with similar terms (See Notes 6 and 7).

The following is a reconciliation of the beginning and ending balance of warrants liability measured at fair value on a recurring basis as of December 31, 2012:

Fair Value Measurement at
December 31, 2012
Beginning balance	$4
Change in fair value	(4)
Ending balance	$-

The warrants expired at October 26, 2012. The Company recognized a gain of $4 for the years ended December 31, 2012, to reflect the change in fair value of the warrants.

(p.)	Revenue Recognition

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

(q.)	Stock-Based Compensations

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

(r.)	Income Taxes

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at March 31, 2013 and December 31, 2012, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2013 and 2012.

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

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC and JBLNG for the three months ended March 31, 2013 and 2012 amounted to approximately $563,206 and $422,336, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the three months ended March 31, 2013 and 2012, from $0.22 to $0.19 and $0.10 to $0.08, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended March 31, 2013. The estimated net operating loss carry-forwards for United States income tax purposes amounted to $13,146,644 as of March 31, 2013, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized through 2033. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2013 and December 31, 2012 for net deferred tax assets resulting from net operating loss carry forwards, stock based compensation and warrants liability. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

Valuation allowance	For the three months ended March 31, 2013	For the years ended December 31, 2012
Balance, beginning of period	$5,286,456	$4,222,489
Increase	205,441	1,063,967
Balance, end of period	$5,491,897	$5,286,456

Provision for income tax is as follow:

	For the three months ended March 31,
	2013	2012
Current	$885,461	$791,471
Deferred	-	-
	$885,461	$791,471

The following is a reconciliation of the provision for income tax at the PRC tax rate, to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

	For the three months ended March 31,
	2013	2012
Tax expense at statutory rate-US	35.0%	35.0%
Changes in valuation allowance-US	(35.0)%	(35.0)%
Foreign income tax rate-PRC	25.0%	25.0%
Effect of favorable tax rate	(9.1)%	(8.5)%
Other items (1)	-%	12.4%
Effective income tax rate	15.9%	28.9%

(1)	The 12.4% represents $1,365,452 in expenses incurred by the Company that are not deductible in the PRC for the three months ended 2012.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $78,063,152 as of March 31, 2013, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

(s.)	Franchise Tax

According to the laws of the State of Delaware, we are required to pay annual franchise tax to the state government based on the number of the authorized shares.

(t.)	Basic and Diluted Earnings Per Share

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

(u.)	Reclassification

Certain reclassifications have been made to the prior year financial statements to confirm with the current year presentation.

(v.)	Recent Accounting Pronouncements

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

In March 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting” (“ASU 2013-07”). The ASU requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation would be considered imminent when the likelihood is remote that the reporting entity would return from liquidation and either: (a) a plan for liquidation has been approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or the entity will return from liquidation, or (b) a plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation. If a plan for liquidation was specified in an entity's governing documents at its inception (for example, limited-life entities), then liquidation would be imminent only if the approved plan for liquidation differs from the plan specified at the entity’s inception. The amendments take effect for all entities reporting under U.S. GAAP, except investment companies that are regulated under the Investment Company Act of 1940. The standard is effective for annual reporting periods beginning after December 31, 2013, and interim reporting periods therein. Early adoption is permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

Note 4 –Goodwill and Other Intangible Assets

Goodwill is the amount the Company paid to acquire 100% of the equity interests of Makou and 58.5284% of the equity interests of XTJH in excess of the fair value of Makou and XTJH’s identifiable assets and liabilities, respectively. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the period ended March 31, 2013 and 2012.

Other intangible assets include primarily the technical license related to liquefied natural gas business, which consisted of the following:

	March 31, 2013	December 31, 2012
Operating rights	$5,365,155	$5,339,474
Technical license (LNG)	9,993,021	10,072,170
Land use rights	5,719,940	5,971,006
Other	16,116	18,274
Total	$21,094,232	$21,400,924

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely. The operating rights will not be amortized until their useful life is deemed to be no longer indefinite.

The technical license (LNG) is being amortized over its estimated useful life of 20 years. Amortization expense for the three months ended March 31, 2013 and 2012 was $136,012 and $135,585, respectively. Accumulated amortization at March 31, 2013 was $908,457.

The land use rights are being amortized over their estimated useful life of 30 years. For the three months ended March 31, 2013 and 2012, amortization expense amounted to $40,771 and $40,644, respectively. As of March 31, 2013, accumulated amortization was approximately $378,523.

Estimated amortization for the next five years and thereafter is as follows:

2013	$530,351
2014	707,135
2015	707,135
2016	696,369
2017	696,369
thereafter	9,607,354
$12,944,713

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	March 31, 2013	December 31, 2012
Prepaid rent – natural gas stations	$465,540	$501,599
Prepayment for acquiring land use right	1,276,800	1,269,600
Advances on purchasing equipment and construction in progress	4,239,748	4,286,898
Refundable security deposits	1,385,798	957,045
Total	$7,367,886	$7,015,142

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

Senior notes consist of the following:

	March 31, 2013	December 31, 2012
Notes payable	$38,569,998	$38,352,498
Less discount	-	-)
	38,569.998	38,352,498
Less current portion	(38,569.998)	(38,352,498)
	$-	$-

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. The Company amortized all outstanding amounts of debt issuance costs during the third quarter of 2012. For the three months ended March 31, 2012, the Company amortized $102,458 of the issuance costs, which was recorded as capitalized interest included in construction in progress.

The Abax Warrants are presently exercisable and have an exercise price of $7.37 per share, although Abax has not exercised any of the Abax Warrants. As a result of the default of the Senior Notes, the Holders elected to exercise their right to accelerated payment of the Senior Notes in September 2012. The Company had reclassified the derivative liability to current liabilities during the third quarter of 2012.

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date of January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. The Company amortized all outstanding amounts of debt discount during the third quarter of 2012. For the three months ended March 31, 2012, the Company amortized $914,214 of the discounts, which were capitalized into construction in progress. The Holders have asserted that by virtue of the Default the Company is obliged to redeem the Warrants and pay to the Holders $17.5 million. The Company disputes the amount allegedly owed, and has been in negotiation with the Holders but has not able to come to a resolution with the Holders.

Note 7 –Bank Loan Payable

The Company’s bank loan payable as of March 31, 2013consists of:

	March 31, 2013	December 31, 2012
A loan from Pudong Development Bank Xi’an Branch, due various dates from 2013 to 2014	$7,980,000	$9,522,000
Less current portion	(4,788,000)	(4,761,000)
	$3,192,000	$4,761,000

The loan is secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $9,691,400 as of March 31, 2013. Interest expense for the three months ended March 31, 2013 and 2012 was $149,857 (interest rate applied at March 31, 2013 was 6.40%) and $243,872(interest rate applied at March 31, 2012 was 6.90%), respectively. According to the loan agreement, the interest rate is fixed throughout each single year and will only be adjusted at the beginning of the next year, based on the base interest rate on the same category of loans for the same term published by the People’s Bank of China. XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. According to an amendment to the loan agreement with the Bank, which was signed on October 2011, the Company is required to make repayments on the long term loan as follows:

Date	Repayment Percentage	Repayment Amount
October 5, 2011 (paid on October 10, 2011)	4.2%	$798,000
December 5, 2011 (paid on December 5, 2011)	20.8%	3,990,000
March 5, 2012 (paid on March 5, 2012)	4.2%	798,000
December 5, 2012 (paid on December 5, 2012)	20.8%	3,990,000
March 5, 2013 (paid on March 5, 2013)	8.3%	1,596,000
December 5, 2013	16.7%	3,192,000
March 5, 2014	8.3%	1,596,000
December 5, 2014	16.7%	3,192,000
	100.0%	$19,152,000

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

Note 8 – Warrants

No warrants were granted, forfeited or exercised during the three months ended March 31, 2013 and 2012, respectively.

The following is a summary of warrants outstanding and exercisable as of March 31, 2013 and 2012:

Warrants Outstanding and Exercisable as of March 31, 2013

Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	1.83
	1,450,000

Warrants Outstanding and Exercisable as of March 31, 2012
Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	0.57
$7.37	1,450,000	2.83
	1,833,654

Note 9 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations. The contribution was $208,391 and $179,743 for the three months ended March 31, 2013 and 2012, respectively.

Note 10 – Stockholders' Equity

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

As of March 31, 2013 and December 31, 2012, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $61,424,159 and $61,974,421, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of common stock of the Company authorized for issuance and the Company has granted 669,900 stock options as of March 31, 2013, of which 274,750 have been exercised and 176,700 have been cancelled and are available for reissuance. Thus, there are currently 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Compensation expense of $148,038 was recorded during the three months ended March 31, 2013 and 2012, respectively, relating to options granted under the Plan.

As of March 31, 2013, all the compensation expense had been recognized.

The following is a summary of the status of stock options outstanding and exercisable as of March 31, 2013:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	2 years	$4.90	218,450	2 years

Note 11 – Earnings per Share

 The following is a calculation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Basic earnings per share

Net income	$4,639,468	$2,175,805

Weighted shares outstanding-Basic	21,458,654	21,458,654

Earnings per share-Basic	$0.22	$0.10

Diluted earnings per share

Net income	$4,639,468	$2,175,805

Weighted shares outstanding -Basic	21,458,654	21,458,654
Effect of diluted securities-Warrants	-	-
Effect of diluted securities-Options	-	-
Weighted shares outstanding-Diluted	21,458,654	21,458,654

Earnings per share-Diluted	$0.22	$0.10

The Company had outstanding warrants of 1,450,000 as of March 31, 2013. For the three months ended March 31, 2013, all 1,450,000 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods. The Company had outstanding warrants of 1,833,654 as of March 31, 2012. For the three months ended March 31, 2012, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods.

The Company had 218,450 outstanding employee stock options as of March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during these periods.

Note 12 – Related Party Transactions

a)	Other payable - related party

On February 24, 2011, the Company borrowed $793,500 from the JV for working capital purposes. This payable is due on demand with no interest rate, and is offset to $0 on February 27, 2013, as we transferred our investment in JV to Shaanxi Jinyuan investment Co., Ltd.

As of March 31, 2013, the Company borrowed a total of $827,596 from Ms. Rongxiu Xiang, a manager and shareholder of XTJH, for working capital purposes. This payable is due on demand with no interest rate.

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

Borrowings from Mr. Qu at March 31, 2013, consist of the following:

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
$2,679,945

Note 13 –Concentrations

Concentration of natural gas vendors:

	For the three months ended March 31,
	2013	2012
Numbers of natural gas vendors	4	3
Percentage of total natural gas purchases	72%	79%

As of March 31, 2013 and December 31, 2012, the Company had $908,767 and $407,717, respectively, prepayment to its major suppliers.

The Company maintained long-term natural gas purchase agreements with one of its vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”) as of March 31, 2013. Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

Note 14 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into four office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC, one office lease in Yidu, PRC and one office lease in New York, New York, USA. The minimum future payments for leasing land use rights and offices at March 31, 2013 are follows:

Year ending December 31, 2013	1,799,135
Year ending December 31, 2014	2,384,796
Year ending December 31, 2015	2,001,535
Year ending December 31, 2016	1,973,324
Year ending December 31, 2017	2,206,846
Thereafter	29,958,856
Total	$40,324,492

For the three months ended March 31, 2013 and 2012, the land use right and office lease expenses were $591,218 and $563,996, respectively.

Property and Equipment Purchase Commitments

As of March 31, 2013, the Company has purchase commitments totaling $6,720,416 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

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

Legal Proceedings

Other than described below, there have been no material developments in the legal proceedings in which we were involved during the three months ended March 31, 2013. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

b)	On May 22, 2012, Kousa, Mallano and Steinmetz, shareholders of the Company (“Delaware Plaintiffs”), filed a putative Shareholder Class Action and Derivative Complaint (“Delaware Complaint”) against the Company and certain members of the Company’s Board (“Delaware Director Defendants”) in the Court of Chancery of the State of Delaware. The Delaware Complaint alleges a direct class action claim for breach of fiduciary duty against the Delaware Director Defendants, a derivative claim for breach of fiduciary duty against the Delaware Director Defendants, and a separate derivative claim for breach of fiduciary duty against Ji. The Delaware Complaint alleges that the Delaware Director Defendants breached their fiduciary duties to the Company and its shareholders by preserving Ji’s control over the Company despite his alleged wrongdoing and the threatened delisting of the Company’s shares by NASDAQ, thereby causing the Company’s shares to be delisted. The Delaware Complaint separately alleges that Ji engaged in self-dealing and other conduct that breached his fiduciary duties to the Company and its shareholders. The Delaware Complaint seeks certification of a class action, authorization to proceed as a derivative action, and unspecified money damages, including attorneys’ fees and costs. The claims are directed against the individual defendants and not against the Company.

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

c)	As previously disclosed in the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on December 31, 2007 and January 29, 2008, the Company entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”) on December 30, 2007 which was amended on January 29, 2008 (the “SPA”). Pursuant to the SPA, the Company issued to the Investor 5% Guaranteed Senior Notes due 2014 (the “Senior Notes”) in aggregate principal amount of RMB 145,000,000 (approximately US$20,000,000) on January 29, 2008. Also, as previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on March 12, 2008, also pursuant to the SPA, the Investor exercised its option to purchase an additional RMB145,000,000 in aggregate principal amount of Senior Notes. The Senior Notes were issued in connection with the Indenture dated as of January 29, 2008 (the “Indenture”). The aggregate principal amount of the Senior Notes at issuance was RMB290,000,000 (approximately US$40,000,000). In addition, the Company agreed to issue to the Investor seven-year warrants (the “Warrants”) exercisable for up to 2,900,000 shares of the Company’s common stock at an initial exercise price equal to $7.3652 per share (subject to adjustment) pursuant to the Warrant Agreement dated January 29, 2008 (the “Warrant Agreement”) by and among the Warrant Agent and Warrant Registrar as a holder of the Warrants (as defined therein).

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

In addition to the demands disclosed above, the Holders have also asserted that by virtue of the Default the Company is obliged to redeem the Warrants and to pay to the Holders $17.5 million, and has taken action to redeem the Warrants. The Company disputes the amount allegedly owed.

As disclosed above, on February 8, 2013, the Holders initiated involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code. The Company intends to oppose the petition but there can be no assurance that the Company will be successful.

d)	Vandevelde v. China Natural Gas, Inc., et al. (Skeway v. China Natural Gas, Inc.) (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its current and former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s current and former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint. On April 1, 2013, the Company notified the Court that certain of the Company’s creditors had filed an involuntary petition for bankruptcy and that, under the U.S. Bankruptcy Code, the filing of that petition operates as an automatic stay of the suit. On April 12, 2013, the Court entered an order administratively closing the case and directing the parties to notify the Court when either the bankruptcy litigation had been resolved or one of the individual defendants was served, so that the Court could reopen the case or take other appropriate action. At the time the Court administratively closed the case, the Company’s motion to dismiss the second amended complaint was fully briefed but had not yet been decided by the Court. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

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

 Note 15– Subsequent Event

On April 4, 2013, we entered into an agreement with Xi’an Wannian Technology Co., Ltd. to relocate Miqin fueling station, because the original district will be demolished for urban redevelopment. We are entitled to receive compensation of $331,968 (RMB 2,080,000), and ceased operation of Miqin fueling station on April 20, 2013.

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

Overview

We are an integrated natural gas operator in the People’s Republic of China (referred to herein as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of March 31, 2013 our VIE owned and operated 31 CNG fueling stations, including 20 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the three months ended March 31, 2013, we sold 35,874,854 cubic meters of CNG through our fueling stations, compared to 36,385,620 cubic meters for the three months ended March 31, 2012. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into liquefied natural gas (“LNG”) business and generate significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011. As of March 31, 2013, we had begun construction of 11 LNG fueling stations in Shaanxi, Henan and Hubei Provinces. Our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, eight of which have begun operations as of March 31, 2013.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

•	continue to grow our LNG business through the ongoing construction of JBLNG and through the construction of LNG fueling stations in Shaanxi, Henan and Hubei Provinces;

•	capitalize on the opportunities arising from the busy shipping activities on the Yangtze River by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations along the course of the Yangtze River, as well as continued development of conversion technologies and operations to modify river vessels to run on a mixture of LNG and diesel; and

•	continue to expand our CNG business into Hubei Province by construction of new stations.

For additional information regarding these growth initiatives, please see “Recent Developments” below.

Current Operations

We currently operate five main business lines:

•	distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles. As of March 31, 2013, our VIE owned and operated 31 fueling stations in total;

•	installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 122,908 residential customers as of March 31, 2013;

•	production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from commercial production and sales of LNG started on July 16, 2011. We have eight semi-trailers in operation serving LNG powered vehicles as of March 31, 2013.

•	distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (two of our VIE-owned CNG fueling stations were selling gasoline as of March 31, 2013); and

•	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

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

We had total revenues of $35,499,330 and $32,277,318 for the three months ended March 31, 2013 and 2012, respectively. We had net income of $4,666,321 and $1,947,746 for the three months ended March 31, 2013 and 2012, respectively.

Recent Developments

LNG Business

As of March 31, 2013, we had invested $68.6 million in Phase I of the LNG project located in Jingbian Country, Shaanxi Province and expected to invest approximately an additional $0.1 million to satisfy installment payments to contractors. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Kunlun Energy Company Ltd. and Shanxi Guoyun Liquefied Natural Gas Ltd.. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

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

In addition, as of March 31, 2013, we had invested $50.4 million for the construction of phases II and III of Jingbian LNG plant. We estimate that a further aggregate investment of $191.8 million will need to be made through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant is December 2015.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station is in operation and developing the potential LNG market. As of March 31, 2013, 11 LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, eight of which have begun operations as of March 31, 2013.

We successfully completed the regular maintenance of our Jingbian LNG factory which spanned a period of 28 days. The factory resumed full operational on August 12, 2012.

Hubei Province and Yangtze River

As of March 31, 2013, we had made certain progress in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. We are currently going through necessary procedures to prepare for the building of these LNG stations.

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

As of March 31, 2013, we also engaged in developing market demand for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions, in October, 2011, we closed another CNG fueling station in Shaanxi Province because the district will be demolished for urban redevelopment, in March 2012, we acquired one CNG fueling station in Hubei Province, in April 2012, we closed one fueling station in Shaanxi Province due to the construction of main subway lines in Xi’an, in May 2012, we ceased operations of two fueling stations in Henan province due to adverse market conditions, we closed three fueling stations in September 2012, and one fueling station in October 2012 in Shaanxi Province due to the change of the Company's strategy to reduce the scale of our CNG fueling stations, and focus on establishing of LNG fueling stations. During the third quarter of 2012, we disposed all the buildings, equipment, and other fixed assets of five CNG fueling stations. As a result, as of March 31, 2013, XXNGC and its subsidiary operated 20 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and one CNG fueling station in Hubei Province. On April 4, 2013, we entered into an agreement with Xi’an Wannian Technology Co., Ltd. to relocate Miqin fueling station, because the original district will be demolished for urban redevelopment. We are entitled to receive compensation of $331,968 (RMB 2,080,000), and ceased operation of Miqin fueling station on April 20, 2013.

Four gasoline fueling stations were closed in November and December 2010, due to changes in market conditions in their respective local areas. During the first quarter of 2011, we reopened one of the previously closed gasoline fueling stations and during the second quarter of 2011, we closed another station. During the fourth quarter of 2011, we closed another two of our gasoline fueling stations due to changes in market situations. In March 2012, we acquired one station in Hubei Province. In December 2012, we closed one gasoline fueling stations due to changes in market situations. As of March 31, 2013, we operated two gasoline fueling stations.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful launch and development of our LNG business. On July 16, 2011, we completed most of the construction of Phase I of our LNG plant in Jingbian County, Shaanxi Province and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Revenues from the completed Phase I of the LNG plant have been realized during the third quarter of 2011. In addition, Phases II and III of the LNG plant are planned to be completed by December 2015, adding processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. As of March 31, 2013, 11 LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC signed a contract to buy 50 smart semi-trailers, eight of which have begun operations as of March 31, 2013.

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

Government policies encouraging the adoption of cleaner burning fuels. Our results of operations for the periods covered by this report have benefited from environmental regulations and programs in the PRC that promote the use of cleaner burning fuels, including natural gas, for vehicles. As an enterprise engaged in the natural gas industry, our VIE, XXNGC, benefits from a reduced income tax rate of 15% compared to the standard 25% enterprise income tax rate in the PRC. And one of XXNGC’s subsidiaries, JBLNG is subject to a reduced tax rate of 15% beginning on January 1, 2013. In addition, the PRC government has encouraged companies to invest in and build the necessary transportation, distribution and sales infrastructure for natural gas in various policy pronouncements, such as by officially including CNG/gasoline hybrid vehicles in the PRC’s “encouraged development” category. The government encourages conversion of private cars from gasoline-fueled to CNG-fueled in Xi’an city beginning in February 2013.These policies have benefitted our results of operations by encouraging the demand for our natural gas products and also by lowering our expenses. As we intend to continue to expand into the LNG business, and our LNG plant in Jingbian has commenced commercial production and sale, we anticipate that our results of operations will continue to be affected by government policies encouraging the adoption of cleaner burning fuels and the increased adoption of CNG and LNG technologies.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the three months ended March 31, 2013 and the estimated net operating loss carry-forwards for United States income tax purposes amounted to $13,146,644 as of March 31, 2013, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2033. Our management believes that the realization of the benefits arising from these net operating loss carry-forwards appears to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at March 31, 2013.

According to the laws of the State of Delaware, we are required to pay annual franchise tax to the state government based on the number of the authorized shares and the amount of total assets.  We paid $169,299 for annual franchise tax of 2011, and the outstanding annual franchise tax of 2012 is expected to be paid in September 2013.

The PRC

Our subsidiary, VIE and its subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western regions of the PRC such as Shaanxi Province, XXNGC and one of its subsidiaries, Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), are subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC and SJLNG, which are subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC), Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd. (referred to as Makou, a wholly owned subsidiary of HBXNGC) and Xiantao City Jinhua Gas and Oil Co., Ltd. (referred to as XTJH, a holding subsidiary of HBXNGC) are subject to the 25% PRC income tax rate. Our effective income tax rate for the three months ended March 31, 2013 and 2012 were approximately 15.9% and 28.9%, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	Three Months Ended March 31,		Increase (decrease) in dollar amount	Increase (decrease) in percentage
	2013	2012
Natural gas from fueling stations	$17,721,342	$17,887,852	$(166,510)	(0.9)%

Natural gas from pipelines	1,901,787	2,428,794	(527,007)	(21.7)%

Liquefied natural gas	12,556,939	9,083,041	3,473,898	38.2%

Gasoline	474,999	825,895	(350,896)	(42.5)%

Installation	2,397,833	1,615,808	782,025	48.4%

Automobile conversion	446,430	435,928	10,502	2.4%

Total	$35,499,330	$32,277,318	$3,222,012	10.0%

Overall. Total revenue for the three months ended March 31, 2013 increased to $35,499,330 from $32,277,318 for the three months ended March 31, 2012, an increase of $3,222,012 or 10.0%, due to the reasons discussed below. We sold 76,715,663 cubic meters of natural gas, including 41,817,652 cubic meters of CNG and 34,898,011 cubic meters (22,402.3 tons) of LNG, during the three months ended March 31, 2013, compared to 70,224,293 cubic meters of natural gas, including 44,179,296 cubic meters of CNG and 26,044,997 cubic meters (15,832.8 tons) of LNG during the three months ended March 31, 2012. For the three months ended March 31, 2013, 92.0% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 8.0% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations decreased by 0.9%, or $166,510, to $17,721,342 for the three months ended March 31, 2013, from $17,887,852 for the three months ended March 31, 2012, and contributed 49.9% of our total revenue for the three months ended March 31, 2013, which was the largest contributor to revenue among our major business lines. During the three months ended March 31, 2013, we sold 35,874,854 cubic meters of CNG, compared to 36,385,620 cubic meters during the three months ended March 31, 2012, through our fueling stations. The main reason for the decrease in sales was due to the closure of three fueling stations in the second quarter of 2012, three fueling stations in the third quarter of 2012 and one fueling station in the fourth quarter of 2012. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the three months ended March 31, 2013 and 2012, net of VAT. With respect to average sales revenue and volume per station, in the three months ended March 31, 2013, we sold approximately $571,656 or 1,157,253 cubic meters of CNG per station, respectively, compared to approximately $470,733 or 957,516 cubic meters, respectively, in the three months ended March 31, 2012.

Natural Gas from Pipelines. Natural gas revenue from our pipelines decreased by 21.7%, or $527,007, to $1,901,787 for the three months ended March 31, 2013, from $2,428,794 for the three months ended March 31, 2012, and contributed 5.4% of our total revenue for the three months ended March 31, 2013. As of March 31, 2013, we had 122,908 pipeline customers, an increase of 5,638 customers from 117,270 customers as of March 31, 2012. We sold 5,942,798 cubic meters of natural gas through our pipelines for the three months ended March 31, 2013, compared to 7,793,676 cubic meters for the three months ended March 31, 2012, a decrease of 23.7%, primarily due to the lost of a major commercial customer in Xi’an.

Liquefied Natural Gas. Revenue from LNG increased by 38.2%, or $3,473,898, to $12,556,939 for the three months ended March 31, 2013, from $9,083,041 for the three months ended March 31, 2012, and contributed 35.4% of our total revenues for the three months ended March 31, 2013. We sold 34,898,011 cubic meters (22,402.3 tons) of LNG for the three months ended March 31, 2013, compared to 26,044,997 cubic meters (15,832.8 tons) during the three months ended March 31, 2012, primarily due to the increased capacity of our LNG plant. The average unit selling price per cubic meter increased slightly by 2.7%, from $0.35 (RMB 2.20), net of VAT, in the three months ended March 31, 2012, to $0.36 (RMB 2.26), during the three months ended March 31, 2013.

Gasoline. Revenue from gasoline sales decreased by 42.5% or $350,896 to $474,999 for the three months ended March 31, 2013, from $825,895 for the three months ended March 31, 2012, and contributed 1.3% of our total revenue for the three months ended March 31, 2013. The decrease was primarily attributable to the sales volume decrease of 50.1% from 819,652 liters to 408,622 liters, because of the closure of one gasoline fueling stations during the fourth quarter of 2012 due to the low gross margin of gasoline. The average unit sales price of gasoline increased by 15.4%, from $1.01 (RMB 6.35) per liter, net of VAT, in the three months ended March 31, 2012 to $1.16 (RMB 7.30) per liter in the three months ended March 31, 2013, compensating for the significant decrease in sales volume to a certain degree.

Installation Services. Revenue from installation services increased by 48.4% or $782,025 to $2,397,833, for the three months ended March 31, 2013 from $1,615,808 for the three months ended March 31, 2012, and contributed 6.8% of our total revenue for the three months ended March 31, 2013. Revenue from our five largest customers accounted for 19.9%, 16.1%, 14.9%, 11.9% and 10.1%, respectively, of our total installation revenue for the three months ended March 31, 2013.

Automobile Conversion Services. Revenue from our automobile conversion division increased by 2.4% or $10,502 to $446,430 for the three months ended March 31, 2013, from $435,928 for the three months ended March 31, 2012, and contributed 1.3% of our total revenue for the three months ended March 31, 2013.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	Three Months Ended March 31,		Increase (decrease) in dollar amount	Increase (decrease) in percentage
	2013	2012
Natural gas from fueling stations	$9,737,956	$9,925,025	$(187,069)	(1.9)%

Natural gas from pipelines	1,435,539	1,854,027	(418,488)	(22.6)%

Liquefied natural gas	9,779,935	7,495,807	2,284,128	30.5%

Gasoline	420,661	788,144	(367,483)	(46.6)%

Installation	915,643	587,883	327,760	55.8%

Automobile conversion	281,005	264,362	16,643	6.3%

Total	$22,570,739	$20,915,248	$1,655,491	7.9%

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

Our cost of revenue for the three months ended March 31, 2013 was $22,570,739, an increase of $1,655,491 or 7.9% from $20,915,248 for the three months ended March 31, 2012, mainly attributable to the increase of costs of revenue of natural gas sold through our liquefied natural gas. As a comparison, our total revenues increased by 10.0% for the three months ended March 31, 2013 from the three months ended March 31, 2012.

Natural Gas from Fueling Stations. Cost of revenue of natural gas sold through our fueling stations decreased by 1.9%, or $187,069 to $9,737,956 for the three months ended March 31, 2013, from $9,925,025 for the three months ended March 31, 2012, mainly due to the decrease in sales volume. The average procurement costs per cubic meter of our natural gas for our fueling stations decreased slightly from $0.27 (RMB 1.71), net of VAT, for the three months ended March 31, 2012, to $0.27 (RMB 1.68), net of VAT, for the three months ended March 31, 2013. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the three months ended March 31, 2013.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines decreased by 22.6% or $418,488 to $1,435,539 for the three months ended March 31, 2013, from $1,854,027 for the three months ended March 31, 2012. The decrease was primarily due to the decrease in sales volume.

Liquefied Natural Gas. Cost of revenue from LNG was $9,779,935 for the three months ended March 31, 2013, an increase of $2,284,128 or 30.5% from $7,495,807 for the three months ended March 31, 2012, mainly due to the increase in sales volume. The average cost of revenue per cubic meter decreased from $0.29 (RMB 1.81), net of VAT, for the three months ended March 31, 2012 to $0.28 (RMB 1.76) during the three months ended March 31, 2013.

Gasoline. Cost of gasoline revenue decreased by 46.6% or $367,483 to $420,661 for the three months ended March 31, 2013, from $788,144 for the three months ended March 31, 2012. The decrease of cost of gasoline revenue was primarily due to the closure of one gasoline fueling stations during the fourth quarter of 2012. The average procurement cost per liter increased from $0.96 (RMB 6.06), net of VAT, for the three months ended March 31, 2012 to $1.03 (RMB 6.46), net of VAT, for the three months ended March 31, 2013.

Installation Services. Cost of revenue from our installation services increased by 55.8% or $327,760 to $915,643 for the three months ended March 31, 2013 from $587,883 for the three months ended March 31, 2012, primarily as a result of the increase in the number of our installation customers.

Automobile Conversion Services. Cost of our automobile conversion revenue increased by 6.3% or $16,643 to $281,005 for the three months ended March 31, 2013 from $264,362 for the three months ended March 31, 2012, which is consistent with the decrease in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	Three Months Ended March 31,		Increase (decrease) in dollar amount	Increase (decrease) in percentage
	2013	2012
Natural gas from fueling stations	$7,983,386	$7,962,827	$20,559	0.3%

Natural gas from pipelines	466,248	574,767	(108,519)	(18.9)%

Liquefied natural gas	2,777,004	1,587,234	1,189,770	75.0%

Gasoline	54,338	37,751	16,587	43.9%

Installation	1,482,190	1,027,925	454,265	44.2%

Automobile conversion	165,425	171,566	(6,141)	(3.6)%

Total	$12,928,591	$11,362,070	$1,566,521	13.8%

We earned a gross profit of $12,928,591 for the three months ended March 31, 2013, an increase of $1,566,521 or 13.8%, from $11,362,070 for the three months ended March 31, 2012. The increase in gross profit was primarily attributable to the increase in revenue from LNG.

Gross Margin

Gross margin for natural gas sold through our fueling stations increased from 44.5% for the three months ended March 31, 2012 to 45.0% for the three months ended March 31, 2013, primarily due to lower purchasing cost of natural gas.

Gross margin for natural gas sold through pipelines was 24.5% for the three months ended March 31, 2013, increased slightly from 23.7% for the three months ended March 31, 2012.

Gross margin for our LNG business was 22.1% for the three months ended March 31, 2013, increased from 17.5% for the three months ended March 31, 2012, attributable to the increase of sales price and decrease of processing costs of LNG. This gross margin is lower than that of CNG sold through fueling stations, because till March 31, 2013, we had been selling the greatest part of LNG to industrial customers at wholesale price. We expect that the gross margin of LNG sales will be improved as eight semi-trailers have begun operations as of March 31, 2013, selling LNG to vehicles at retail price, with a gross margin of approximately 50%.

Gross margin for gasoline sales increased from 4.6% for the three months ended March 31, 2012 to 11.4% for the three months ended March 31, 2013, primarily due our average sales price of gasoline had increased at a greater rate than that of our average purchasing costs of gasoline.

Gross margin for our installation business decreased to 61.8% for the three months ended March 31, 2013, from 63.6% for the three months ended March 31, 2012, primarily attributable to the increase in material price.

Gross margin for our automobile conversion business decreased from 39.4% for the three months ended March 31, 2012 to 37.1% for the three months ended March 31, 2013, primarily attributable to the increase in price of conversion material.

Our total gross margin increased from 35.2% for the three months ended March 31, 2012 to 36.4% for the three months ended March 31, 2013, primarily due to the increase in gross margin for our LNG business.

Operating Expenses

We incurred operating expenses of $7,085,844 for the three months ended March 31, 2013, an decrease of $576,602 or 7.5%, from $7,662,446 for the three months ended March 31, 2012.

Selling expenses increased by $603,054 or 12.2% to $5,553,854 for the three months ended March 31, 2013, from $4,950,800 for the three months ended March 31, 2012, primarily due to the increase of $424,845 in transportation expense associated with our LNG business and $61,529 in depreciation. Transportation cost during the three months ended March 31, 2013 was approximately $3,189 per million cubic meters of natural gas, compared to $2,723 per million cubic meters of natural gas for the three months ended March 31, 2012.

General and administrative expenses decreased by $1,179,656 or 43.5% from $2,711,646 for the three months ended March 31, 2012 to $1,531,990 for the three months ended March 31, 2013, primarily attributable to the decrease of $531,301 in preliminary expenses and $229,219 in auditing fee.

Income from Operations and Operating Margin

Income from operations increased by $2,143,123, or 57.9%, to $5,842,747 for the three months ended March 31, 2013 from $3,699,624 for the three months ended March 31, 2012, primarily attributable to the increase in gross profit of LNG and decrease in general and administrative expenses as discussed above. Our operating margin for the three months ended March 31, 2013 was 16.5%, as compared to 11.5% for the three months ended March 31, 2012.

Non-Operating Income (Expense)

Non-operating expense was $290,965 for the three months ended March 31, 2013, primarily due to the interest expense of $189,379 related to the loan from Pudong Development Bank Xi’an Branch. On a comparable basis, non-operating expense was $960,407 for the three months ended March 31, 2012, primarily due to the foreign currency exchange loss of $505,940, attributable to the loss on the Abax Senior Notes caused by material appreciation of the RMB against USD in recent years because such notes were denominated in RMB, while the repayment of the principals as well as interest should be made in USD equivalent.

Provision for Income Tax

Income tax was $885,461 for the three months ended March 31, 2013, as compared to $791,471 for the three months ended March 31, 2012. The effective income tax rate decreased from 28.9% to 15.9% over this period, primarily attributable to the reduced income tax rate of 15% enjoyed by JBLNG beginning on January 1, 2013.

Net income

Net income increased to $4,666,321 for the three months ended March 31, 2013, by $2,718,575, or 139.6%, from $1,947,746 for the three months ended March 31, 2012. Net margin increased to 13.1% for the three months ended March 31, 2013 from 6.0% for the three months ended March 31, 2012, primarily due to the increase in gross profit of LNG, decrease in general and administrative expenses, and reduction of income tax rate enjoyed by JBLNG.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. Our principal uses of cash have been, and are expected to continue to be, working capital for operational purposes, as well as for satisfying capital investment, such as constructing our LNG plant in Jingbian County, Shaanxi Province and other projects. Due to accelerated repayment of the Abax Senior Notes, 25% of the principal of the loan from SPDB, and the short-term loans from Mr. Hao Qu, all of which are payable within one year from March 31, 2013, our current liabilities were larger than current assets as of March 31, 2013, resulting in negative working capital. On May 17, 2012, May 18, 2012, November 1, 2012, February 16, 2013 and March 28, 2013, we entered into agreements with Mr. Hao Qu to extend the maturity dates of certain borrowing totaling $2.68 million to 2013 and 2014. We will continue to obtain new short-term bank loans to finance our working capital, and long term loans to fund our capital expenditure projects, if necessary.

As of March 31, 2013, we had $10,700,924 of cash and cash equivalents on hand, compared to $10,857,456 of cash and cash equivalents as of December 31, 2012. The decrease was primarily attributable to the construction of the LNG plant and other projects, and the repayment of the loans from Shanghai Pudong Development Bank.

Net cash provided by operating activities was $4,965,753 for the three months ended March 31, 2013, compared to net cash provided by operating activities of $7,420,739 for the three months ended March 31, 2012.The decrease was primarily due to the increase in advances to suppliers, accounts receivable and other receivable, and adjustments for non-cash expense items.

Net cash used in investing activities decreased from $5,137,992 for the three months ended March 31, 2012 to $2,795,905 for the three months ended March 31, 2013, due to decrease in payment for acquisition of property and equipment and additions to construction in progress.

Net cash used in financing activities was $2,389,500 for the three months ended March 31, 2013, primarily due to the repayment of the principals of the long term loan from SPDB and payable to the JV. On a comparable basis, net cash used in financing activities was $4,921,334 for the three months ended March 31, 2012, primarily due to the repayment of the principals of the Abax Senior Notes and of the long term loan from Shanghai Pudong Development Bank (or “SPDB”), and increase in restricted cash.

Based on our past performance and current expectations, we believe our cash and cash equivalents, as well as cash generated from operations, will satisfy only a small part of our working capital needs. Our independent certified public accountant has indicated in its report on our financial statements for the three months ended March 31, 2013 regarding our ability to continue as a going concern. Key to this determination is our default on a senior note payable where the creditors have filed for involuntary bankruptcy and that we have a working capital deficit of current liabilities exceeding current assets by $50,488,818. We will try to obtain new short-term bank loans to finance our working capital and to satisfy other liquidity requirements associated with our operations. As for capital expenditures, we will evaluate the availability of long-term bank loans or strategic investment, and negotiate possible debt restructuring of the Senior Notes with Abax. We also intend to oppose the involuntary petition for bankruptcy filed by Abax.

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

Capital Expenditures

Our planned capital expenditures as of March 31, 2013 were approximately $211.6 million through December 2015, the majority of which were to be incurred in connection with Phase II and III of the LNG facility in Jingbian County, Shaanxi Province, the construction of additional fueling stations and compressor stations, and the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures mainly through cash flows from operations as well as through potential bank loans or other forms of borrowing.

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

In addition to the demands disclosed above, the Holders have also asserted that by virtue of the Default the Company is obliged to redeem the Warrants for a total redemption price of $17.5 million.

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

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with SPDB, pursuant to which the SPDB agreed to lend $18,564,000 to JBLNG. SPDB transferred $13,923,000 and $4,641,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing the second year. As the People’s Bank of China adjusted the standard interest rate several times in 2011 and 2010, beginning January 1, 2012 the interest rate of these loans had been adjusted to 6.90%. As the People’s Bank of China lowered the standard interest rate twice in June and July 2012, beginning January 1, 2013 the interest rate of these loans is 6.40%. The repayment term was amended in October 2011. According to the amended contract, the loan period is 58 months from the date of effectiveness of the contract, and will be repaid twice a year, with the last repayment no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within PRC. Pursuant to the long-term loan agreement with Pudong Development Bank Xi’an Branch, the Company repaid the principal of $798,000 (RMB 5,000,000), $3,990,000 (RMB 25,000,000), $798,000 (RMB 5,000,000), $3,990,000 (RMB 25,000,000) and $1,596,000 (RMB 10,000,000) to the SPDB on October 10, 2011, December 5, 2011, March 5, 2012, December 5, 2012 and March 5, 2013, respectively.

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

Contractual Obligations

Our contractual obligations are as follows:

			Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Senior notes(1)	$38,570	38,570
Operating lease obligations(2)	40,324	1,799	4,386	4,180	29,959
Purchase obligations (3)	6,720	6,720
Other liabilities reflected on balance sheet (4)	17,500	17,500
Related party debt (5)	2,680	2,680
Long-term loan	7,980	4,788	3,192
Total	$113,774	72,057	7,578	4,180	29,959

(1) Please refer to Note 6 to our consolidated financial statements for the three months ended March 31, 2013.

(2) The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into four office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC, one office lease in Yidu, PRC and one office lease in New York, United States of America (“USA”).

(3) We have purchase commitments for materials, supplies, services and property and equipment for constructing the LNG plant and other construction in progress projects.

(4) The $17.5 million reflects derivative liability related to the embedded put option in the 1,450,000 warrants we issued to Abax in January 2008. Abax is entitled to require us to purchase back the portion of warrants not exercised upon expiration. As a result of the default of the Senior Notes, the Holders elected to exercise their right to accelerated payment of the Senior Notes in September 2012. The Company had reclassified the derivative liability to current liabilities during the third quarter of 2012.

(5) The $2.68 million reflects related party debt to Mr. Hao Qu, a former employee of XXNGC and shareholder of the Company.

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of March 31, 2013, we maintained long-term natural gas purchase agreements with one of our vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd. (“Qinshui Lanyan”) which expires on December 31, 2015. We do not expect any issues or difficulties in renewing our supply contracts with the vendor going forward.

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

The balance sheet amounts, with the exception of equity, were translated at the March 31, 2013 exchange rate of RMB 6.27 to $1.00 as compared to RMB 6.30 to $1.00 at December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2013 and 2012 were RMB 6.28 and RMB 6.30 to $1.00, respectively.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2013 and December 31, 2012, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2013 and 2012.

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

Not required.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the three months ended March 31, 2013, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the three months ended March 31, 2013:

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

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2012), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at March 31, 2013 were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

b)	On May 22, 2012, Kousa, Mallano and Steinmetz, shareholders of the Company (“Delaware Plaintiffs”), filed a putative Shareholder Class Action and Derivative Complaint (“Delaware Complaint”) against the Company and certain members of the Company’s Board (“Delaware Director Defendants”) in the Court of Chancery of the State of Delaware. The Delaware Complaint alleges a direct class action claim for breach of fiduciary duty against the Delaware Director Defendants, a derivative claim for breach of fiduciary duty against the Delaware Director Defendants, and a separate derivative claim for breach of fiduciary duty against Ji. The Delaware Complaint alleges that the Delaware Director Defendants breached their fiduciary duties to the Company and its shareholders by preserving Ji’s control over the Company despite his alleged wrongdoing and the threatened delisting of the Company’s shares by NASDAQ, thereby causing the Company’s shares to be delisted. The Delaware Complaint separately alleges that Ji engaged in self-dealing and other conduct that breached his fiduciary duties to the Company and its shareholders. The Delaware Complaint seeks certification of a class action, authorization to proceed as a derivative action, and unspecified money damages, including attorneys’ fees and costs. The claims are directed against the individual defendants and not against the Company.

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

c)	As previously disclosed in the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on December 31, 2007 and January 29, 2008, the Company entered into a Securities Purchase Agreement with Abax Lotus Ltd. (the “Investor”) on December 30, 2007 which was amended on January 29, 2008 (the “SPA”). Pursuant to the SPA, the Company issued to the Investor 5% Guaranteed Senior Notes due 2014 (the “Senior Notes”) in aggregate principal amount of RMB 145,000,000 (approximately US$20,000,000) on January 29, 2008. Also, as previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on March 12, 2008, also pursuant to the SPA, the Investor exercised its option to purchase an additional RMB145,000,000 in aggregate principal amount of Senior Notes. The Senior Notes were issued in connection with the Indenture dated as of January 29, 2008 (the “Indenture”). The aggregate principal amount of the Senior Notes at issuance was RMB290,000,000 (approximately US$40,000,000). In addition, the Company agreed to issue to the Investor seven-year warrants (the “Warrants”) exercisable for up to 2,900,000 shares of the Company’s common stock at an initial exercise price equal to $7.3652 per share (subject to adjustment) pursuant to the Warrant Agreement dated January 29, 2008 (the “Warrant Agreement”) by and among the Warrant Agent and Warrant Registrar as a holder of the Warrants (as defined therein).

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

In addition to the demands disclosed above, the Holders have also asserted that by virtue of the Default the Company is obliged to redeem the Warrants and to pay to the Holders $17.5 million, and has taken action to redeem the Warrants. The Company disputes the amount allegedly owed.

As disclosed above, on February 8, 2013, the Holders initiated involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code. The Company intends to oppose the petition but there can be no assurance that the Company will be successful.

d)	Vandevelde v. China Natural Gas, Inc., et al. (Skeway v. China Natural Gas, Inc.) (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its current and former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s current and former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint. On April 1, 2013, the Company notified the Court that certain of the Company’s creditors had filed an involuntary petition for bankruptcy and that, under the U.S. Bankruptcy Code, the filing of that petition operates as an automatic stay of the suit. On April 12, 2013, the Court entered an order administratively closing the case and directing the parties to notify the Court when either the bankruptcy litigation had been resolved or one of the individual defendants was served, so that the Court could reopen the case or take other appropriate action. At the time the Court administratively closed the case, the Company’s motion to dismiss the second amended complaint was fully briefed but had not yet been decided by the Court. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

We intend to defend these cases vigorously. We currently cannot estimate the outcome of these matters as of the date of this Report.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in the Annual Report on Form 10-K for the year ended December 31, 2012. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in the 2012 Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

China Natural Gas, Inc.

May 15, 2013	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

May 15, 2013	By:	/s/ Zhaoyang Qiao
Zhaoyang Qiao
Chief Financial Officer
(Principal Financial and Accounting Officer)

