Form 10-Q
period 2013-06-30
China Natural Gas, Inc.
filed 2013-08-14
CIK 1120830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2013 was 21,458,654.

CHINA NATURAL GAS, INC.

AND SUBSIDIARIES

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	Note	June 30, 2013	(Audited) December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3(f)	$7,385,901	$10,857,456
Accounts receivable, net	3(g)	2,580,664	2,148,379
Other receivables, net		1,005,614	458,605
Employee advances	3(h)	353,408	399,031
Inventories	3(i)	2,916,691	2,473,933
Advances to suppliers		9,259,807	4,869,606
Prepaid expense and other current assets		3,009,853	3,541,431
Total current assets		26,511,938	24,748,441

Investment in unconsolidated joint ventures	3(j)	-	1,587,000
Property and equipment, net	3(k)	181,454,681	179,515,563
Construction in progress	3(l)	61,900,042	53,393,933
Goodwill	3(m), 4	857,269	839,806
Other intangible assets	4	21,233,562	21,400,924
Prepaid expenses and other assets	5	7,538,785	7,015,142
TOTAL ASSETS		$299,496,277	$288,500,809

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior notes- current maturities	6	$39,149,998	$38,352,498
Current portion of bank loan payable	7	4,860,000	4,761,000
Redeemable liabilities - warrants		17,500,000	17,500,000
Accounts payable and accrued liabilities		6,554,897	6,756,278
Other payable - related party		840,041	1,616,429
Short-term borrowing - related party		2,679,945	2,679,945
Unearned revenue		3,283,380	3,663,570
Accrued interest		2,854,030	1,936,584
Taxes payable		1,507,698	2,232,546
Total current liabilities		79,229,989	79,498,850

LONG-TERM LIABILITIES:
Bank loan payable, net of current portion	7	3,240,000	4,761,000
Total liabilities		$82,469,989	$84,259,850

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued and outstanding		$-	$-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 issued and outstanding at June 30, 2013 and December 31, 2012, respectively		2,145	2,145
Additional paid-in capital		83,649,675	83,501,637
Accumulated other comprehensive income		26,073,493	21,276,931
Statutory reserves	10	12,737,218	11,818,087
Retained earnings		94,272,625	87,410,615
Noncontrolling interests		291,132	231,544
Total stockholders' equity		217,026,288	204,240,959
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$299,496,277	$288,500,809

See Accompanying Notes to the Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Natural gas	$31,765,252	$34,927,804	$63,945,320	$64,327,491
Gasoline	503,680	701,168	978,679	1,527,063
Installation and others	1,979,026	2,272,723	4,823,289	4,324,459
	34,247,958	37,901,695	69,747,288	70,179,013

Cost of revenues
Natural gas	21,696,966	22,462,516	42,650,396	41,737,375
Gasoline	453,364	655,614	874,025	1,443,758
Installation and others	849,457	955,283	2,046,105	1,807,528
	22,999,787	24,073,413	45,570,526	44,988,661

Gross profit	11,248,171	13,828,282	24,176,762	25,190,352

Operating expenses
Selling	6,034,037	5,619,864	11,587,891	10,570,664
General and administrative	1,177,469	1,636,029	2,709,459	4,347,675
	7,211,506	7,255,893	14,297,350	14,918,339

Income from operations	4,036,665	6,572,389	9,879,412	10,272,013

Other income (expense):
Interest income	10,973	9,853	20,696	20,599
Interest expense	(171,992)	(275,643)	(361,371)	(707,680)
Loss on disposal of fixed assets	(358)	-	(57,403)	-
Loss on sales of long term investment	(500)	-	(80,150)	-
Other income (expense), net	9,543	18,763	35,742	(14,330)
Change in fair value of warrants	-	(1,146)	-	(1,229)
Foreign currency exchange loss	(4,456)	1,494	(5,269)	(504,446)
	(156,790)	(246,679)	(447,755)	(1,207,086)

Income before income tax	3,879,875	6,325,710	9,431,657	9,064,927

Provision for income tax	705,467	1,251,128	1,590,928	2,042,599

Net income	3,174,408	5,074,582	7,840,729	7,022,328
Less: Income (loss) attributable to noncontrolling interests	32,735	28,876	59,588	(199,183)
Net income attributable to China Natural Gas, Inc.	3,141,673	5,045,706	7,781,141	7,221,511

Other comprehensive income
Foreign currency translation gain	3,494,137	(17,584)	4,796,562	1,741,216
Comprehensive income	$6,635,810	$5,028,122	$12,577,703	$8,962,727

Weighted average shares outstanding
Basic	21,458,654	21,458,654	21,458,654	21,458,654
Diluted	21,458,654	21,458,654	21,458,654	21,458,654

Earnings per share

Basic	$0.15	$0.24	$0.36	$0.34
Diluted	$0.15	$0.24	$0.36	$0.34

See Accompanying Notes to the Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

						Retained Earnings
	Common Stock		Additional Paid-in	Accumulative Other Comprehensive	Non-controlling	Statutory		Total Stockholders'
	Shares	Amount	Capital	Income	Interest	Reserve	Unrestricted	Equity
Balance at 1/1/2012	21,458,654	$2,145	$82,909,485	$19,817,493	$-	$10,124,710	$77,903,478	$190,757,311
Stock based compensation	-	-	592,152	-	-	-	-	592,152
Purchases of a Noncontrolling interest equity	-	-	-	-	394,789	-	-	394,789
Cumulative translation adjustment	-	-	-	1,459,438	-	-	-	1,459,438
Net income	-	-	-	-	(163,245)	-	11,200,514	11,037,269
Appropriation of retain earnings	-	-	-	-	-	1,693,377	(1,693,377)	-
Balance at 12/31/2012	21,458,654	$2,145	$83,501,637	$21,276,931	$231,544	$11,818,087	$87,410,615	$204,240,959

Balance at 1/1/2013	21,458,654	$2,145	$83,501,637	$21,276,931	$231,544	$11,818,087	$87,410,615	$204,240,959
Stock based compensation	-	-	148,038	-	-	-	-	148,038
Cumulative translation adjustment	-	-	-	4,796,562	-	-	-	4,796,562
Net income	-	-	-	-	59,588	-	7,781,141	7,840,729
Appropriation of retain earnings	-	-	-	-	-	919,131	(919,131)	-
Balance at 6/30/2013	21,458,654	$2,145	$83,649,675	$26,073,493	$291,132	$12,737,218	$94,272,625	$217,026,288

See Accompanying Notes to the Financial Statements

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	7,840,729	7,022,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,938,760	6,945,862
Provision for (recovery of) doubtful accounts	110,063	202,100
Loss (Gain) on disposal of equipment	57,403	-
Loss (Gain) on sales of long term investment	80,150	-
Stock-based compensation	148,038	296,076
Change in fair value of warrants	-	1,229
Change in assets and liabilities:
Accounts receivable	(493,607)	1,035,676
Other receivables	(963,970)	(146,652)
Employee advances	53,069	(137,270)
Inventories	(387,209)	(591,244)
Advances to suppliers	(4,243,935)	(336,767)
Prepaid expense and other current assets	655,917	3,527,412
Accounts payable and accrued liabilities	494,285	1,830,593
Unearned revenue	(451,580)	(311,342)
Accrued interest	917,446	(25,477)
Taxes payable	(763,178)	(462,934)
Net cash provided by operating activities	9,992,381	18,849,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of property and equipment	(1,411,550)	(3,592,657)
Proceeds from sales of property and equipment	7,178	-
Proceeds from sales of long term investment	721,350	-
Additions to construction in progress	(10,367,064)	(10,459,937)
Prepayment on long-term assets	(170,460)	52,892
Payment for acquisition of business	-	(657,007)
Payment for intangible assets	-	(1,511,611)
Net cash used in investing activities	(11,220,546)	(16,168,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowing and other payable, related parties	(801,500)	-
Repayment of long-term debt	(1,603,000)	(793,500)
Repayment of senior notes	-	(3,333,334)
Increase in restricted cash	-	(1,890,641)
Net cash (used in) provided by financing activities	(2,404,500)	(6,017,475)

Effect of exchange rate changes on cash and cash equivalents	161,110	17,388

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,471,555)	(3,318,817)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,857,456	9,622,883

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,385,901	$6,304,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$284,978	$481,583
Income taxes paid	$2,001,258	$1,967,965

Non-cash transactions for investing and financing activities:
Construction materials transferred to Construction in progress	$-	$67,142
Construction in progress transferred to property and equipment	$3,143,182	$18,507,550
Capitalized interest - amortization of discount of notes payable and issuance cost	$-	$2,040,389
Other assets transferred to construction in progress	$94,345	$2,395,267

See Accompanying Notes to the Financial Statements

CHINA NATURAL GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(Stated in US Dollars)

 Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The consolidated balance sheets as of June 30, 2013 and December 31, 2012 and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE. Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“XXABC”) , Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”) and Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”).

Note 2 – Going Concern Uncertainties

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2013, the Company had working capital deficit of current liabilities exceeding current assets by $52,718,051 due to the default of its senior notes payable. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) obtainment of new short-term bank loans to finance our working capital, and long-term loans to fund our capital expenditure projects. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

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

The balance sheet amounts, with the exception of equity, were translated at the June 30, 2013 exchange rate of RMB 6.17 to $1.00 as compared to RMB 6.30 to $1.00 at December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2013 and 2012 were RMB 6.24 and RMB 6.30 to $1.00, respectively.

(f.)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of June 30, 2013 and December 31, 2012, the Company had total deposits of $6,979,267 and $10,481,343, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses to date as a result of this policy.

(g.)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are allowed for when management has determined that the likelihood of collection is not probable. Uncollectible receivables are written off against the allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $120,764 and $9,340 as of June 30, 2013 and December 31, 2012, respectively.

(h.)	Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units. As of June 30, 2013 and December 31, 2012, the Company had employee advances in the amount of $353,408 and $399,031, respectively.

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

The following are the details of the inventories:

	June 30, 2013	December 31, 2012
Materials and supplies	$2,383,310	$2,108,837
Liquefied natural gas	346,803	113,203
Gasoline	186,578	251,893
	$2,916,691	$2,473,933

(j.)	Investments in Unconsolidated Joint Ventures

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

The Company’s investment in unconsolidated joint ventures that are accounted for on the equity method of accounting represents the Company’s 49% interest in the JV. The investment in the JV amounted to $1,587,000 at December 31, 2012. On February 19, 2013, the JV held a shareholder meeting, decided that we transferred our investment in JV to Shaanxi Jinyuan Investment Co., Ltd for a sale price of $1,522,850 (RMB 9.5 million). The transfer was completed on February 27, 2013, which incurred a loss of $80,150 (RMB 0.5 million).

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

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	June 30, 2013	December 31, 2012
Office equipment	$973,542	$936,749
Operating equipment	184,589,856	176,463,908
Vehicles	4,316,177	4,228,255
Buildings and improvements	39,460,121	38,557,910
Total property and equipment	229,339,696	220,186,822
Less accumulated depreciation	(47,885,015)	(40,671,259)
Property and equipment, net	$181,454,681	$179,515,563

Depreciation expense for the three months ended June 30, 2013 and 2012 was $3,355,334 and $3,349,778, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $6,610,108 and $ 6,539,477, respectively.

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

As of June 30, 2013 and December 31, 2012, the Company had construction in progress in the amount of $61,900,042 and $53,393,933, respectively. Interest cost capitalized into construction in progress for the three months ended June 30, 2013 and 2012 amounted to $421,296 and $1,445,013, respectively. Interest cost capitalized into construction in progress for the six months ended June 30, 2013 and 2012 amounted to $837,963, and $2,896,407, respectively.

Construction in progress at June 30, 2013 and December 31, 2012 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of June 30, 2013, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 14 – Commitments and Contingencies to the consolidated financial statements.

Project Description	Location	June 30, 2013		Commencement date	Expected completion date		Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$8,897,064	(1)	December 2006	Uncertain	(2)	$50,000	(3)
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	16,583,983	(4)	December 2006	Uncertain		190,900,000	(5)
Fangzhi District	Fangzhi District, Xi’an, PRC	12,822,884		October 2010	Uncertain		1,000,000
Sa Pu Mother Station	Henan Province, PRC	1,463,086		July 2008	Uncertain		6,000,000
International Port(6)	International Port District, Xi’an, PRC	10,119,654		May 2009	Uncertain		297,000,000
LNG fueling stations	Shaanxi & Henan Province, PRC	1,918,321		Various	Various		11,050,000
Other Construction in Progress Costs	PRC	10,095,050		Various	Various		800,000
		$61,900,042					$506,800,000

Project Description	Location	December 31, 2012	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$8,424,350	December 2006	March 2014	$94,000
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	14,660,048	December 2006	December 2015	192,800,000
Fangzhi District	Fangzhi District, Xi’an, PRC	8,904,054	October 2010	December 2013	4,120,000
Sa Pu Mother Station	Henan Province, PRC	1,376,421	July 2008	June 2013	6,100,000
International Port(6)	International Port District, Xi’an, PRC	9,835,400	May 2009	December 2020	295,300,000
LNG fueling stations	Shaanxi & Henan Province, PRC	1,646,358	Various	Various	11,050,000
Other Construction in Progress Costs	PRC	8,547,302	Various	Various	1,200,000
		$53,393,933			$510,664,000

(1)	Includes $5,816,249 of construction cost and $3,080,815 of capitalized interest for Phase I of the LNG Project.

(2)	The Company completed most of the construction of Phase I of the LNG plant and initiated commercial production and sale on July 16, 2011. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipment imported by the Company and the increased international shipment time for ordered equipment. As certain facilities, including the staff dormitory building are still under construction due to shortage of funds, the project hasn’t been completely transferred from construction in progress to property and equipment, though a substantial amount of construction in progress has been transferred to property and equipment.

(3)	Includes costs the Company expected to expend to complete test runs and make installment payments to contractors. The total expected cost of $68.7 million for the construction of Phase I of the LNG project exceeded the amount originally anticipated by the Company. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which the Company believes resulted from the energy resource exploration activities in nearby areas.
(4)	Includes $10,043,798 of construction cost and $6,540,185 of capitalized interest for Phases II and III of the LNG project.

(5)	This amount reflects the estimated costs of Phases II and III of the LNG project, including an estimated $177 million of construction costs and $14 million of capitalized interest. Such costs should be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

(6)	Xi’an International Port District Committee, a local government agency in the PRC, pursuant to a conditional non-binding agreement, has appointed XXNGC to be the developer of natural gas infrastructure for Xi’an International Port District, a former agricultural area that has been zoned for urbanization. If XXNGC chooses to proceed with the project, it will be responsible for the construction and all costs related thereof a natural gas pipeline network that will service residential, commercial and industrial buildings and users, as well as fueling stations and related infrastructure. The estimated cost of $297,000,000 was based on a third-party feasibility study and management’s estimate. The Company is the only natural gas provider in the surrounding area and expects that it would supply natural gas to the International Port District once construction is completed. If the Company decides not to proceed with this project, it expects to be able to obtain a refund from subcontractors of the $10,119,654 invested as of June 30, 2013 or sell the construction-in-progress assets to third parties.

(m.)	Goodwill

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

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, no impairment indicators were noted at June 30, 2013.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Carrying Value at	Fair Value Measurement at
	June 30,	June 30, 2013
	2013	Level 1	Level 2	Level 3
Redeemable liability – warrants	$17,500,000	$-	$17,500,000	$-
Total liability measured at fair value	$17,500,000	$-	$17,500,000	$-

	Carrying Value at	Fair Value Measurement at
	December 31,	December 31, 2012
	2012	Level 1	Level 2	Level 3
Redeemable liability – warrants	$17,500,000	$-	$17,500,000	$-
Total liability measured at fair value	$17,500,000	$-	$17,500,000	$-

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

The warrants expired at October 26, 2012. The Company recognized a loss of $1,146 and $1,229 for the three and six months ended June 30, 2012, to reflect the change in fair value of the warrants.

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

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at June 30, 2013 and December 31, 2012, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2013 and 2012.

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

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC and JBLNG for the three months ended June 30, 2013 and 2012 amounted to approximately $425,336 and $455,318, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the three months ended June 30, 2013 and 2012, from $0.15 to $0.13 and $0.24 to $0.21, respectively.

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC and JBLNG for the six months ended June 30, 2013 and 2012 amounted to approximately $988,542 and $877,653 respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the six months ended June 30, 2013 and 2012, from $0.36 to $0.32 and $0.34 to $0.30, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended June 30, 2013. The estimated net operating loss carry-forwards for United States income tax purposes amounted to $13,435,918 as of June 30, 2013, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized through 2033. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2013 and December 31, 2012 for net deferred tax assets resulting from net operating loss carry forwards, stock based compensation and warrants liability. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

Valuation allowance	For the six months ended June 30, 2013	For the years ended December 31, 2012
Balance, beginning of period	$5,286,456	$4,222,489
Increase	306,687	1,063,967
Balance, end of period	$5,593,143	$5,286,456

Provision for income tax is as follow:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Current	$705,467	$1,251,128	$1,590,928	$2,042,599
Deferred	-	-	-	-
	$705,467	$1,251,128	$1,590,928	$2,042,599

The following is a reconciliation of the provision for income tax at the PRC tax rate, to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Tax expense at statutory rate-US	35.0%	35.0%	35.0%	35.0%
Changes in valuation allowance-US	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Foreign income tax rate-PRC	25.0%	25.0%	25.0%	25.0%
Effect of favorable tax rate	(9.7)%	(6.3)%	(9.4)%	(7.2)%
Other item (1)	2.9%	1.1%	1.3%	4.7%
Total provision for income taxes	18.2%	19.8%	16.9%	22.5%

(1)	The 2.9% represents $289,274 in expenses incurred by the Company that are not deductible in the PRC for the three months ended June 30, 2013. The 1.1% represents $701,582 in expenses incurred by the Company that are not deductible in the PRC for the three months ended June 30, 2012. The 1.3% represents $876,248 in expenses incurred by the Company that are not deductible in the PRC for the six months ended June 30, 2013. The 4.7% represents $2,067,034 in expenses incurred by the Company that are not deductible in the PRC for the six months ended June 30, 2012.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $80,804,331 as of June 30, 2013, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

On July 18, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2013-11”). The ASU presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

Note 4 –Goodwill and Other Intangible Assets

Goodwill is the amount the Company paid to acquire 100% of the equity interests of Makou and 58.5284% of the equity interests of XTJH in excess of the fair value of Makou and XTJH’s identifiable assets and liabilities, respectively. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the period ended June 30, 2013 and 2012.

Other intangible assets include primarily the technical license related to liquefied natural gas business, which consisted of the following:

	June 30, 2013	December 31, 2012
Operating rights	$5,445,305	$5,339,474
Technical license (LNG)	10,004,975	10,072,170
Land use rights	5,769,220	5,971,006
Other	14,062	18,274
Total	$21,233,562	$21,400,924

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely. The operating rights will not be amortized until their useful life is deemed to be no longer indefinite.

The technical license (LNG) is being amortized over its estimated useful life of 20 years. Amortization expense for the three months ended June 30, 2013 and 2012 was $137,720 and $135,415, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $273,732 and $271,000, respectively. Accumulated amortization at June 30, 2013 was $1,060,435.

The land use rights are being amortized over their estimated useful life of 30 years. For the three months ended June 30, 2013 and 2012, amortization expense amounted to $41,284 and $40,593, respectively. For the six months ended June 30, 2013 and 2012, amortization expense amounted to $82,055 and $81,236, respectively. As of June 30, 2013, accumulated amortization was approximately $425,677.

Estimated amortization for the next five years and thereafter is as follows:

2013	$355,787
2014	711,574
2015	711,574
2016	700,740
2017	700,740
thereafter	9,667,664
$12,848,079

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	June 30, 2013	December 31, 2012
Prepaid rent – natural gas stations	$454,375	$501,599
Prepayment for acquiring land use right	1,296,000	1,269,600
Advances on purchasing equipment and construction in progress	4,384,477	4,286,898
Refundable security deposits	1,403,933	957,045
Total	$7,538,785	$7,015,142

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

On February 8, 2013, an Involuntary Petition for Bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”). The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. On or about June 26, 2013, the Company filed a consent to the Involuntary Petition. On July 12, 2013, an Order for Relief was entered in Bankruptcy Court.

Senior notes consist of the following:

	June 30, 2013	December 31, 2012
Notes payable	$39,149,998	$38,352,498
Less discount	-	-
	39,149,998	38,352,498
Less current portion	(39,149,998)	(38,352,498)
	$-	$-

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. The Company amortized all outstanding amounts of debt issuance costs during the third quarter of 2012. For the three and six months ended June 30, 2012, the Company amortized $102,458 and $204,916 of the issuance costs, which was recorded as capitalized interest included in construction in progress.

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

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date of January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. The Company amortized all outstanding amounts of debt discount during the third quarter of 2012. For the three and six months ended June, 2012, the Company amortized $921,259 and $1,835,473 of the discounts, which were capitalized into construction in progress. The Holders have asserted that by virtue of the Default the Company is obliged to redeem the Warrants and pay to the Holders $17.5 million. The Company disputes the amount allegedly owed, and has been in negotiation with the Holders but has not able to come to a resolution with the Holders.

Note 7 –Bank Loan Payable

The Company’s bank loan payable as of June 30, 2013 consists of:

	June 30, 2013	December 31, 2012
A loan from Pudong Development Bank Xi’an Branch, due various dates from 2013 to 2014	$8,100,000	$9,522,000
Less current portion	(4,860,000)	(4,761,000)
	$3,240,000	$4,761,000

The loan is secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $9,489,972 as of June 30, 2013. Interest expense for the three and six months ended June 30, 2013 was $132,031 and $281,888, respectively (interest rate applied at June 30, 2013 was 6.40%). Interest expense for the three and six months ended June 30, 2012 was $237,711 and $481,583, respectively (interest rate applied at June 30, 2012 was 6.90%). According to the loan agreement, the interest rate is fixed throughout each single year and will only be adjusted at the beginning of the next year, based on the base interest rate on the same category of loans for the same term published by the People’s Bank of China. XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. According to an amendment to the loan agreement with the Bank, which was signed on October 2011, the Company is required to make repayments on the long term loan as follows:

Date	Repayment Percentage	Repayment Amount
October 5, 2011 (paid on October 10, 2011)	4.2%	$810,000
December 5, 2011 (paid on December 5, 2011)	20.8%	4,050,000
March 5, 2012 (paid on March 5, 2012)	4.2%	810,000
December 5, 2012 (paid on December 5, 2012)	20.8%	4,050,000
March 5, 2013 (paid on March 5, 2013)	8.3%	1,620,000
December 5, 2013	16.7%	3,240,000
March 5, 2014	8.3%	1,620,000
December 5, 2014	16.7%	3,240,000
	100.0%	$19,440,000

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

Note 8 – Warrants

No warrants were granted, forfeited or exercised during the six months ended June 30, 2013 and 2012, respectively.

The following is a summary of warrants outstanding and exercisable as of June 30, 2013 and 2012:

Warrants Outstanding and Exercisable as of June 30, 2013

Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	1.58
	1,450,000

Warrants Outstanding and Exercisable as of June 30, 2012

Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	0.32
$7.37	1,450,000	2.58
	1,833,654

Note 9 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations. The contribution was $180,126 and $122,479 for the three months ended June 30, 2013 and 2012, respectively. The contribution was $388,517 and $302,222 for the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013 and December 31, 2012, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $61,055,290 and $61,974,421, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of common stock of the Company authorized for issuance and the Company has granted 669,900 stock options as of June 30, 2013, of which 274,750 have been exercised and 176,700 have been cancelled and are available for reissuance. Thus, there are currently 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Compensation expense of $0 and $148,038 was recorded during the three months ended June 30, 2013 and 2012, respectively, relating to options granted under the Plan. Compensation expense of $148,038 and $296,076 was recorded during the six months ended June 30, 2013 and 2012, respectively, relating to options granted under the Plan.

As of June 30, 2013, all the compensation expense had been recognized.

The following is a summary of the status of stock options outstanding and exercisable as of June 30, 2013:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	1.75 years	$4.90	218,450	1.75 years

Note 11 – Earnings per Share

The following is a calculation of basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,		June 30,
Basic earnings per share	2013	2012	2013	2012
Net income	$3,141,673	$5,045,706	$7,781,141	$7,221,511

Weighted shares outstanding-Basic	21,458,654	21,458,654	21,458,654	21,458,654

Earnings per share-Basic	$0.15	$0.24	$0.36	$0.34

Diluted earnings per share

Net income	$3,141,673	$5,045,706	$7,781,141	$7,221,511

Weighted shares outstanding-Basic	21,458,654	21,458,654	21,458,654	21,458,654
Effect of diluted securities-Warrants	-	-	-	-
Effect of diluted securities-Options	-	-	-	-
Weighted shares outstanding-Diluted	21,458,654	21,458,654	21,458,654	21,458,654

Earnings per share–Diluted	$0.15	$0.24	$0.36	$0.34

The Company had outstanding warrants of 1,450,000 as of June 30, 2013. For the three and six months ended June 30, 2013, all 1,450,000 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods. The Company had outstanding warrants of 1,833,654 as of June 30, 2012. For the three and six months ended June 30, 2012, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods.

The Company had 218,450 outstanding employee stock options as of June 30, 2013 and 2012. For the three and six months ended June 30, 2013 and 2012, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during these periods.

Note 12 – Related Party Transactions

a)	Other payable - related party

On February 24, 2011, the Company borrowed $793,500 from the JV for working capital purposes. This payable is due on demand with no interest rate, and is offset to $0 on February 27, 2013, as we transferred our investment in JV to Shaanxi Jinyuan investment Co., Ltd.

As of June 30, 2013, the Company borrowed a total of $840,041 from Ms. Rongxiu Xiang, a manager and shareholder of XTJH, for working capital purposes. This payable is due on demand with no interest rate.

b)	Borrowings from related party

As of June 30, 2013, the Company borrowed a total of $2,679,945 from Mr. Hao Qu, a former employee of XXNGC and a shareholder of the Company, for working capital purposes. The loans were originally due in one year and required interest of 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest was required to be paid on specified due dates beginning on February 16, 2012 through October 31, 2012. On May 17, 2012, May 18, 2012, November 1, 2012, February 16, 2013, March 28, 2013, May 17, 2013 and May 18, 2013 the Company entered into agreements with Mr. Qu, pursuant to which certain borrowings would be due in 2013 and 2014, rather than in 2012, and would bear a higher rate of interest. The Company has not repaid any principal of the borrowings to date.

Borrowings from Mr. Qu at June 30, 2013, consist of the following:

Short-term maturing on
February 15, 2013, at 6.2250% (extended to February 15, 2014)	$900,000
March 27, 2013, at 6.2250% (extended to March 27, 2014)	$420,000
May 16, 2013, at 6.2250%(extended to May 16, 2014)	$699,975
May 17, 2013, at 6.2250%(extended to May 17, 2014)	$299,970
October 31, 2013, at 6.2250%	$360,000
$2,679,945

Borrowings from Mr. Qu at December 31, 2012, consist of the following:

Short-term maturing on
February 15, 2013, at 6.2250% (extended to February 15, 2014)	$900,000
March 27, 2013, at 6.2250% (extended to March 27, 2014)	$420,000
May 16, 2013, at 6.2250%	$699,975
May 17, 2013, at 6.2250%	$299,970
October 31, 2013, at 6.2250%	$360,000
$2,679,945

Note 13 –Concentrations

Concentration of natural gas vendors:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Number of natural gas vendors	4	4	4	4
Percentage of total natural gas purchases	93%	82%	90%	83%

As of June 30, 2013 and December 31, 2012, the Company had $146,342 and $407,717, respectively, prepayment to its major suppliers.

The Company maintained long-term natural gas purchase agreements with one of its vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”) as of June 30, 2013. The Company does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

Note 14 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered in numerous office leases where the premises are located in various cities in the PRC such as Xi’an, Wuhan, Yichang, Huangshi, and Yidu. The minimum future payments for leasing land use rights and offices at June 30, 2013 are as follows:

Year ending December 31, 2013	643,496
Year ending December 31, 2014	2,420,598
Year ending December 31, 2015	2,031,568
Year ending December 31, 2016	2,002,933
Year ending December 31, 2017	2,239,967
Thereafter	30,409,030
Total	$39,747,592

For the three months ended June 30, 2013 and 2012, the land use right and office lease expenses were $638,062 and $556,668, respectively. For the six months ended June 30, 2013 and 2012, the land use right and office lease expenses were $1,229,280 and $1,120,664, respectively.

Property and Equipment Purchase Commitments

As of June 30, 2013, the Company has purchase commitments totaling $5,257,955 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

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

In August 2008, the board of directors of XXNGC passed a resolution to increase the registered capital of JBLNG to RMB 118, 305,000 through the form of intangible asset contributions. In September 2008, JBLNG obtained its updated business license reflecting the increased registered capital. Pursuant to XXNGC's board resolution, China Natural Gas, Inc. transferred its right to use the two licenses it obtained relating to the design of our LNG facility directly to JBLNG as JBLNG's registered capital. Since the Company is not a shareholder of JBLNG, PRC laws does not permit this type of capital contribution to JBLNG. In addition, PRC law does not allow the contribution of capital in the form of an intangible asset, such as the licenses in issue, where the assets are not owned by the contributor. We are restructuring the capital contribution as a cash contribution and revising our LNG licenses so that the licensee is JBLNG and believe that this capital contribution and license restructuring will comply with PRC laws. However, until we have completed this process, the relevant regulatory authorities may impose fines or penalties, or require us to cease the operations of JBLNG, until such time as these defects are remedied. Any such fines, penalties or delay in operations could have a material and adverse effect on our LNG business in terms of our future growth, financial conditions and results of operations. Currently we do not estimate such fines, penalties and administrative actions to be probable, so we do not recognize them as contingent liabilities in our consolidated financial statements.

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

Six individuals have previously claimed to own 1,200,000 shares of XXNGC's common stock, our main operating company and VIE. They have claimed that they acquired these shares from other shareholders of XXNGC. Based on XXNGC's registered capital of RMB 69,000,000 when it became a joint stock limited company in 2004, we believe that the 1,200,000 shares represented 1.74% of XXNGC's outstanding common stock at the time when the six individuals claimed to have acquired the 1,200,000 shares of XXNGC. While we and XXNGC dispute their claim of ownership over the 1,200,000 shares, there is no assurance that XXNGC will prevail if these six individuals pursue their claim in legal proceedings. If these six individuals are found to have legitimate ownership over these shares, XXNGC's shareholding structure may change and our revenues from our contractual arrangements with XXNGC may be reduced. Currently we do not estimate the possibility of such change to the shareholding structure to be probable, so we do not recognize it as a contingent liability in our financial statements.

Legal Proceedings

Other than described below, there have been no material developments in the legal proceedings in which we were involved during the six months ended June 30, 2013. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

On or about June 6, 2013, the Court entered a judgment in the SEC action, memorializing a settlement of the SEC Action agreed to by the Company and the staff of the SEC (the “SEC Settlement”). Pursuant to the SEC Settlement, without the Company admitting or denying any allegations against it, a judgment was entered that: (a) permanently restrains and enjoins the Company from future violations of Section 17(a)(2) of the Securities Act and Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder; and (b) orders the Company to pay an aggregate civil penalty in the amount of $815,000 (the “Settlement Payment”) pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act. The Settlement Payment is due on or before August 6, 2013.

The Company’s Settlement Payment is being held in escrow pending approval of the Settlement Payment by the Bankruptcy Court. A hearing has been scheduled in the Bankruptcy Court for approval of the SEC Settlement on August 6, 2013.

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

On July 30, 2012, Ji filed a motion to dismiss the Delaware Complaint. On August 14, 2012, the Company and the remaining Delaware Director Defendants filed a motion to stay or dismiss the Delaware Complaint. The parties agreed, with the approval of the Court, to bifurcate briefing on the motion to stay and the motions to dismiss. On October 16, 2012, after briefing and oral argument, the Chancery Court stayed the separate derivative claim against Ji pending the outcome of the SEC investigation and Federal Securities Action, but denied the motion to stay as to the other counts in the Delaware Complaint against the Delaware Director Defendants and directed the parties to proceed with briefing on the motions to dismiss without prejudice to the Plaintiffs’ right to amend the Delaware Complaint. The Court also stayed all discovery pending the outcome of the motions to dismiss. On July 2, 2013, the Court approved a stipulation among the parties providing that the Plaintiffs would file an amended complaint on or before the earlier to occur of (i) any date directed by this Court, or (ii) twenty-one (21) days after notice from any party that Plaintiffs are required to do so, which notice may be given at any time. As a result of the October 16, 2012 Order and the July 2, 2013 Stipulation and Order, the case is effectively stayed pending a notice from one of the parties in the case instructing Plaintiffs to file an amended complaint, or the issuance by the Court of an order directing that the Plaintiffs file an amended complaint.

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

As disclosed above, on February 8, 2013, an Involuntary Petition for Bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”). The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. On or about June 26, 2013, the Company filed a consent to the Involuntary Petition. On July 12, 2013, the Order for Relief was entered in the Bankruptcy Court.

d)	Vandevelde v. China Natural Gas, Inc., et al. (Skeway v. China Natural Gas, Inc.) (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint. On April 1, 2013, the Company notified the Court that certain of the Company’s creditors had filed an involuntary petition for bankruptcy and that, under the U.S. Bankruptcy Code, the filing of that petition operates as an automatic stay of the suit. On April 9, 2013, the Court entered an order administratively closing the case and directing the parties to notify the Court when either the bankruptcy litigation had been resolved or one of the individual defendants was served, so that the Court could reopen the case or take other appropriate action. At the time the Court administratively closed the case, the Company’s motion to dismiss the second amended complaint was fully briefed but had not yet been decided by the Court. On June 17, 2013, the plaintiffs filed a motion seeking permission to effect service on the individual defendants through the Company’s former counsel in a separate action, which the Company has opposed. That motion is pending. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

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

Overview

We are an integrated natural gas operator in the People’s Republic of China (referred to herein as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of June 30, 2013 our VIE owned and operated 30 CNG fueling stations, including 19 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the three months ended June 30, 2013, we sold 29,235,059 cubic meters of CNG through our fueling stations, compared to 35,034,467 cubic meters for the three months ended June 30, 2012. For the six months ended June 30, 2013, we sold 65,109,913 cubic meters of CNG through our fueling stations, compared to 71,420,087 cubic meters for the six months ended June 30, 2012. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into liquefied natural gas (“LNG”) business and generate significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011. As of June 30, 2013, we had begun construction of 11 LNG fueling stations in Shaanxi, Henan and Hubei Provinces. Our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, eight of which have begun operations as of June 30, 2013.

We are pursuing multiple, synergistic paths of growth through our VIE, XXNGC, and XXNGC’s subsidiaries, all of which are based in the PRC. We intend to:

•	continue to grow our LNG business through the ongoing construction of JBLNG and through the construction of LNG fueling stations in Shaanxi, Henan and Hubei Provinces;

•	capitalize on the opportunities arising from the busy shipping activities on the Yangtze River by expanding into Hubei Province through the construction of LNG fueling stations located in harbors along the Yangtze River, inland LNG fueling stations and reserve LNG stations along the course of the Yangtze River, as well as continued development of conversion technologies and operations to modify river vessels to run on a mixture of LNG and diesel; and

•	continue to expand our CNG business into Hubei Province by construction of new stations.

For additional information regarding these growth initiatives, please see “Recent Developments” below.

Current Operations

We currently operate five main business lines:

•	distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles. As of June 30, 2013, our VIE owned and operated 30 fueling stations in total;

•	installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately 123,402 residential customers as of June 30, 2013;

•	production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from commercial production and sales of LNG started on July 16, 2011. We have eight semi-trailers in operation serving LNG powered vehicles as of June 30, 2013.

•	distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (two of our VIE-owned CNG fueling stations were selling gasoline as of June 30, 2013); and

•	conversion of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at our automobile conversion workshops.

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

We had total revenues of $34,247,958 and $37,901,695 for the three months ended June 30, 2013 and 2012, respectively, and revenues of $69,747,288 and $70,179,013 for the six months ended June 30, 2013 and 2012, respectively. We had net income of $3,174,408 and $5,074,582 for the three months ended June 30, 2013 and 2012, respectively, and net income of $7,840,729 and $7,022,328 for the six months ended June 30, 2013 and 2012, respectively.

Recent Developments

LNG Business

As of June 30, 2013, we had invested $68.6 million in Phase I of the LNG project located in Jingbian Country, Shaanxi Province and expected to invest approximately an additional $0.1 million to satisfy installment payments to contractors. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Kunlun Energy Company Ltd. and Shanxi Guoyun Liquefied Natural Gas Ltd.. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

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

In addition, as of June 30, 2013, we had invested $51.4 million for the construction of phases II and III of Jingbian LNG plant. We estimate that a further aggregate investment of $190.9 million will need to be made through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant depends on the progress of the Bankruptcy.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station is in operation and developing the potential LNG market. As of June 30, 2013, 11 LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, eight of which have begun operations as of June 30, 2013.

On August 6, 2013, we suspended operations of Jingbian LNG factory for regular maintenance, which is expected to last approximately 20 days . The factory will resume full operational on August 26, 2013.

Hubei Province and Yangtze River

As of June 30, 2013, we had made certain progress in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. These approved LNG stations are currently under construction in Yidu City, Hubei Province.

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

As of June 30, 2013, we also engaged in developing market demand for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

During the first quarter of 2011, we closed one CNG fueling station in Shaanxi Province due to changes in market conditions, in October, 2011, we closed another CNG fueling station in Shaanxi Province because the district will be demolished for urban redevelopment, in March 2012, we acquired one CNG fueling station in Hubei Province, in April 2012, we closed one fueling station in Shaanxi Province due to the construction of main subway lines in Xi’an, in May 2012, we ceased operations of two fueling stations in Henan province due to adverse market conditions, we closed three fueling stations in September 2012, one fueling station in October 2012 and one fueling station in April 2013 in Shaanxi Province due to the change of the Company's strategy to reduce the scale of our CNG fueling stations, and focus on establishing of LNG fueling stations. During the third quarter of 2012, we disposed all the buildings, equipment, and other fixed assets of five CNG fueling stations. As a result, as of June 30, 2013, XXNGC and its subsidiary operated 19 CNG fueling stations in Shaanxi Province, 10 CNG fueling stations in Henan Province and one CNG fueling station in Hubei Province.

Four gasoline fueling stations were closed in November and December 2010, due to changes in market conditions in their respective local areas. During the first quarter of 2011, we reopened one of the previously closed gasoline fueling stations and during the second quarter of 2011, we closed another station. During the fourth quarter of 2011, we closed another two of our gasoline fueling stations due to changes in market situations. In March 2012, we acquired one station in Hubei Province. In December 2012, we closed one gasoline fueling stations due to changes in market situations. As of June 30, 2013, we operated two gasoline fueling stations.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful launch and development of our LNG business. On July 16, 2011, we completed most of the construction of Phase I of our LNG plant in Jingbian County, Shaanxi Province and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Revenues from the completed Phase I of the LNG plant have been realized during the third quarter of 2011. In addition, Phases II and III of the LNG plant are planned to add processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. As of June 30, 2013, 11 LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC signed a contract to buy 50 smart semi-trailers, eight of which have begun operations as of June 30, 2013.

Regulation of natural gas prices in the PRC. The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission, or the NDRC. Local pricing administrations have the discretion to set natural gas prices within the price range set by the PRC central government. In addition, natural gas procurement and sales prices are not uniform across China and may vary from province to province. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors that are outside of our control, including the regulation of natural gas products both on the national and local levels. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulations over natural gas prices in the PRC. On July 10, 2013, the NDRC issued a notification to raise natural gas price, and local pricing administrations will determine the adjusted price within their jurisdiction.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the six months ended June 30, 2013 and the estimated net operating loss carry-forwards for United States income tax purposes amounted to $13,435,918 as of June 30, 2013, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2033. Our management believes that the realization of the benefits arising from these net operating loss carry-forwards appears to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at June 30, 2013.

According to the laws of the State of Delaware, we are required to pay annual franchise tax to the state government based on the number of the authorized shares and the amount of total assets.  We paid $169,299 for annual franchise tax of 2011, and payment of the outstanding annual franchise tax of 2012 depends on the progress of the Bankruptcy.

The PRC

Our subsidiary, VIE and its subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western regions of the PRC such as Shaanxi Province, XXNGC and one of its subsidiaries, Jingbian Xilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), are subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC and SJLNG, which are subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC), Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC), Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd. (referred to as Makou, a wholly owned subsidiary of HBXNGC) and Xiantao City Jinhua Gas and Oil Co., Ltd. (referred to as XTJH, a holding subsidiary of HBXNGC) are subject to the 25% PRC income tax rate. Our effective income tax rate for the six months ended June 30, 2013 and 2012 were approximately 16.9% and 22.5%, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	2013	2012
Natural gas from fueling stations	$14,676,507	$17,247,050	$(2,570,543)	(14.9)%

Natural gas from pipelines	1,934,194	1,793,947	140,247	7.8%

Liquefied natural gas	15,154,551	15,886,807	(732,256)	(4.6)%

Gasoline	503,680	701,168	(197,488)	(28.2)%

Installation	1,507,476	1,815,270	(307,794)	(17.0)%

Automobile conversion	471,550	457,453	14,097	3.1%

Total	$34,247,958	$37,901,695	$(3,653,737)	(9.6)%

Overall. Total revenue for the three months ended June 30, 2013 decreased to $34,247,958 from $37,901,695 for the three months ended June 30, 2012, a decrease of $3,653,737 or 9.6%, due to the reasons discussed below. We sold 77,273,749 cubic meters of natural gas, including 35,350,139 cubic meters of CNG and 41,923,610 cubic meters (26,772.5 tons) of LNG, during the three months ended June 30, 2013, compared to 82,072,747 cubic meters of natural gas, including 40,624,237 cubic meters of CNG and 41,448,510 cubic meters (26,469.1 tons) of LNG during the three months ended June 30, 2012. For the three months ended June 30, 2013, 92.8% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 7.2% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations decreased by 14.9%, or $2,570,543, to $14,676,507 for the three months ended June 30, 2013, from $17,247,050 for the three months ended June 30, 2012, and contributed 42.9% of our total revenue for the three months ended June 30, 2013. During the three months ended June 30, 2013, we sold 29,235,059 cubic meters of CNG, compared to 35,034,467 cubic meters during the three months ended June 30, 2012, through our fueling stations. The main reason for the decrease in sales was due to the closure of three fueling stations in the second quarter of 2012, three fueling stations in the third quarter of 2012, one fueling station in October 2012, and one fueling station in April 2013 because of changes in market conditions. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the three months ended June 30, 2013 and 2012, net of VAT. With respect to average sales revenue and volume per station, in the three months ended June 30, 2013, we sold approximately $489,217 or 974,502 cubic meters of CNG per station, respectively, compared to approximately $483,517 or 982,183 cubic meters, respectively, in the three months ended June 30, 2012.

Natural Gas from Pipelines. Natural gas revenue from our pipelines increased by 7.8%, or $140,247, to $1,934,194 for the three months ended June 30, 2013, from $1,793,947 for the three months ended June 30, 2012, and contributed 5.6% of our total revenue for the three months ended June 30, 2013. As of June 30, 2013, we had 123,402 pipeline customers, an increase of 4,102 customers from 119,300 customers as of June 30, 2012. We sold 6,115,080 cubic meters of natural gas through our pipelines for the three months ended June 30, 2013, compared to 5,589,770 cubic meters for the three months ended June 30, 2012, an increase of 9.4%, primarily due to the increase in number of customers.

Liquefied Natural Gas. Revenue from LNG decreased by 4.6%, or $732,256, to $15,154,551 for the three months ended June 30, 2013, from $15,886,807 for the three months ended June 30, 2012, and contributed 44.2% of our total revenues for the three months ended June 30, 2013, which was the largest contributor to revenue among our major business lines. We sold 41,923,610 cubic meters (26,772.5 tons) of LNG for the three months ended June 30, 2013, compared to 41,448,510 cubic meters (26,469.1 tons) during the three months ended June 30, 2012, primarily due to the increased capacity of our LNG plant. The average unit selling price per cubic meter decreased slightly from $0.38 (RMB 2.42), net of VAT, in the three months ended June 30, 2012, to $0.36 (RMB 2.26), during the three months ended June 30, 2013.

Gasoline. Revenue from gasoline sales decreased by 28.2% or $197,488 to $503,680 for the three months ended June 30, 2013, from $701,168 for the three months ended June 30, 2012, and contributed 1.5% of our total revenue for the three months ended June 30, 2013. The decrease was primarily attributable to the sales volume decrease of 28.9% from 632,842 liters to 449,879 liters, because of the closure of one gasoline fueling stations in December 2012, due to the low gross margin of gasoline. The average unit sales price of gasoline decreased slightly from $1.11 (RMB 6.99) per liter, net of VAT, in the three months ended June 30, 2012 to $1.11 (RMB 6.93) per liter in the three months ended June 30, 2013.

Installation Services. Revenue from installation services decreased by 17.0% or $307,794 to $1,507,476, for the three months ended June 30, 2013 from $1,815,270 for the three months ended June 30, 2012, primarily as a result of the decrease in the number of our installation customers, and contributed 4.4% of our total revenue for the three months ended June 30, 2013. Revenue from our five largest customers accounted for 15.5%, 13.9%, 13.3%, 12.1% and 11.0%, respectively, of our total installation revenue for the three months ended June 30, 2013.

Automobile Conversion Services. Revenue from our automobile conversion division increased by 3.1% or $14,097 to $471,550 for the three months ended June 30, 2013, from $457,453 for the three months ended June 30, 2012, and contributed 1.4% of our total revenue for the three months ended June 30, 2013.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	2013	2012
Natural gas from fueling stations	$8,040,335	$9,452,986	$(1,412,651)	(14.9)%

Natural gas from pipelines	1,493,604	1,367,103	126,501	9.3%

Liquefied natural gas	12,163,027	11,642,427	520,600	4.5%

Gasoline	453,364	655,614	(202,250)	(30.8)%

Installation	555,946	670,582	(114,636)	(17.1)%

Automobile conversion	293,511	284,701	8,810	3.1%

Total	$22,999,787	$24,073,413	$(1,073,626)	(4.5)%

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

Our cost of revenue for the three months ended June 30, 2013 was $22,999,787, a decrease of $1,073,626 or 4.5% from $24,073,413 for the three months ended June 30, 2012, mainly attributable to the decrease of costs of revenue of natural gas sold through our fueling stations. As a comparison, our total revenues decreased by 9.6% for the three months ended June 30, 2013 from the three months ended June 30, 2012.

Natural Gas from Fueling Stations. Cost of revenue of natural gas sold through our fueling stations decreased by 14.9%, or $1,412,651 to $8,040,335 for the three months ended June 30, 2013, from $9,452,986 for the three months ended June 30, 2012, mainly due to the decrease in sales volume. The average procurement costs per cubic meter of our natural gas for our fueling stations decreased slightly from $0.27 (RMB 1.70), net of VAT, for the three months ended June 30, 2012, to $0.27 (RMB 1.68), net of VAT, for the three months ended June 30, 2013. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the three months ended June 30, 2013.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines increased by 9.3% or $126,501 to $1,493,604 for the three months ended June 30, 2013, from $1,367,103 for the three months ended June 30, 2012. The increase was primarily due to the increase in sales volume.

Liquefied Natural Gas. Cost of revenue from LNG was $12,163,027 for the three months ended June 30, 2013, an increase of $520,600 or 4.5% from $11,642,427 for the three months ended June 30, 2012. The reasons were that the average cost of revenue per cubic meter increased from $0.28 (RMB 1.77), net of VAT, for the three months ended June 30, 2012 to $0.29 (RMB 1.81) during the three months ended June 30, 2013 and that the increase in sales volume.

Gasoline. Cost of gasoline revenue decreased by 30.8% or $202,250 to $453,364 for the three months ended June 30, 2013, from $655,614 for the three months ended June 30, 2012. The decrease of cost of gasoline revenue was primarily due to the decrease in sales volume. The average procurement cost per liter decreased from $1.04 (RMB 6.53), net of VAT, for the three months ended June 30, 2012 to $1.00 (RMB 6.25), net of VAT, for the three months ended June 30, 2013.

Installation Services. Cost of revenue from our installation services decreased by 17.1% or $114,636 to $555,946 for the three months ended June 30, 2013 from $670,582 for the three months ended June 30, 2012, primarily as a result of the decrease in the number of our installation customers.

Automobile Conversion Services. Cost of our automobile conversion revenue increased by 3.1% or $8,810 to $293,511 for the three months ended June 30, 2013 from $284,701 for the three months ended June 30, 2012, which is consistent with the increase in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	2013	2012
Natural gas from fueling stations	$6,636,172	$7,794,064	$(1,157,892)	(14.9)%

Natural gas from pipelines	440,590	426,844	13,746	3.2%

Liquefied natural gas	2,991,524	4,244,380	(1,252,856)	(29.5)%

Gasoline	50,316	45,554	4,762	10.5%

Installation	951,530	1,144,688	(193,158)	(16.9)%

Automobile conversion	178,039	172,752	5,287	3.1%

Total	$11,248,171	$13,828,282	$(2,580,111)	(18.7)%

We earned a gross profit of $11,248,171 for the three months ended June 30, 2013, a decrease of $2,580,111 or 18.7%, from $13,828,282 for the three months ended June 30, 2012. The decrease in gross profit was primarily attributable to the decrease in gross profit of natural gas from fueling stations and LNG.

Gross Margin

Gross margin for natural gas sold through our fueling stations remained stable at 45.2% for the three months ended June 30, 2013 and 2012.

Gross margin for natural gas sold through pipelines was 22.8% for the three months ended June 30, 2013, decreased slightly from 23.8% for the three months ended June 30, 2012.

Gross margin for our LNG business was 19.7% for the three months ended June 30, 2013, decreased from 26.7% for the three months ended June 30, 2012, attributable to the decrease of sales price and increase of processing costs of LNG. This gross margin is lower than that of CNG sold through fueling stations, because till June 30, 2013, we had been selling the greatest part of LNG to industrial customers at wholesale price. We expect that the gross margin of LNG sales will be improved as eight semi-trailers have begun operations as of June 30, 2013, selling LNG to vehicles at retail price, with a gross margin of approximately 50%.

Gross margin for gasoline sales increased from 6.5% for the three months ended June 30, 2012 to 10.0% for the three months ended June 30, 2013, primarily due our average purchasing costs of gasoline had decreased at a greater rate than that of our average sales price of gasoline.

Gross margin for our installation business remained stable at 63.1% for the three months ended June 30, 2013 and 2012.

Gross margin for our automobile conversion business remained stable at 37.8% for the three months ended June 30, 2013 and 2012.

Our total gross margin decreased from 36.5% for the three months ended June 30, 2012 to 32.8% for the three months ended June 30, 2013, primarily due to the decrease in gross margin for our LNG business.

Operating Expenses

We incurred operating expenses of $7,211,506 for the three months ended June 30, 2013, a decrease of $44,387 or 0.6%, from $7,255,893 for the three months ended June 30, 2012.

Selling expenses increased by $414,173 or 7.4% to $6.034,037 for the three months ended June 30, 2013, from $5,619,864 for the three months ended June 30, 2012, primarily due to the increase of $316,412 in transportation expense associated with our LNG business. Transportation cost during the three months ended June 30, 2013 was approximately $2,813 per million cubic meters of natural gas, compared to $2,788 per million cubic meters of natural gas for the three months ended June 30, 2012.

General and administrative expenses decreased by $458,560 or 28.0% from $1,636,029 for the three months ended June 30, 2012 to $1,177,469 for the three months ended June 30, 2013, primarily attributable to the decrease of $151,930 in legal expenses, $148,038 in stock based compensation and $147,063 in franchise tax.

Income from Operations and Operating Margin

Income from operations decreased by $2,535,724, or 38.6%, to $4,036,665 for the three months ended June 30, 2013 from $6,572,389 for the three months ended June 30, 2012, primarily attributable to the decrease in gross profit of natural gas from fueling stations and LNG as discussed above. Our operating margin for the three months ended June 30, 2013 was 11.8%, as compared to 17.3% for the three months ended June 30, 2012.

Non-Operating Income (Expense)

Non-operating expense was $156,790 for the three months ended June 30, 2013, primarily due to the interest expense of $171,992 related to the loan from Pudong Development Bank Xi’an Branch. On a comparable basis, non-operating expense was $246,679 for the three months ended June 30, 2012, primarily due to the interest expense of $275,643 related to the loan from Pudong Development Bank during the three months ended June 30, 2012.

Provision for Income Tax

Income tax was $705,467 for the three months ended June 30, 2013, as compared to $1,251,128 for the three months ended June 30, 2012. The effective income tax rate decreased from 19.8% to 18.2% over this period, primarily attributable to the reduced income tax rate of 15% enjoyed by JBLNG beginning on January 1, 2013.

Net income

Net income decreased to $3,174,408 for the three months ended June 30, 2013, by $1,900,174, or 37.4%, from $5,074,582 for the three months ended June 30, 2012. Net margin decreased to 9.3% for the three months ended June 30, 2013 from 13.4% for the three months ended June 30, 2012, primarily due to the decrease in gross profit of natural gas from fueling stations and LNG.

Six months Ended June 30, 2013 Compared to Six months Ended June 30, 2012

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	2013	2012
Natural gas from fueling stations	$32,397,849	$35,134,902	$(2,737,053)	(7.8)%

Natural gas from pipelines	3,835,981	4,222,741	(386,760)	(9.2)%

Liquefied natural gas	27,711,490	24,969,848	2,741,642	11.0%

Gasoline	978,679	1,527,063	(548,384))	(35.9)%

Installation	3,905,309	3,431,078	474,231	13.8%

Automobile conversion	917,980	893,381	24,599	2.8%

Total	$69,747,288	$70,179,013	$(431,725)	(0.6)%

Overall. Total revenue for the six months ended June 30, 2013 decreased to $69,747,288 from $70,179,013 for the six months ended June 30, 2012, a decrease of $431,725 or 0.6%, due to the reasons discussed below. We sold 153,989,413 cubic meters of natural gas, including 77,167,792 cubic meters of CNG and 76,821.621 cubic meters (49,174,8 tons) of LNG, during the six months ended June 30, 2013, compared to 152,297,039 cubic meters of natural gas, including 84,803,533 cubic meters of CNG and 67,493,506 cubic meters (42,301.9 tons) of LNG during the six months ended June 30, 2012. For the six months ended June 30, 2013, 91.7% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 8.3% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations. Natural gas revenue from our fueling stations decreased by 7.8%, or $2,737,053, to $32,397,849 for the six months ended June 30, 2013, from $35,134,902 for the six months ended June 30, 2012, and contributed 46.5% of our total revenue for the six months ended June 30, 2013, which was the largest contributor to revenue among our major business lines. During the six months ended June 30, 2013, we sold 65,109,913 cubic meters of CNG, compared to 71,420,087 cubic meters during the six months ended June 30, 2012, through our fueling stations. The main reason for the decrease in sales was due to the closure of three fueling stations in the second quarter of 2012, three fueling stations in the third quarter of 2012, one fueling station in October 2012, and one fueling station in April 2013 because of changes in market conditions. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the six months ended June 30, 2013 and 2012, net of VAT. With respect to average sales revenue and volume per station, in the six months ended June 30, 2013, we sold approximately $1,062,225 or 2,134,751 cubic meters of CNG per station, respectively, compared to approximately $962,600 or 1,956,715 cubic meters, respectively, in the six months ended June 30, 2012.

Natural Gas from Pipelines. Natural gas revenue from our pipelines decreased by 9.2%, or $386,760, to $3,835,981for the six months ended June 30, 2013, from $4,222,741 for the six months ended June 30, 2012, and contributed 5.5% of our total revenue for the six months ended June 30, 2013. As of June 30, 2013, we had 123,402 pipeline customers, an increase of 4,102 customers from 119,300 customers as of June 30, 2012. We sold 12,057,878 cubic meters of natural gas through our pipelines for the six months ended June 30, 2013, compared to 13,383,446 cubic meters for the six months ended June 30, 2012, a decrease of 9.9%, primarily due to the lost of a major commercial customer in Xi’an.

Liquefied Natural Gas. Revenue from LNG increased by 11.0%, or $2,741,642, to $27,711,490 for the six months ended June 30, 2013, from $24,969,848 for the six months ended June 30, 2012, and contributed 39.7% of our total revenues for the six months ended June 30, 2013. We sold 76,821.621 cubic meters (49,174.8 tons) of LNG for the six months ended June 30, 2013, compared to 67,493,506 cubic meters (42,301.9 tons) during the six months ended June 30, 2012, primarily due to the increased capacity of our LNG plant. The average unit selling price per cubic meter decreased slightly from $0.37 (RMB 2.33), net of VAT, in the six months ended June 30, 2012, to $0.36 (RMB 2.25), during the six months ended June 30, 2013.

Gasoline. Revenue from gasoline sales decreased by 35.9% or $548,384 to $978,679 for the six months ended June 30, 2013, from $1,527,063 for the six months ended June 30, 2012, and contributed 1.4% of our total revenue for the six months ended June 30, 2013. The decrease was primarily attributable to the sales volume decrease of 40.9% from 1,452,493 liters to 858,501 liters, because of the closure of one gasoline fueling stations in December 2012, due to the low gross margin of gasoline. The average unit sales price of gasoline increased from $1.05 (RMB 6.62) per liter, net of VAT, in the six months ended June 30, 2012 to $1.14 (RMB 7.11) per liter in the six months ended June 30, 2013, compensating for the significant decrease in sales volume to a certain degree.

Installation Services. Revenue from installation services increased by 13.8% or $474,231 to $3,905,309, for the six months ended June 30, 2013 from $3,431,078 for the six months ended June 30, 2012, and contributed 5.6% of our total revenue for the six months ended June 30, 2013. Revenue from our five largest customers accounted for 12.3%, 9.9%, 9.2%, 7.4% and 6.2%, respectively, of our total installation revenue for the six months ended June 30, 2013.

Automobile Conversion Services. Revenue from our automobile conversion division increased by 2.8% or $24,599 to $917,980 for the six months ended June 30, 2013, from $893,381 for the six months ended June 30, 2012, and contributed 1.3% of our total revenue for the six months ended June 30, 2013.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	2013	2012
Natural gas from fueling stations	$17,778,291	$19,378,011	$(1,599,720)	(8.3)%

Natural gas from pipelines	2,929,143	3,221,130	(291,987)	(9.1)%

Liquefied natural gas	21,942,962	19,138,234	2,804,728	14.7%

Gasoline	874,025	1,443,758	(569,733)	(39.5)%

Installation	1,471,589	1,258,465	213,124	16.9%

Automobile conversion	574,516	549,063	25,453	4.6%

Total	$45,570,526	$44,988,661	$581,865	1.3%

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

Our cost of revenue for the six months ended June 30, 2013 was $45,570,526, an increase of $581,865 or 1.3% from $44,988,661 for the six months ended June 30, 2012, mainly attributable to the increase of costs of revenue of natural gas sold through our liquefied natural gas. As a comparison, our total revenues decreased by 0.6% for the six months ended June 30, 2013 from the six months ended June 30, 2012.

Natural Gas from Fueling Stations. Cost of revenue of natural gas sold through our fueling stations decreased by 8.3%, or $1,599,720 to $17,778,291 for the six months ended June 30, 2013, from $19,378,011 for the six months ended June 30, 2012, mainly due to the decrease in sales volume. The average procurement costs per cubic meter of our natural gas for our fueling stations decreased slightly from $0.27 (RMB 1.71), net of VAT, for the six months ended June 30, 2012, to $0.27 (RMB 1.68), net of VAT, for the six months ended June 30, 2013. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the six months ended June 30, 2013.

Natural Gas from Pipelines. Cost of revenue of our natural gas sold through our pipelines decreased by 9.1% or $291,987 to $2,929,143 for the six months ended June 30, 2013, from $3,221,130 for the six months ended June 30, 2012. The decrease was primarily due to the decrease in sales volume.

Liquefied Natural Gas. Cost of revenue from LNG was $21,942,962 for the six months ended June 30, 2013, an increase of $2,804,728 or 14.7% from $19,138,234 for the six months ended June 30, 2012, mainly due to the increase in sales volume. The average cost of revenue per cubic meter increased from $0.28 (RMB 1.79), net of VAT, for the six months ended June 30, 2012 to $0.29 (RMB 1.78) during the six months ended June 30, 2013.

Gasoline. Cost of gasoline revenue decreased by 39.5% or $569,733 to $874,025 for the six months ended June 30, 2013, from $1,443,758 for the six months ended June 30, 2012. The decrease of cost of gasoline revenue was primarily due to the decrease in sales volume. The average procurement cost per liter increased from $0.99 (RMB 6.26), net of VAT, for the six months ended June 30, 2012 to $1.02 (RMB 6.35), net of VAT, for the six months ended June 30, 2013.

Installation Services. Cost of revenue from our installation services increased by 16.9% or $213,124 to $1,471,589 for the six months ended June 30, 2013 from $1,258,465 for the six months ended June 30, 2012, primarily as a result of the increase in the number of our installation customers.

Automobile Conversion Services. Cost of our automobile conversion revenue increased by 4.6% or $25,453 to $574,516 for the six months ended June 30, 2013 from $549,063 for the six months ended June 30, 2012.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	2013	2012
Natural gas from fueling stations	$14,619,558	$15,756,891	$(1,137,333)	(7.2)%

Natural gas from pipelines	906,838	1,001,611	(94,773)	(9.5)%

Liquefied natural gas	5,768,528	5,831,614	(63,086)	(1.1)%

Gasoline	104,654	83,305	21,349	25.6%

Installation	2,433,720	2,172,613	261,107	12.0%

Automobile conversion	343,464	344,318	(854)	(0.2)%

Total	$24,176,762	$25,190,352	$(1,013,590)	(4.0)%

We earned a gross profit of $24,176,762 for the six months ended June 30, 2013, a decrease of $1,013,590 or 4.0%, from $25,190,352 for the six months ended June 30, 2012. The decrease in gross profit was primarily attributable to the decrease in gross profit of natural gas from fueling stations.

Gross Margin

Gross margin for natural gas sold through our fueling stations increased from 44.8% for the six months ended June 30, 2012 to 45.1% for the six months ended June 30, 2013, primarily due to lower purchasing cost of natural gas.

Gross margin for natural gas sold through pipelines was 23.6% for the six months ended June 30, 2013, decreased slightly from 23.7% for the six months ended June 30, 2012.

Gross margin for our LNG business was 20.8% for the six months ended June 30, 2013, decreased from 23.4% for the six months ended June 30, 2012, attributable to the decrease of sales price and increase of processing costs of LNG. This gross margin is lower than that of CNG sold through fueling stations, because till June 30, 2013, we had been selling the greatest part of LNG to industrial customers at wholesale price. We expect that the gross margin of LNG sales will be improved as eight semi-trailers have begun operations as of June 30, 2013, selling LNG to vehicles at retail price, with a gross margin of approximately 50%.

Gross margin for gasoline sales increased from 5.5% for the six months ended June 30, 2012 to 10.7% for the six months ended June 30, 2013, primarily due our average sales price of gasoline had increased at a greater rate than that of our average purchasing costs of gasoline.

Gross margin for our installation business decreased to 62.3% for the six months ended June 30, 2013, from 63.3% for the six months ended June 30, 2012, primarily attributable to the increase in material price.

Gross margin for our automobile conversion business decreased from 38.5% for the six months ended June 30, 2012 to 37.4% for the six months ended June 30, 2013, primarily attributable to the increase in price of conversion material.

Our total gross margin decreased from 35.9% for the six months ended June 30, 2012 to 34.7% for the six months ended June 30, 2013, primarily due to the decrease in gross margin for our LNG business.

Operating Expenses

We incurred operating expenses of $14,297,350 for the six months ended June 30, 2013, a decrease of $620,989 or 4.2%, from $14,918,339 for the six months ended June 30, 2012.

Selling expenses increased by $1,017,227 or 9.6% to $11,587,891 for the six months ended June 30, 2013, from $10,570,664 for the six months ended June 30, 2012, primarily due to the increase of $741,257 in transportation expense associated with our LNG business and $119,569 in rental expenses. Transportation cost during the six months ended June 30, 2013 was approximately $3,000 per million cubic meters of natural gas, compared to $2,758 per million cubic meters of natural gas for the six months ended June 30, 2012.

General and administrative expenses decreased by $1,638,216 or 37.7% from $4,347,675 for the six months ended June 30, 2012 to $2,709,459 for the six months ended June 30, 2013, primarily attributable to the decrease of $516,217 in preliminary expenses, $185,866 in auditing fee, $156,962 in depreciation, $148,038 in stock based compensation and $147,063 in franchise tax.

Income from Operations and Operating Margin

Income from operations decreased by $392,601, or 3.8%, to $9,879,412 for the six months ended June 30, 2013 from $10,272,013 for the six months ended June 30, 2012, primarily attributable to the decrease in gross profit of natural gas sold through our fueling stations as discussed above. Our operating margin for the six months ended June 30, 2013 was 14.2%, as compared to 14.6% for the six months ended June 30, 2012.

Non-Operating Income (Expense)

Non-operating expense was $447,755 for the six months ended June 30, 2013, primarily due to the interest expense of $361,371 related to the loan from Pudong Development Bank Xi’an Branch. On a comparable basis, non-operating expense was $1,207,086 for the six months ended June 30, 2012, primarily due to the interest expense of $707,680 related to the loan from Pudong Development Bank during the six months ended June 30, 2012, and the foreign currency exchange loss of $504,446 during the six months ended June 30, 2012, mainly attributable to the loss on the Abax Senior Notes caused by material appreciation of the RMB against USD in recent years because such notes were denominated in RMB, while the repayment of the principals as well as interest should be made in USD equivalent.

Provision for Income Tax

Income tax was $1,590,928 for the six months ended June 30, 2013, as compared to $2,042,599 for the six months ended June 30, 2012. The effective income tax rate decreased from 22.5% to 16.9% over this period, primarily attributable to the reduced income tax rate of 15% enjoyed by JBLNG beginning on January 1, 2013.

Net income

Net income increased to $7,840,729 for the six months ended June 30, 2013, by $818,401, or 11.7%, from $7,022,328 for the six months ended June 30, 2012. Net margin increased to 11.2% for the six months ended June 30, 2013 from 10.0% for the six months ended June 30, 2012, primarily due to the decrease in non-operating expense, and reduction of income tax rate enjoyed by JBLNG.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. Due to accelerated repayment of the Abax Senior Notes, 25% of the principal of the loan from SPDB, and the short-term loans from Mr. Hao Qu, all of which are payable within one year from June 30, 2013, our current liabilities were larger than current assets as of June 30, 2013, resulting in negative working capital. On May 17, 2012, May 18, 2012, November 1, 2012, February 16, 2013, March 28, 2013, May 17, 2013 and May 18, 2013, we entered into agreements with Mr. Hao Qu to extend the maturity dates of certain borrowing totaling $2.68 million to 2013 and 2014.

As of June 30, 2013, we had $7,385,901 of cash and cash equivalents on hand, compared to $10,857,456 of cash and cash equivalents as of December 31, 2012. The decrease was primarily attributable to the construction of pipelines in Shaanxi Province and LNG fueling stations in Hubei Provice, and the repayment of the loans from Shanghai Pudong Development Bank.

Net cash provided by operating activities was $9,992,381 for the six months ended June 30, 2013, compared to net cash provided by operating activities of $18,849,590 for the six months ended June 30, 2012.The decrease was primarily due to the increase in advances to suppliers, accounts receivable and other receivable, and adjustments for non-cash expense items.

Net cash used in investing activities decreased from $16,168,320 for the six months ended June 30, 2012 to $11,220,546 for the six months ended June 30, 2013, due to decrease in payment for acquisition of property and equipment and intangible assets.

Net cash used in financing activities was $2,404,500 for the six months ended June 30, 2013, primarily due to the repayment of the principals of the long term loan from SPDB and payable to the JV. On a comparable basis, net cash used in financing activities was $6,017,475 for the six months ended June 30, 2012, primarily due to the repayment of the principals of the Abax Senior Notes and of the long term loan from Shanghai Pudong Development Bank (or “SPDB”), and increase in restricted cash.

Based on our past performance and current expectations, we believe our cash and cash equivalents, as well as cash generated from operations, will satisfy only a small part of our working capital needs. On February 8, 2013, an Involuntary Petition for Bankruptcywas filed against the Company by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. On or about June 26, 2013, the Company filed a consent to the Involuntary Petition. On July 12, 2013, the Order for Relief was entered in the Bankruptcy Court.

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

Capital Expenditures

Our planned capital expenditures as of June 30, 2013 were approximately $209.8 million, the majority of which were to be incurred in connection with Phase II and III of the LNG facility in Jingbian County, Shaanxi Province, the construction of additional fueling stations and compressor stations, and the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures mainly through cash flows from operations as well as through potential bank loans or other forms of borrowing.

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

On February 8, 2013, an Involuntary Petition for Bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”). The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. On or about June 26, 2013, the Company filed a consent to the Involuntary Petition. On July 12, 2013, the Order for Relief was entered in the Bankruptcy Court.

Long-Term Loan

On February 26, 2010, JBLNG entered into a fixed assets loan contract with SPDB, pursuant to which the SPDB agreed to lend $18,564,000 to JBLNG. SPDB transferred $13,923,000 and $4,641,000 to JBLNG on March 17 and May 28, 2010, respectively. The applicable interest rate of this loan is the standard three- to five-year rate issued by the People’s Bank of China’s, 5.76% for the first year and subject to adjustment commencing the second year. As the People’s Bank of China adjusted the standard interest rate several times in 2011 and 2010, beginning January 1, 2012 the interest rate of these loans had been adjusted to 6.90%. As the People’s Bank of China lowered the standard interest rate twice in June and July 2012, beginning January 1, 2013 the interest rate of these loans is 6.40%. The repayment term was amended in October 2011. According to the amended contract, the loan period is 58 months from the date of effectiveness of the contract, and will be repaid twice a year, with the last repayment no later than December 5, 2014. The loan is guaranteed by XXNGC and secured by XXNGC’s equipment and vehicles located within PRC. Pursuant to the long-term loan agreement with Pudong Development Bank Xi’an Branch, the Company repaid the principal of $798,000 (RMB 5,000,000), $3,990,000 (RMB 25,000,000), $798,000 (RMB 5,000,000), $3,990,000 (RMB 25,000,000) and $1,603,000 (RMB 10,000,000) to the SPDB on October 10, 2011, December 5, 2011, March 5, 2012, December 5, 2012 and March 5, 2013, respectively.

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

Contractual Obligations

Our contractual obligations are as follows:

			Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Senior notes(1)	$39,150	39,150
Operating lease obligations(2)	39,747	643	4,452	4,243	30,409
Purchase obligations (3)	5,258	5,258
Other liabilities reflected on balance sheet (4)	17,500	17,500
Related party debt (5)	2,680	2,680
Long-term loan	8,100	4,860	3,240
Total	$112,435	70,091	7,692	4,243	30,409

(1) Please refer to Note 6 to our consolidated financial statements for the six months ended June 30, 2013.

(2) The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered in numerous office leases where the premises are located in various cities in the PRC such as Xi’an, Wuhan, Yichang, Huangshi, and Yidu.

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

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of June 30, 2013, we maintained long-term natural gas purchase agreements with one of our vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd. (“Qinshui Lanyan”) which expires on December 31, 2015. We do not expect any issues or difficulties in renewing our supply contracts with the vendor going forward.

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

The balance sheet amounts, with the exception of equity, were translated at the June 30, 2013 exchange rate of RMB 6.17 to $1.00 as compared to RMB 6.30 to $1.00 at December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2013 and 2012 were RMB 6.24 and RMB 6.30 to $1.00, respectively.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2013 and December 31, 2012, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2013 and 2012.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the six months ended June 30, 2013, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the six months ended June 30, 2013:

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

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2012), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at June 30, 2013 were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about June 6, 2013, the Court entered a judgment in the SEC action, memorializing a settlement of the SEC Action agreed to by the Company and the staff of the SEC (the “SEC Settlement”). Pursuant to the SEC Settlement, without the Company admitting or denying any allegations against it, a judgment was entered that: (a) permanently restrains and enjoins the Company from future violations of Section 17(a)(2) of the Securities Act and Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder; and (b) orders the Company to pay an aggregate civil penalty in the amount of $815,000 (the “Settlement Payment”) pursuant to Section 20(d) of the Securities Act and Section 21(d)(3) of the Exchange Act. The Settlement Payment is due on or before August 6, 2013.

The Company’s Settlement Payment is being held in escrow pending approval of the Settlement Payment by the Bankruptcy Court. A hearing has been scheduled in the Bankruptcy Court for approval of the SEC Settlement on August 6, 2013.

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

On July 30, 2012, Ji filed a motion to dismiss the Delaware Complaint. On August 14, 2012, the Company and the remaining Delaware Director Defendants filed a motion to stay or dismiss the Delaware Complaint. The parties agreed, with the approval of the Court, to bifurcate briefing on the motion to stay and the motions to dismiss. On October 16, 2012, after briefing and oral argument, the Chancery Court stayed the separate derivative claim against Ji pending the outcome of the SEC investigation and Federal Securities Action, but denied the motion to stay as to the other counts in the Delaware Complaint against the Delaware Director Defendants and directed the parties to proceed with briefing on the motions to dismiss without prejudice to the Plaintiffs’ right to amend the Delaware Complaint. The Court also stayed all discovery pending the outcome of the motions to dismiss. On July 2, 2013, the Court approved a stipulation among the parties providing that the Plaintiffs would file an amended complaint on or before the earlier to occur of (i) any date directed by this Court, or (ii) twenty-one (21) days after notice from any party that Plaintiffs are required to do so, which notice may be given at any time. As a result of the October 16, 2012 Order and the July 2, 2013 Stipulation and Order, the case is effectively stayed pending a notice from one of the parties in the case instructing Plaintiffs to file an amended complaint, or the issuance by the Court of an order directing that the Plaintiffs file an amended complaint.

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

As disclosed above, on February 8, 2013, an Involuntary Petition for Bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”). The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. On or about June 26, 2013, the Company filed a consent to the Involuntary Petition. On July 12, 2013, the Order for Relief was entered in the Bankruptcy Court.

d)	Vandevelde v. China Natural Gas, Inc., et al. (Skeway v. China Natural Gas, Inc.) (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint. On April 1, 2013, the Company notified the Court that certain of the Company’s creditors had filed an involuntary petition for bankruptcy and that, under the U.S. Bankruptcy Code, the filing of that petition operates as an automatic stay of the suit. On April 9, 2013, the Court entered an order administratively closing the case and directing the parties to notify the Court when either the bankruptcy litigation had been resolved or one of the individual defendants was served, so that the Court could reopen the case or take other appropriate action. At the time the Court administratively closed the case, the Company’s motion to dismiss the second amended complaint was fully briefed but had not yet been decided by the Court. On June 17, 2013, the plaintiffs filed a motion seeking permission to effect service on the individual defendants through the Company’s former counsel in a separate action, which the Company has opposed. That motion is pending. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Previously disclosed in the Current Report on Form 8-K filed on September 11, 2012.

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

China Natural Gas, Inc.

August 14, 2013	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	By:	/s/ Zhaoyang Qiao
Zhaoyang Qiao
Chief Financial Officer
(Principal Financial and Accounting Officer)

