Form 10-Q
period 2013-09-30
China Natural Gas, Inc.
filed 2013-11-14
CIK 1120830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 2013 or

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2013 was 21,458,654.

CHINA NATURAL GAS, INC.
AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
China Natural Gas, Inc.

We have reviewed the accompanying interim consolidated balance sheets of China Natural Gas, Inc. (“the Company”) as of September 30, 2013 and December 31, 2012, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the three and nine month periods ended September 30, 2013 and 2012.  These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
November 8, 2013	Certified Public Accountants

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	Note	September 30, 2013	(Audited) December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3(f)	$10,334,452	$10,857,456
Accounts receivable, net	3(g)	2,714,988	2,148,379
Other receivables, net		346,234	458,605
Employee advances	3(h)	336,286	399,031
Inventories	3(i)	3,011,956	2,473,933
Advances to suppliers		11,187,066	4,869,606
Prepaid expense and other current assets		4,558,512	3,541,431
Total current assets		32,489,494	24,748,441

Investment in unconsolidated joint ventures	3(j)	-	1,587,000
Property and equipment, net	3(k)	210,683,183	179,515,563
Construction in progress	3(l)	34,821,916	53,393,933
Goodwill	3(m), 4	862,561	839,806
Other intangible assets	4	21,176,688	21,400,924
Prepaid expenses and other assets	5	7,463,106	7,015,142
TOTAL ASSETS		$307,496,948	$288,500,809

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Senior notes- current maturities	6	$38,908,332	$38,352,498
Current portion of bank loan payable	7	4,890,000	4,761,000
Redeemable liabilities - warrants		17,500,000	17,500,000
Accounts payable and accrued liabilities		9,281,250	6,756,278
Other payable - related party		845,226	1,616,429
Short-term borrowing - related party		2,679,945	2,679,945
Unearned revenue		5,481,579	3,663,570
Accrued interest		3,320,356	1,936,584
Taxes payable		1,233,722	2,232,546
Total current liabilities		84,140,410	79,498,850

LONG-TERM LIABILITIES:
Bank loan payable, net of current portion	7	3,260,000	4,761,000
Long-term payables		313,913	-
Total long-term liabilities	7	3,573,913	4,761,000

Total liabilities		$87,714,323	$84,259,850

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share, 5,000,000 authorized, none issued and outstanding		$-	$-
Common stock, par value $0.0001 per share, 45,000,000 authorized, 21,458,654 issued and outstanding at September 30, 2013 and December 31, 2012, respectively		2,145	2,145
Additional paid-in capital		83,649,675	83,501,637
Accumulated other comprehensive income		28,103,067	21,276,931
Statutory reserves	10	12,955,189	11,818,087
Retained earnings		94,768,161	87,410,615
Noncontrolling interests		304,388	231,544
Total stockholders' equity		219,782,625	204,240,959
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$307,496,948	$288,500,809

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Natural gas	$29,708,201	$27,903,522	$93,653,522	$92,231,013
Gasoline	452,626	647,061	1,431,305	2,174,124
Installation and others	1,870,301	2,511,199	6,693,589	6,835,658
	32,031,128	31,061,782	101,778,416	101,240,795

Cost of revenues
Natural gas	21,240,267	18,950,048	63,890,663	60,687,423
Gasoline	390,100	616,290	1,264,125	2,060,048
Installation and others	835,162	1,013,647	2,881,267	2,821,175
	22,465,529	20,579,985	68,036,055	65,568,646

Gross profit	9,565,599	10,481,797	33,742,361	35,672,149

Operating expenses
Selling	6,059,053	6,503,728	17,646,944	17,074,392
General and administrative	2,124,371	1,255,336	4,833,830	5,603,011
	8,183,424	7,759,064	22,480,774	22,677,403

Income from operations	1,382,175	2,722,733	11,261,587	12,994,746

Other income (expense):
Interest income	10,350	22,084	31,046	42,683
Interest expense	(173,293)	(277,347)	(534,664)	(985,027)
Loss on disposal of fixed assets	(251)	(4,017,726)	(57,654)	(4,017,726)
Loss on sales of long term investment	(350)	-	(80,500)	-
Other income (expense), net	(64,078)	133,625	(28,336)	119,295
Change in fair value of warrants	-	1,233	-	4
Foreign currency exchange loss	(1,546)	2,634	(6,815)	(501,812)
	(229,168)	(4,135,497)	(676,923)	(5,342,583)

Income before income tax	1,153,007	(1,412,764)	10,584,664	7,652,163

Provision for income tax	426,244	87,239	2,017,172	2,129,838

Net income	726,763	(1,500,003)	8,567,492	5,522,325
Less: Income (loss) attributable to noncontrolling interests	13,256	23,594	72,844	(175,589)
Net income attributable to China Natural Gas, Inc.	713,507	(1,523,597)	8,494,648	5,697,914

Other comprehensive income
Foreign currency translation gain	2,029,574	(844,824)	6,826,136	896,392
Comprehensive income	$2,743,081	$(2,368,421)	$15,320,784	$6,594,306

Weighted average shares outstanding
Basic	21,458,654	21,458,654	21,458,654	21,458,654
Diluted	21,458,654	21,458,654	21,458,654	21,458,654

Earnings per share

Basic	$0.03	$(0.07)	$0.40	$0.27
Diluted	$0.03	$(0.07)	$0.40	$0.27

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

			Additional	Accumulative Other		Retained Earnings		Total
	Common Stock		Paid-in	Comprehensive	Non-controlling	Statutory		Stockholders'
	Shares	Amount	Capital	Income	Interest	Reserve	Unrestricted	Equity
Balance at 1/1/2012	21,458,654	$2,145	$82,909,485	$19,817,493	$-	$10,124,710	$77,903,478	$190,757,311
Stock based compensation	-	-	592,152	-	-	-	-	592,152
Purchases of a Noncontrolling interest equity	-	-	-	-	394,789	-	-	394,789
Cumulative translation adjustment	-	-	-	1,459,438	-	-	-	1,459,438
Net income	-	-	-	-	(163,245)	-	11,200,514	11,037,269
Appropriation of retain earnings	-	-	-	-	-	1,693,377	(1,693,377)	-
Balance at 12/31/2012	21,458,654	$2,145	$83,501,637	$21,276,931	$231,544	$11,818,087	$87,410,615	$204,240,959

Balance at 1/1/2013	21,458,654	$2,145	$83,501,637	$21,276,931	$231,544	$11,818,087	$87,410,615	$204,240,959
Stock based compensation	-	-	148,038	-	-	-	-	148,038
Cumulative translation adjustment	-	-	-	6,826,136	-	-	-	6,826,136
Net income	-	-	-	-	72,844	-	8,494,648	8,567,492
Appropriation of retain earnings	-	-	-	-	-	1,137,102	(1,137,102)	-
Balance at 9/30/2013	21,458,654	$2,145	$83,649,675	$28,103,067	$304,388	$12,955,189	$94,768,161	$219,782,625

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to China Natural Gas, Inc.	8,494,648	5,697,914
Add: income (loss) attributable to noncontrolling interests	72,844	(175,589)
Net income	8,567,492	5,522,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,757,202	10,443,635
Provision for doubtful accounts	50,970	200,984
Loss on disposal of equipment	57,654	4,017,726
Loss on sales of long term investment	80,500	-
Stock-based compensation	148,038	444,114
Change in fair value of warrants	-	(4)
Change in assets and liabilities:
Accounts receivable	(553,131)	1,067,790
Other receivables	(301,293)	170,241
Employee advances	72,453	(526,366)
Inventories	(465,213)	(1,365,120)
Advances to suppliers	(8,101,755)	(2,458,489)
Prepaid expense and other current assets	(890,060)	3,049,626
Accounts payable and accrued liabilities	3,158,456	325,648
Unearned revenue	1,697,655	1,176,182
Accrued interest	1,383,772	440,838
Taxes payable	(1,046,317)	(1,432,165)
Net cash provided by operating activities	14,616,423	21,076,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for acquisition of property and equipment	(1,649,846)	(4,129,677)
Proceeds from sales of property and equipment	7,209	2,850,914
Proceeds from sales of long term investment	724,500	(13,107,944)
Additions to construction in progress	(11,894,106)	(418,295)
Prepayment on long-term assets	(239,593)	(656,179)
Payment for acquisition of business	-	(1,768,049)
Payment for intangible assets	-	-
Net cash used in investing activities	(13,051,836)	(17,229,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowing and other payable, related parties	(805,000)	-
Repayment of long-term debt	(1,610,000)	(792,500)
Repayment of senior notes	-	(3,333,334)
Increase in restricted cash	-	(740,084)
Net cash (used in) provided by financing activities	(2,415,000)	(4,865,918)

Effect of exchange rate changes on cash and cash equivalents	327,409	206

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(523,004)	(1,017,977)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,857,456	9,622,883

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,334,452	$8,604,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$417,884	$718,541
Income taxes paid	$2,009,997	$3,330,382

Non-cash transactions for investing and financing activities:
Construction materials transferred to Construction in progress	$-	$67,058
Construction in progress transferred to property and equipment	$33,786,303	$19,380,905
Capitalized interest - amortization of discount of notes payable and issuance cost	$-	$6,107,601
Other assets transferred to construction in progress	$126,957	$2,577,107

See Accompanying Notes to the Financial Statements and Accountant’s Report.

CHINA NATURAL GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

Note 1 - Organization

Organization and Line of Business

China Natural Gas, Inc. (the “Company,” “our,” “us” or “we”) was incorporated in the State of Delaware on March 31, 1999. The Company through its wholly owned subsidiaries and variable interest entity (“VIE”), Xi’an Xilan Natural Gas Co., Ltd. (“XXNGC”) and subsidiaries of its VIE, which are located in Hong Kong, Shaanxi Province, Henan Province and Hubei Province in the People’s Republic of China (“PRC”), engages in sales and distribution of natural gas and gasoline to commercial, industrial and residential customers through fueling stations and pipelines, construction of pipeline networks, installation of natural gas fittings and parts for end-users, and conversions of gasoline-fueled vehicles to hybrid (natural gas/gasoline) powered vehicles at automobile conversion sites. The consolidated balance sheets as of September 30, 2013 and December 31, 2012 and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012 include the accounts of China Natural Gas, Inc. and subsidiaries and VIE. Our subsidiaries are: Xilan Energy Co. Ltd. (“XEC”), Shaanxi Xilan Natural Gas Equipment Co. Ltd (“SXNGE”), Hubei Xian Natural Gas Co., Ltd (“HBXNG”), Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), Shaanxi Jingbian Liquefied Natural Gas Co. Ltd (“JBLNG”), Henan Xilan Natural Gas Co. Ltd (“HXNGC”), Xi’an Xilan Auto Body Shop Co, Ltd. (“XXABC”) , Hanchuan Makou Yuntong Compressed Natural Gas Co., Ltd (“Makou”) and Xiantao City Jinhua Gas And Oil Co., Ltd. (“XTJH”).

Note 2 – Going Concern Uncertainties

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2013, the Company had working capital deficit of current liabilities exceeding current assets by $51,650,916 due to the default of its senior notes payable. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) obtainment of new short-term bank loans to finance our working capital, and long-term loans to fund our capital expenditure projects. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

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

On February 21, 2006, the Company formed SXNGE as a wholly foreign owned enterprise (“WFOE”) under the laws of the PRC. Through SXNGE, the Company entered into exclusive arrangements with XXNGC and its shareholders that give the Company the ability to substantially influence XXNGC’s daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of XXNGC and it consolidates its accounts as a VIE. The Company’s arrangements with XXNGC consist of the following agreements:

⋅ Consulting Service Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE and XXNGC, SXNGE provides XXNGC exclusive consulting services with respect to XXNGC’s general business operations, human resources and research and development. In return, XXNGC pays a quarterly service fee to SXNGE, which is equal to XXNGC’s revenue for such quarter. The term of this agreement is indefinite unless SXNGE notifies XXNGC of its intention to terminate this agreement. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

⋅ Operating Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, SXNGE agrees to fully guarantee XXNGC’s performance of all operations-related contracts, agreements or transactions with third parties and, in return, XXNGC agrees to pledge all of its assets, including accounts receivable, to SXNGE. The XXNGC shareholders party to this operating agreement agree to, among other things, appoint as XXNGC’s directors, individuals recommended by XXNGC, and appoint SXNGE’s senior officers as XXNGC’s general manager, chief financial officer and other senior officers. The term of this agreement is indefinite unless SXNGE notifies XXNGC of its intention to terminate this agreement with 30 days prior notice. XXNGC may not terminate this agreement during its term. This agreement is retroactive to March 8, 2006.

⋅ Equity Pledge Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, to secure the payment obligations of XXNGC under the consulting service agreement described above, the XXNGC shareholders party to this equity pledge agreement have pledged to SXNGE all of their equity ownership interests in XXNGC. Upon the occurrence of certain events of default specified in this agreement, SXNGE may exercise its rights and foreclose on the pledged equity interest. Under this agreement, the pledgors may not transfer the pledged equity interest without SXNGE’s prior written consent. This agreement will also be binding upon successors of the pledgor and transferees of the pledged equity interest. The term of the pledge is two years after the obligations under the Consulting Service Agreement have been fulfilled. This agreement is retroactive to March 8, 2006.

⋅ Option Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders party to this option agreement irrevocably granted to SXNGE, or any third party designated by SXNGE, the right to acquire, in whole or in part, the respective equity interests in XXNGC of these XXNGC shareholders. The option agreement can be terminated by SXNGE by notifying XXNGC of its intention to terminate this agreement with 30 days prior notice. The option agreement is retroactive to March 8, 2006.

⋅ Addendum to the Option Agreement, dated August 8, 2008. Under this addendum to the option agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders irrevocably granted to SXNGE an option to purchase the XXNGC shareholders’ additional equity interests in XXNGC (the “Additional Equity Interest”) in connection with any increase in XXNGC’s registered capital subsequent to the execution of the option agreement described above, at $1.00 or the lowest price permissible under applicable law at the time that SXNGE exercises the option to purchase the Additional Equity Interest. The option agreement can be terminated by SXNGE by notifying XXNGC of its intention to terminate this agreement with 30 days prior notice. This addendum is retroactive to June 30, 2008.

⋅ Proxy Agreement, dated August 17, 2007. Under this agreement entered into between SXNGE, on the one hand, and XXNGC and certain shareholders of XXNGC, on the other hand, the XXNGC shareholders irrevocably granted to SXNGE the right to exercise their shareholder voting rights, including attendance at and voting of their shares at shareholders meetings in accordance with the applicable laws and XXNGC’s articles of association. This agreement is retroactive to March 8, 2006.

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

The balance sheet amounts, with the exception of equity, were translated at the September 30, 2013 exchange rate of RMB 6.14 to $1.00 as compared to RMB 6.30 to $1.00 at December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2013 and 2012 were RMB 6.21 and RMB 6.31 to $1.00, respectively.

(f.)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC, and private sector banks in Hong Kong and the United States. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board (“HKDPB”) insured limits for the banks located in Hong Kong or may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of September 30, 2013 and December 31, 2012, the Company had total deposits of $9,522,078 and $10,481,343, respectively, without insurance coverage or in excess of HKDPB or FDIC insured limits. The Company has not experienced any losses to date as a result of this policy.

(g.)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of the allowance.

Management considers accounts past due after three months. Delinquent account balances are allowed for when management has determined that the likelihood of collection is not probable. Uncollectible receivables are written off against the allowance for doubtful accounts when identified. The Company recorded allowances for doubtful accounts in the amount of $61,196 and $9,340 as of September 30, 2013 and December 31, 2012, respectively.

(h.)	Employee Advances

From time to time, the Company advances predetermined amounts based upon internal Company policy to certain employees and internal units. As of September 30, 2013 and December 31, 2012, the Company had employee advances in the amount of $336,286 and $399,031, respectively.

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

The following are the details of the inventories:

	September 30, 2013	December 31, 2012
Materials and supplies	$2,525,021	$2,108,837
Liquefied natural gas	328,065	113,203
Gasoline	158,870	251,893
	$3,011,956	$2,473,933

(j.)	Investments in Unconsolidated Joint Ventures

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

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives as follows:

Office equipment	5 years
Operating equipment	5-20 years
Vehicles	5 years
Buildings and improvements	5-30 years

The following are the details of the property and equipment:

	September 30, 2013	December 31, 2012
Office equipment	$1,119,358	$936,749
Operating equipment	211,189,990	176,463,908
Vehicles	4,342,820	4,228,255
Buildings and improvements	45,858,871	38,557,910
Total property and equipment	262,511,039	220,186,822
Less accumulated depreciation	(51,827,856)	(40,671,259)
Property and equipment, net	$210,683,183	$179,515,563

Depreciation expense for the three months ended September 30, 2013 and 2012 was $3,655,239 and $3,375,601, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $10,259,814 and $9,915,078, respectively.

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

As of September 30, 2013 and December 31, 2012, the Company had construction in progress in the amount of $34,821,916 and $53,393,933, respectively. Interest cost capitalized into construction in progress for the three months ended September 30, 2013 and 2012 amounted to $425,926 and $4,493,138, respectively. Interest cost capitalized into construction in progress for the nine months ended September 30, 2013 and 2012 amounted to $1,263,889, and $7,389,545, respectively.

Construction in progress at September 30, 2013 and December 31, 2012 is set forth in the table below. The column of “estimated additional cost to complete” reflects the amounts currently estimated by management to be necessary to complete the relevant project. As of September 30, 2013, the Company was not contractually or legally obligated to expend the estimated additional cost to complete these projects, except to the extent reflected in Note 14 – Commitments and Contingencies to the consolidated financial statements.

Project Description	Location	September 30, 2013		Commencement date	Expected completion date	Estimated additional cost to complete
Fangzhi District	Fangzhi District, Xi’an, PRC	11,555,351		October 2010	December 2014	6,000,000
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	$8,171,249	(1)	December 2006	December 2015	$190,500,000	(2)
Men Street Project	Lantian County, Shaanxi Province, PRC	2,291,977		December 2011	December 2013	200,000
Three-in-One LNG Fueling Stations	Hubei Province, PRC	2,180,091		January 2013	February 2014	1,300,000
LNG Fueling Stations	Shaanxi & Henan Province, PRC	1,942,802		Various	Various	10,750,000
Sa Pu Mother Station	Henan Province, PRC	1,507,577		July 2008	June 2015	5,800,000
Other Construction in Progress Costs	PRC	7,172,869		Various	Various	800,000
		$34,821,916				$215,350,000

Project Description	Location	December 31, 2012	Commencement date	Expected completion date	Estimated additional cost to complete
Phase I of LNG Project	Jingbian County, Shaanxi Province, PRC	$8,424,350	December 2006	March 2014	$94,000
Phases II and III of LNG Project	Jingbian County, Shaanxi Province, PRC	14,660,048	December 2006	December 2015	192,800,000
Fangzhi District	Fangzhi District, Xi’an, PRC	8,904,054	October 2010	December 2013	4,120,000
Sa Pu Mother Station	Henan Province, PRC	1,376,421	July 2008	June 2013	6,100,000
International Port(6)	International Port District, Xi’an, PRC	9,835,400	May 2009	December 2020	295,300,000
LNG fueling stations	Shaanxi & Henan Province, PRC	1,646,358	Various	Various	11,050,000
Other Construction in Progress Costs	PRC	8,547,302	Various	Various	1,200,000
		$53,393,933			$510,664,000

(1)	Includes $3,158,697 of construction cost and $5,012,552 of capitalized interest for Phases II and III of the LNG project

15

(2)
This amount reflects the estimated costs of Phases II and III of the LNG project from September 30, 2013 to December 31, 2015, including an estimated $177 million of construction costs and $14 million of capitalized interest. Such costs should be able to finance the construction of a facility capable of processing 3 million cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year.

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

We evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the assets might be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on our review, no impairment indicators were noted at September 30, 2013.

(o.)	Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and provide disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

⋅	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

⋅
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

⋅	Level 3 inputs to the valuation methodology are unobservable.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Carrying Value at	Fair Value Measurement at
	September 30,	September 30, 2013
	2013	Level 1	Level 2	Level 3
Redeemable liability – warrants	$17,500,000	$-	$17,500,000	$-
Total liability measured at fair value	$17,500,000	$-	$17,500,000	$-

	Carrying Value at	Fair Value Measurement at
	December 31,	December 31, 2012
	2012	Level 1	Level 2	Level 3
Redeemable liability – warrants	$17,500,000	$-	$17,500,000	$-
Total liability measured at fair value	$17,500,000	$-	$17,500,000	$-

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

The warrants expired at October 26, 2012. The Company recognized a loss of $0 and $4 for the three and nine months ended September 30, 2013, to reflect the change in fair value of the warrants.

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

FASB’s accounting standard regarding income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As at September 30, 2013 and December 31, 2012, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2013 and 2012.

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

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC and JBLNG for the three months ended September 30, 2013 and 2012 amounted to approximately $224,524 and $0, respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the three months ended September 30, 2013 and 2012, from $0.03 to $0.02 and $(0.07) to $(0.07), respectively.

The estimated tax savings as a result of the reduced tax rate enjoyed by XXNGC and JBLNG for the nine months ended September 30, 2013 and 2012 amounted to approximately $1,213,066 and $851,491 respectively. The net effect on earnings per share, had the income tax been applied, would decrease basic and diluted earnings per share for the nine months ended September 30, 2013 and 2012, from $0.40 to $0.34 and $0.27 to $0.23, respectively.

China Natural Gas, Inc. was incorporated in the United States and has incurred net operating loss for income tax purpose for the period ended September 30, 2013. The estimated net operating loss carry-forwards for United States income tax purposes amounted to $14,660,942 as of September 30, 2013, which may be available to reduce future years' taxable income. These carry-forwards will expire, if not utilized through 2033. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2013 and December 31, 2012 for net deferred tax assets resulting from net operating loss carry forwards, stock based compensation and warrants liability. Management reviews this valuation allowance periodically and makes adjustments as warranted. The valuation allowances were as follows:

Valuation allowance	For the nine months ended September 30, 2013	For the years ended December 31, 2012
Balance, beginning of period	$5,286,456	$4,222,489
Increase	735,445	1,063,967
Balance, end of period	$6,021,901	$5,286,456

Provision for income tax is as follow:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Current	$426,244	$87,239	$2,017,172	$2,129,838
Deferred	-	-	-	-
	$426,244	$87,239	$2,017,172	$2,129,838

The following is a reconciliation of the provision for income tax at the PRC tax rate, to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Tax expense at statutory rate-US	35.0%	35.0%	35.0%	35.0%
Changes in valuation allowance-US	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Foreign income tax rate-PRC	25.0%	25.0%	25.0%	25.0%
Effect of favorable tax rate	(8.6)%	-	(9.2)%	(7.5)%
Other item (1)	20.6%	(31.2)%	3.3%	10.3%
Total provision for income taxes	37.0%	(6.2)%	19.1%	27.8%

(1)
The 20.6% mainly represents $1,225,024 in expenses incurred by the Company that are not deductible in the PRC for the three months ended September 30, 2013. The (31.2)% represents loss of $261,626 incurred by XXNGC for the three months ended September 30, 2012. The 3.3% mainly represents $2,101,272 in expenses incurred by the Company that are not deductible in the PRC for the nine months ended September 30, 2013. The 10.3% represents $2,767,311 in expenses incurred by the Company that are not deductible in the PRC for the nine months ended September 30, 2012.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $82,358,306 as of September 30, 2013, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

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

Note 4 –Goodwill and Other Intangible Assets

Goodwill is the amount the Company paid to acquire 100% of the equity interests of Makou and 58.5284% of the equity interests of XTJH in excess of the fair value of Makou and XTJH’s identifiable assets and liabilities, respectively. Annual impairment testing is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized during the period ended September 30, 2013 and 2012.

Other intangible assets include primarily the technical license related to liquefied natural gas business, which consisted of the following:

	September 30, 2013	December 31, 2012
Operating rights	$5,476,303	$5,339,474
Technical license (LNG)	9,927,563	10,072,170
Land use rights	5,757,667	5,971,006
Other	15,155	18,274
Total	$21,176,688	$21,400,924

The operating rights are deemed to have an indefinite useful life as cash flows are expected to continue indefinitely. The operating rights will not be amortized until their useful life is deemed to be no longer indefinite.

The technical license (LNG) is being amortized over its estimated useful life of 20 years. Amortization expense for the three months ended September 30, 2013 and 2012 was $138,659 and $134,988, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $412,391 and $405,988, respectively. Accumulated amortization at September 30, 2013 was $1,206,152.

The land use rights are being amortized over their estimated useful life of 30 years. For the three months ended September 30, 2013 and 2012, amortization expense amounted to $41,564 and $40,567, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense amounted to $123,619 and $121,700, respectively. As of September 30, 2013, accumulated amortization was approximately $470,023.

Estimated amortization for the next five years and thereafter is as follows:

2013	$178,670
2014	714,681
2015	714,681
2016	703,800
2017	703,800
thereafter	9,709,881
$12,725,513

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	September 30, 2013	December 31, 2012
Prepaid rent – natural gas stations	$495,180	$501,599
Prepayment for acquiring land use right	1,304,000	1,269,600
Advances on purchasing equipment and construction in progress	4,251,327	4,286,898
Refundable security deposits	1,412,599	957,045
Total	$7,463,106	$7,015,142

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

Further, on September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. The Demand Notice stated that if the Company failed to meet the demand, the Holders intend to pursue all of its legal rights under the transaction documents, including, without limitation:

⋅	Requiring the Trustee to initiate suit in the courts of New York with respect to the Company’s failure to pay the entire amount due to the Holders under the Senior Notes;

⋅	Initiating involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

⋅	Initiating arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

⋅	Exercising its rights under the Warrant Agreement to require the redemption of all Warrants held by it at the Redemption Price (as defined therein); and

⋅
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

Senior notes consist of the following:

	September 30, 2013	December 31, 2012
Notes payable	$38,908,332	$38,352,498
Less discount	-	-
	38,908,332	38,352,498
Less current portion	(38,908,332)	(38,352,498)
	$-	$-

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

In connection with the issuance of the Senior Notes, the Company paid $2,122,509 in debt issuance costs, which are being amortized over the life of the Senior Notes. The Company amortized all outstanding amounts of debt issuance costs during the third quarter of 2012. For the three and nine months ended September 30, 2012, the Company amortized $312,418 and $517,334 of the issuance costs, which was recorded as capitalized interest included in construction in progress.

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

The Abax Warrants are considered derivative instruments required to be bifurcated from the original security because there is a redemption requirement if the holder does not exercise the Warrants. If Abax does not exercise the Abax Warrants prior to their expiration date of January 29, 2015, Abax can require the Company to repurchase the Abax Warrants for $17,500,000. This amount is shown as a debt discount and is being amortized over the term of the Senior Notes. The Company amortized all outstanding amounts of debt discount during the third quarter of 2012. For the three and nine months ended September 30, 2012, the Company amortized $3,754,794 and $5,590,267 of the discounts, which were capitalized into construction in progress. The Holders have asserted that by virtue of the Default the Company is obliged to redeem the Warrants and pay to the Holders $17.5 million. The Company disputes the amount allegedly owed, and has been in negotiation with the Holders but has not able to come to a resolution with the Holders.

Note 7 –Bank Loan Payable

The Company’s bank loan payable as of September 30, 2013 consists of:

	September 30, 2013	December 31, 2012
A loan from Pudong Development Bank Xi’an Branch, due various dates from 2013 to 2014	$8,150,000	$9,522,000
Less current portion	(4,890,000)	(4,761,000)
	$3,260,000	$4,761,000

The loan is secured by XXNGC’s equipment and vehicles located within the PRC. The carrying net value of the assets pledged is $9,199,246 as of September 30, 2013. Interest expense for the three and nine months ended September 30, 2013 was $135,996 and $417,884, respectively (interest rate applied at September 30, 2013 was 6.40%). Interest expense for the three and nine months ended September 30, 2012 was $236,958 and $718,541, respectively (interest rate applied at September 30, 2012 was 6.90%). According to the loan agreement, the interest rate is fixed throughout each single year and will only be adjusted at the beginning of the next year, based on the base interest rate on the same category of loans for the same term published by the People’s Bank of China. XXNGC also entered into a guaranty with the lender to guarantee the repayment of the loans. According to an amendment to the loan agreement with the Bank, which was signed on October 2011, the Company is required to make repayments on the long term loan as follows:

Date	Repayment Percentage	Repayment Amount
October 5, 2011 (paid on October 10, 2011)	4.2%	$815,000
December 5, 2011 (paid on December 5, 2011)	20.8%	4,075,000
March 5, 2012 (paid on March 5, 2012)	4.2%	815,000
December 5, 2012 (paid on December 5, 2012)	20.8%	4,075,000
March 5, 2013 (paid on March 5, 2013)	8.3%	1,630,000
December 5, 2013	16.7%	3,260,000
March 5, 2014	8.3%	1,630,000
December 5, 2014	16.7%	3,260,000
	100.0%	$19,560,000

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

Note 8 – Warrants

No warrants were granted, forfeited or exercised during the nine months ended September 30, 2013 and 2012, respectively.

The following is a summary of warrants outstanding and exercisable as of September 30, 2013 and 2012:

Warrants Outstanding and Exercisable as of September 30, 2013

Exercise Price	Number	Average Remaining Contractual Life
$7.37	1,450,000	1.33
	1,450,000

Warrants Outstanding and Exercisable as of September 30, 2012

Exercise Price	Number	Average Remaining Contractual Life
$14.86	383,654	0.07
$7.37	1,450,000	2.33
	1,833,654

Note 9 – Defined Contribution Plan

The Company is required to participate in a defined contribution plan operated by the local municipal government in accordance with PRC law and regulations. The contribution was $146,090 and $171,241 for the three months ended September 30, 2013 and 2012, respectively. The contribution was $534,607 and $473,463 for the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013 and December 31, 2012, the remaining amount needed to fulfill the 50% registered capital requirement was approximately $60,837,319 and $61,974,421, respectively.

b) Stock-based Compensation

2009 Stock Option and Stock Award Plan

On March 11, 2009, the Board approved by written consent the China Natural Gas, Inc. 2009 Employee Stock Option and Stock Award Plan (the “Plan”). Pursuant to the Plan, there are currently 1,460,000 shares of common stock of the Company authorized for issuance and the Company has granted 669,900 stock options as of September 30, 2013, of which 274,750 have been exercised and 176,700 have been cancelled and are available for reissuance. Thus, there are currently 966,800 shares of common stock of the Company available for future issuance under the Plan and 218,450 options outstanding. The exercise price for all of the outstanding options is $4.90 per share.

Compensation expense of $0 and $148,038 was recorded during the three months ended September 30, 2013 and 2012, respectively, relating to options granted under the Plan. Compensation expense of $148,038 and $444,114 was recorded during the nine months ended September 30, 2013 and 2012, respectively, relating to options granted under the Plan.

As of September 30, 2013, all the compensation expense had been recognized.

The following is a summary of the status of stock options outstanding and exercisable as of September 30, 2013:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Exercise Price	Number	Average Remaining Contractual Life
$4.90	218,450	1.5 years	$4.90	218,450	1.5 years

Note 11 – Earnings per Share

The following is a calculation of basic and diluted earnings per common share:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share
Net income	$713,507	$(1,523,597)	$8,494,648	$5,697,914

Weighted shares outstanding-Basic	21,458,654	21,458,654	21,458,654	21,458,654

Earnings per share-Basic	$0.03	$(0.07)	$0.40	$0.27

Diluted earnings per share

Net income	$713,507	$(1,523,597)	$8,494,648	$5,697,914

Weighted shares outstanding-Basic	21,458,654	21,458,654	21,458,654	21,458,654
Effect of diluted securities-Warrants	-	-	-	-
Effect of diluted securities-Options	-	-	-	-
Weighted shares outstanding-Diluted	21,458,654	21,458,654	21,458,654	21,458,654

Earnings per share –Diluted	$0.03	$(0.07)	$0.40	$0.27

The Company had outstanding warrants of 1,450,000 as of September 30, 2013. For the three and nine months ended September 30, 2013, all 1,450,000 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods. The Company had outstanding warrants of 1,833,654 as of September 30, 2012. For the three and nine months ended September 30, 2012, all 1,833,654 outstanding warrants were excluded from the diluted earnings per share calculation as the exercise price was greater than the average stock price during these periods.

The Company had 218,450 outstanding employee stock options as of September 30, 2013 and 2012. For the three and nine months ended September 30, 2013 and 2012, the outstanding options were excluded from the diluted earnings per share calculation as the exercise price was greater than the average option price during these periods.

Note 12 – Related Party Transactions

  a)    Other payable - related party

On February 24, 2011, the Company borrowed $793,500 from the JV for working capital purposes. This payable is due on demand with no interest rate, and is offset to $0 on February 27, 2013, as we transferred our investment in JV to Shaanxi Jinyuan investment Co., Ltd.

As of September 30, 2013, the Company borrowed a total of $845,226 from Ms. Rongxiu Xiang, a manager and shareholder of XTJH, for working capital purposes. This payable is due on demand with no interest rate.

   b)    Borrowings from related party

As of September 30, 2013, the Company borrowed a total of $2,679,945 from Mr. Hao Qu, a former employee of XXNGC and a shareholder of the Company, for working capital purposes. The loans were originally due in one year and required interest of 4.4075% per year, which is the annual USD lending rate applied by the Bank of China. The principal and interest was required to be paid on specified due dates beginning on February 16, 2012 through October 31, 2012. On May 17, 2012, May 18, 2012, November 1, 2012, February 16, 2013, March 28, 2013, May 17, 2013 and May 18, 2013 the Company entered into agreements with Mr. Qu, pursuant to which certain borrowings would be due in 2013 and 2014, rather than in 2012, and would bear a higher rate of interest. The Company has not repaid any principal of the borrowings to date.

Borrowings from Mr. Qu at September 30, 2013, consist of the following:

Short-term maturing on
February 15, 2013, at 6.2250% (extended to February 15, 2014)	$900,000
March 27, 2013, at 6.2250% (extended to March 27, 2014)	$420,000
May 16, 2013, at 6.2250%(extended to May 16, 2014)	$699,975
May 17, 2013, at 6.2250%(extended to May 17, 2014)	$299,970
October 31, 2013, at 6.2250%	$360,000
$2,679,945

Borrowings from Mr. Qu at December 31, 2012, consist of the following:

Short-term maturing on
February 15, 2013, at 6.2250% (extended to February 15, 2014)	$900,000
March 27, 2013, at 6.2250% (extended to March 27, 2014)	$420,000
May 16, 2013, at 6.2250%	$699,975
May 17, 2013, at 6.2250%	$299,970
October 31, 2013, at 6.2250%	$360,000
$2,679,945

Note 13 –Concentrations

Concentration of natural gas vendors:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Number of natural gas vendors	6	6	6	6
Percentage of total natural gas purchases	87%	89%	74%	86%

As of September 30, 2013 and December 31, 2012, the Company had $3,489,597 and $407,717, respectively, prepayment to its major suppliers.

The Company maintained long-term natural gas purchase agreements with one of its vendors, Qinshui Lanyan Coal Bed Methane Co., Ltd (“Qinshui Lanyan”) as of September 30, 2013. Company’s management reports that it does not expect any issues or difficulty in renewing the supply contracts with these vendors going forward.

Note 14 – Commitments and Contingencies

Lease Commitments

The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into four office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in Yidu, PRC. The minimum future payments for leasing land use rights and offices at September 30, 2013 are follows:

Year ending December 31, 2013	322,877
Year ending December 31, 2014	2,406,575
Year ending December 31, 2015	2,020,083
Year ending December 31, 2016	1,991,624
Year ending December 31, 2017	2,235,261
Thereafter	30,231,493
Total	$39,207,913

For the three months ended September 30, 2013 and 2012, the land use right and office lease expenses were $604,605 and $582,885, respectively. For the nine months ended September 30, 2013 and 2012, the land use right and office lease expenses were $1,833,885 and $1,703,549, respectively.

Property and Equipment Purchase Commitments

As of September 30, 2013, the Company has purchase commitments totaling $10,015,787 for materials, supplies, services and property and equipment for constructing the LNG plant and other construction projects.

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

Legal Proceedings

Other than described below, there have been no material developments in the legal proceedings in which we were involved during the nine months ended September 30, 2013. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company’s Settlement Payment was approved by the Bankruptcy Court and has been paid.

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

Further, on September 10, 2012, the Company received a demand notice from the Holders’ legal counsel on behalf of the Holder for the payment of all amounts owing under the Senior Notes (the “Demand Notice”) within 15 days from the date of the Demand Notice. The Demand Notice stated that if the Company failed to meet the demand, the Holders intend to pursue all of its legal rights under the transaction documents, including, without limitation:

⋅    Requiring the Trustee to initiate suit in the courts of New York with respect to the Company’s failure to pay the entire amount due to the Holders under the Senior Notes;

⋅    Initiating involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

⋅    Initiating arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

⋅    Exercising its rights under the Warrant Agreement to require the redemption of all Warrants held by it at the Redemption Price (as defined therein); and

⋅    All other rights under the transaction documents relating to the Senior Notes in relation to the Default, which may include, foreclosing on the security interest in 65% of all outstanding equity interest of the Company’s wholly owned subsidiary, Shaanxi Xilan Natural Gas Equipment Co., Ltd., and all funds in the account where the proceeds from the Senior Notes were deposited.

In addition to the demands disclosed above, the Holders have also asserted that by virtue of the Default the Company is obliged to redeem the Warrants and to pay to the Holders $17.5 million, and has taken action to redeem the Warrants. The Company disputes the amount allegedly owed.

As disclosed above, on February 8, 2013, an Involuntary Petition for Bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., Abax Nai Xin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”). The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. On June 26, 2013, the Company filed a consent to the Involuntary Petition. On July 9, 2013, the Order for Relief was entered in the Bankruptcy Court, effectively placing the Company in Chapter 11 bankruptcy as a debtor-in-possession, pursuant to sections 1107-1108 of the Bankruptcy Code. Thereafter, the Company filed motions seeking the retention of Schiff Hardin LLP as its attorneys and authorizing the designation of J. Gregg Pritchard of Warren Street Global, Inc. as the Company’s Chief Restructuring Officer ("CRO"). Both motions were granted by the Bankruptcy Court. The Company has also filed its Statement of Financial Affairs and its Schedules of Assets and Liabilities with the Bankruptcy Court, as required by Rule 1007 of the Federal Rules of Bankruptcy Procedure.

Pursuant to section 1121 of the Bankruptcy Code, as a debtor-in-possession, the Company has an "exclusive period" of 120 days from the date of entry of the Order for Relief (the "exclusivity period’) within which only the Company may file a plan of reorganization or liquidation, and thereafter solicit votes for acceptance or rejection of the plan. Because the Company’s efforts to develop a plan to emerge from bankruptcy are ongoing, the Company filed a timely motion to extend its exclusivity period, which is scheduled to be heard by the Bankruptcy Court on November 13, 2013. The Company has also filed a standard motion to set a "bar date" by which all creditors must file a proof of claim against CNG or be forever barred from doing so (the "Bar Date Motion"). The Bar Date Motion is also scheduled to be heard by the Bankruptcy Court on November 13, 2013.

d)     Vandevelde v. China Natural Gas, Inc., et al. (Skeway v. China Natural Gas, Inc.) (Case No. 1:10CV00728, United States District Court for the District of Delaware (the "Court")). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amended complaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint. On April 1, 2013, the Company notified the Court that certain of the Company’s creditors had filed an involuntary petition for bankruptcy and that, under the U.S. Bankruptcy Code, the filing of that petition operates as an automatic stay of the suit. On April 9, 2013, the Court entered an order administratively closing the case and directing the parties to notify the Court when either the bankruptcy litigation had been resolved or one of the individual defendants was served, so that the Court could reopen the case or take other appropriate action. At the time the Court administratively closed the case, the Company’s motion to dismiss the second amended complaint was fully briefed but had not yet been decided by the Court. On August 19, 2013, the plaintiffs filed with the Court proof that it had served one of the individual defendants nearly two months earlier. On August 22, 2013, the Court entered an order re-opening the case. In that order, the Court stated that, while it was re-opening the case, the stay remains in effect as to the Company. On September 9, 2013, the plaintiffs requested that the clerk enter a default against the individual defendant who had been served, which the clerk did on the following day. The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

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

Overview

We are an integrated natural gas operator in the People’s Republic of China (referred to herein as China or the PRC), primarily involved in distribution of compressed natural gas, or CNG, through the CNG fueling stations owned by our variable interest entity, or VIE, Xi’an Xilan Natural Gas Co., Ltd. (referred to as XXNGC). As of September 30, 2013 our VIE owned and operated 26 CNG fueling stations, including 19 CNG fueling stations in Shaanxi Province, 6 CNG fueling stations in Henan Province and 1 CNG fueling station in Hubei Province. Our VIE owns our CNG fueling stations while we lease the land upon which our VIE-owned CNG fueling stations operate. For the three months ended September 30, 2013, we sold 25,551,230 cubic meters of CNG through our fueling stations, compared to 31,749,431 cubic meters for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we sold 90,661,144 cubic meters of CNG through our fueling stations, compared to 103,169,517 cubic meters for the nine months ended September 30, 2012. Our VIE and its subsidiary, Lingbao Yuxi Natural Gas Co. Ltd. (“LYNG”), also install natural gas pipelines for, and distribute and sell piped natural gas to, residential and commercial customers in the city of Xi’an in Shaanxi Province, including Lantian County, and the districts of Lintong and Baqiao, and in the city of Lingbao in Henan Province, through a high pressure pipeline network of approximately 120 kilometers.

In addition, we have expanded into liquefied natural gas (“LNG”) business and generate significant revenue from the LNG business. Our first LNG production facility, Shaanxi Jingbian Liquefied Natural Gas Co. Ltd. (“JBLNG”), located in Jingbian County, Shaanxi Province, commenced commercial production and sales on July 16, 2011. As of September 30, 2013, we had begun construction of 11 LNG fueling stations in Shaanxi, Henan and Hubei Provinces. Our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, 8 of which have begun operations as of September 30, 2013.

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

Current Operations

We currently operate five main business lines:

•
distribution and sales of CNG through our VIE-owned CNG fueling stations serving hybrid (natural gas/gasoline) powered vehicles. As of September 30, 2013, our VIE owned and operated 26 fueling stations in total;

•
installation, distribution and sales of piped natural gas to residential and commercial customers through our VIE-owned pipelines. We distributed and sold piped natural gas to approximately  123,631  residential customers as of September 30, 2013;

•
production and sales of LNG through our LNG production facility in Jingbian County, Shaanxi Province. Revenues from commercial production and sales of LNG started on July 16, 2011. We have 8 semi-trailers in operation  serving LNG powered vehicles as of September 30, 2013.

•
distribution and sales of gasoline through our VIE-owned CNG fueling stations for gasoline and hybrid (natural gas/gasoline) powered vehicles (two of our VIE-owned CNG fueling stations were selling gasoline as of September 30, 2013); and

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

We had total revenues of $32,031,128 and $31,061,782 for the three months ended September 30, 2013 and 2012, respectively, and revenues of $101,778,416 and $101,240,795 for the nine months ended September 30, 2013 and 2012, respectively. We had net income of $732,296 and net loss of $1,500,003 for the three months ended September 30, 2013 and 2012, respectively, and net income of $8,573,025 and $5,522,324 for the nine months ended September 30, 2013 and 2012, respectively.

Recent Developments

LNG Business

As of September 30, 2013, we had invested $68.7 million in Phase I of the LNG project located in Jingbian Country, Shaanxi Province. We commenced test runs of Phase I of the LNG plant during 2010 and, in December 2010, we conducted and completed further test runs, including testing the operation of various components and equipments of the plant. We completed production preparation and trial production in June 2011. On July 16, 2011, we completed most of the construction of Phase I of the LNG plant and began commercial production and sale of LNG. As of September 30, 2013, construction of Phase I of the LNG plant has been completed and all facilities have been transferred to fixed assets. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Customers of our LNG business mainly include city gas companies supplying industrial, commercial and residential pipeline end users, such as ENN Energy Holdings Ltd., Kunlun Energy Company Ltd. and Shanxi Guoyun Liquefied Natural Gas Ltd. The launch of the LNG plant is an important part of our integration strategies, which include strategic plans to develop our own network of LNG fueling stations in Shaanxi, Henan and Hubei Provinces.

The total expected cost of $68.7 million for the construction of Phase I of the LNG project was higher than what we originally anticipated. The increased costs were attributable to unforeseen cost overruns and escalations, including increased material and labor costs incurred to reinforce pilings based upon modified engineering analysis, and increased prices for land use rights, which we believe resulted from the energy resource exploration activities in nearby areas. Construction of Phase I of the LNG plant experienced delays due to policy changes with respect to tariff exemptions for core equipment imported by the Company and the increased international shipment time for ordered equipment.

In addition, as of September 30, 2013, we had invested $53.7 million for the construction of phases II and III of Jingbian LNG plant. We estimate that a further aggregate investment of $190.5 million will be needed through December 2015 to finance the construction of Phase II and III of the LNG plant, which, upon completion, will have a processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. The expected completion date of Phase II and III of the LNG plant is December 2015.

On September 2, 2010, we announced the completion of our first LNG fueling station. The station is located in Hongqing District, Xi'an, and we believe it is the first LNG fueling station in Shaanxi Province. The LNG fueling station is in operation and developing the potential LNG market. As of September 30, 2013, 11 LNG fueling stations were under construction in various locations in Shaanxi, Henan and Hubei Provinces, and our VIE, XXNGC signed a contract with Zhangjiagang CIMC Sanctum Cryogenic Equipment Co., Ltd to buy 50 smart semi-trailers, 8 of which have begun operations as of September 30, 2013.

We successfully completed the regular maintenance of our Jingbian LNG factory, which spanned a period of 15 days. The factory resumed full operational on August 21, 2013.

Hubei Province and Yangtze River

As of September 30, 2013, we had made certain progress in the expansion of both our CNG and LNG businesses into Hubei Province. In April 2010, we received the approval from local government authorities in Hubei Province to build LNG fueling stations, both inland and in harbors, and reserve LNG stations, along the Yangtze River. In early 2013, we commenced construction of a three-in-one LNG fueling station in Hubei Province. This station can distribute LNG to vehicles as well as to vessels, and can triple up as LNG storage facility. We expected this project to be completed on February 2014.

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

Though our acquisition of Xiantao City Jinhua Gas and Oil Co., Ltd. (“XTJH”) in March 2012, we have our own fueling station available locally, which increases our revenue and share in the local market. As of September 30, 2013, the fueling station is still in operation.

As of September 30, 2013, we have also engaged in developing market demand for our natural gas products along the Yangtze River. By leveraging our automobile conversion know-how, we are developing conversion technologies and operations to modify river vessels so that they can be powered by a mixture of LNG and diesel. In August 2010, a tugboat, modified by us to operate on a mixture consisting of 70% LNG and 30% diesel, completed its maiden voyage on the Yangtze River. We believe it was the first time that an LNG-powered ship navigated China’s domestic waterways.

Shaanxi and Henan Provinces

From the first quarter of 2011 to the third quarter of 2012, we ceased the operation of 8 CNG fueling stations in Shaanxi and Henan Province for various reasons. Buildings, equipment, and other fixed assets of 5 CNG fueling stations among them were disposed in the third quarter of 2012. From October 2012 to September 2013, we closed another 2 fueling stations in Shaanxi Province and 4 in Henan Province due to the change of the Company's strategy to reduce the scale of the CNG fueling business, and focus on establishing of LNG fueling stations. As a result, as of September 30, 2013, XXNGC and its subsidiary operated 19 CNG fueling stations in Shaanxi Province and 6 CNG fueling stations in Henan Province.

As of September 30, 2013, we operated one gasoline fueling station in Shaanxi Province. This is a fueling station that can distribute both CNG and gasoline.

Factors Affecting Our Results of Operations

Significant factors affecting our results of operations are:

Successful launch and development of our LNG business. On July 16, 2011, we completed most of the construction of Phase I of our LNG plant in Jingbian County, Shaanxi Province and began commercial production and sale of LNG. Phase I of the LNG plant has a processing capacity of 500,000 cubic meters of LNG per day, or approximately 150 million cubic meters of LNG per year. Revenues from the completed Phase I of the LNG plant have been realized during the third quarter of 2011. In addition, Phases II and III of the LNG plant are planned to be completed by December 2015, adding processing capacity of 3,000,000 cubic meters of LNG per day, or approximately 900 million cubic meters of LNG per year. As of September 30, 2013, 11 LNG fueling stations were under construction in various locations in Shaanxi and Henan Provinces, and our VIE, XXNGC signed a contract to buy 50 smart semi-trailers, 8 of which have begun operations as of September 30, 2013.

Regulation of natural gas prices in the PRC. The prices at which we purchase our natural gas supplies and sell CNG and pipeline natural gas products are strictly regulated by the PRC central government, including the National Development and Reform Commission, or the NDRC. Local pricing administrations have the discretion to set natural gas prices within the price range set by the PRC central government. In addition, natural gas procurement and sales prices are not uniform across China and may vary from province to province. Accordingly, our results of operations and, in particular, our revenue, cost of revenue and gross profit and gross margin are affected significantly by factors that are outside of our control, including the regulation of natural gas products both on the national and local levels. As we expand our natural gas business into other provinces, we expect our results of operations to continue to be affected significantly by the regulations over natural gas prices in the PRC.On July 10, 2013, the NDRC issued a notification to raise natural gas price, and local pricing administrations will determine the adjusted price within their jurisdiction.

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

Taxation

United States

We are incorporated in the State of Delaware and are subject to the tax laws of the United States. We incurred a net operating loss for income tax purposes for the nine months ended September 30, 2013 and the estimated net operating loss carry-forwards for United States income tax purposes amounted to $14,660,942 as of September 30, 2013, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2033. Our management believes that the realization of the benefits arising from these net operating loss carry-forwards appears to be uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance at September 30, 2013.

According to the laws of the State of Delaware, we are required to pay annual franchise tax to the state government based on the number of the authorized shares and the amount of total assets.  As of September 30, 2013, annual franchise tax of 2012 has been properly accrued.

The PRC

Our subsidiary, VIE and its subsidiaries operate in the PRC. Starting January 1, 2008, pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 25%. Based on certain income tax regulations adopted in 2001 to encourage the development of certain industries, including the natural gas industry, in the western regions of the PRC such as Shaanxi Province, XXNGC and one of its subsidiaries, JingbianXilan LNG Co., Ltd (referred to as SJLNG, a wholly owned subsidiary of XXNGC), are subject to a reduced tax rate of 15%. Accordingly, except for income from XXNGC and SJLNG, which are subject to the reduced tax rate of 15%, income from Shaanxi Xilan Natural Gas Equipment Co., Ltd. (referred to as SXNGE, a wholly foreign owned enterprise), Xi’an Xilan Auto Body Shop Co., Ltd. (referred to as XXABC, a wholly owned subsidiary of XXNGC), Henan Xilan Natural Gas Co., Ltd. (referred to as HXNGC, a wholly owned subsidiary of XXNGC), Lingbao Yuxi Natural Gas Co., Ltd (referred to as Lingbao Yuxi, a wholly owned subsidiary of XXNGC), Hubei Xilan Natural Gas Co., Ltd. (referred to as HBXNGC, a wholly owned subsidiary of XXNGC), HanchuanMakouYuntong Compressed Natural Gas Co., Ltd. (referred to as Makou, a wholly owned subsidiary of HBXNGC) and Xiantao City Jinhua Gas and Oil Co., Ltd. (referred to as XTJH, a holding subsidiary of HBXNGC) are subject to the 25% PRC income tax rate. Our effective income tax rate for the nine months ended September 30, 2013 and 2012 were approximately 19.0% and12.8%, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	2013	2012
Natural gas from fueling stations	$12,872,662	15,522,116	(2,649,454)	(17.1)%

Natural gas from pipelines	1,855,116	1,622,916	232,200	14.3%

Liquefied natural gas	14,980,423	10,758,490	4,221,933	39.2%

Gasoline	452,626	647,061	(194,435)	(30.0)%

Installation	1,390,723	2,040,806	(650,083)	(31.9)%

Automobile conversion	479,578	470,393	9,185	2.0%

Total	$32,031,128	31,061,782	969,346	3.1%

Overall. Total revenue for the three months ended September 30, 2013 increased to $32,031,128 from $31,061,782 for the three months ended September 30, 2012, an increase of $969,346 or 3.1%, due to the reasons discussed below. We sold 68,480,721 cubic meters of natural gas, including 31,395,790 cubic meters of CNG and 37,084,931 cubic meters (21,847.5 tons) of LNG, during the three months ended September 30, 2013, compared to 66,911,892 cubic meters of natural gas, including 36,827,491 cubic meters of CNG and 30,084,401 cubic meters (19,002.9 tons) of LNG during the three months ended September 30, 2012. For the three months ended September 30, 2013,94.2% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 5.8% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations.  Natural gas revenue from our fueling stations decreased by 17.1%, or $2,649,454, to $12,872,662 for the three months ended September 30, 2013, from $15,522,116 for the three months ended September 30, 2012, and contributed 40.2% of our total revenue for the three months ended September 30, 2013. During the three months ended September 30, 2013, we sold 25,551,230 cubic meters of CNG, compared to 31,749,431 cubic meters during the three months ended September 30, 2012, through our fueling stations. The main reason for the decrease in sales was due to the closure of six fueling stations from October 2012 to September 2013, as a result of the change of the Company's strategy to reduce the scale of the CNG fueling business, and focus on establishing of LNG fueling stations. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the three months ended September 30, 2013 and 2012, net of VAT. With respect to average sales revenue and volume per station, in the three months ended September 30, 2013, we sold approximately $459,738 or 912,544 cubic meters of CNG per station, respectively, compared to approximately $456,533 or 933,807 cubic meters, respectively, in the three months ended September 30, 2012.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines increased by 14.3%, or $232,200, to $1,855,116 for the three months ended September 30, 2013, from $1,622,916 for the three months ended September 30, 2012, and contributed 5.8% of our total revenue for the three months ended September 30, 2013. As of September 30, 2013, we had 123,631 pipeline customers, an increase of 3,921 customers from 119,710 customers as of September 30, 2012. We sold 5,844,560 cubic meters of natural gas through our pipelines for the three months ended September 30, 2013, compared to 5,078,060 cubic meters for the three months ended September 30, 2012, an increase of 15.1%, primarily due to the increase in both the number of customers and their consumption volume in the third quarter of 2013.

Liquefied Natural Gas.  Revenue from LNG increased by 39.2%, or $4,221,933, to $14,980,423 for the three months ended September 30, 2013, from $10,758,490 for the three months ended September 30, 2012, and contributed 46.8% of our total revenues for the three months ended September 30, 2013, which was the largest contributor to revenue among our major business lines. We sold 37,084,931 cubic meters (21,847.5 tons) of LNG for the three months ended September 30, 2013, compared to 30,084,401 cubic meters (19,002.9 tons) during the three months ended September 30, 2012, primarily due to the increased market demand. The average unit selling price per cubic meter increased from $0.35 (RMB 2.26), net of VAT, in the three months ended September 30, 2012, to $0.40 (RMB 2.49), during the three months ended September 30, 2013.

Gasoline.  Revenue from gasoline sales decreased by 30.0% or $194,435 to $ 452,626 for the three months ended September 30, 2013, from $647,061 for the three months ended September 30, 2012, and contributed 1.4% of our total revenue for the three months ended September 30, 2013. The decrease was primarily attributable to the sales volume decrease of 37.1% from 622,347 liters to 391,182liters, because of the closure of two gasoline fueling stations from October 2012 to September 2013, respectively, which was due to the low gross margin of gasoline. The average unit sales price of gasoline increased from $1.04 (RMB 6.56) per liter, net of VAT, in the three months ended September 30, 2012 to $1.16 (RMB 7.13) per liter in the three months ended September 30, 2013.

Installation Services.  Revenue from installation services decreased by 31.9% or $650,083 to $1,390,723, for the three months ended September 30, 2013 from $2,040,806 for the three months ended September 30, 2012, primarily as a result of the decrease in the number of our installation customers, and contributed 4.3% of our total revenue for the three months ended September 30, 2013. Revenue from our five largest customers accounted for 30.6%, 30.6%, 19.2%, 11.8% and 6.8%, respectively, of our total installation revenue for the three months ended September 30, 2013.

Automobile Conversion Services.  Revenue from our automobile conversion division increased by 2.0% or $9,185 to $479,578 for the three months ended September 30, 2013, from $470,393 for the three months ended September 30, 2012, and contributed 1.5% of our total revenue for the three months ended September 30, 2013.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	2013	2012
Natural gas from fueling stations	$7,111,004	8,576,475	(1,465,471)	(17.1)%

Natural gas from pipelines	1,423,074	1,245,820	177,254	14.2%

Liquefied natural gas	12,706,189	9,127,753	3,578,436	39.2%

Gasoline	390,100	616,290	(226,190)	(36.7)%

Installation	536,546	721,621	(185,075)	(25.6)%

Automobile conversion	298,616	292,026	6,590	2.3%

Total	$22,465,529	20,579,985	1,885,544	9.2%

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

Our cost of revenue for the three months ended September 30, 2013 was $22,465,529, an increase of $1,885,544 or 9.2% from $20,579,985for the three months ended September 30, 2012, mainly attributable to the increase in volume of LNG sold. As a comparison, our total revenues increased by 3.1% for the three months ended September 30, 2013 from the three months ended September 30, 2012.

Natural Gas from Fueling Stations. Cost of revenue of natural gas sold through our fueling stations decreased by 17.1%, or $1,465,471 to $7,111,004 for the three months ended September 30, 2013, from $8,576,475 for the three months ended September 30, 2012, mainly due to the decrease in sales volume. The average costs per cubic meter of our natural gas for our fueling stations increased slightly from $0.27 (RMB 1.68), net of VAT, for the three months ended September 30, 2012, to $0.28 (RMB 1.71), net of VAT, for the three months ended September 30, 2013. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the three months ended September 30, 2013.

Natural Gas from Pipelines.  Cost of revenue of our natural gas sold through our pipelines increased by 14.2% or $177,254 to $1,423,074 for the three months ended September 30, 2013, from $1,245,820 for the three months ended September 30, 2012. The increase was in line with the increase of sales revenue.

Liquefied Natural Gas. Cost of revenue from LNG was $12,706,189 for the three months ended September 30, 2013, an increase of $3,578,436 or 39.2% from $9,127,753 for the three months ended September 30, 2012. The increase was due to: i) the average cost of revenue per cubic meter increased from $0.30 (RMB 1.91), net of VAT, for the three months ended September 30, 2012 to $0.34 (RMB 2.11) during the three months ended September 30, 2013; and, ii) an increase in volume of LNG sold.

Gasoline.  Cost of gasoline revenue decreased by 36.7% or $226,190 to $390,100 for the three months ended September 30, 2013, from $616,290 for the three months ended September 30, 2012. The decrease of cost of gasoline revenue was primarily due to the decrease in sales volume. The average procurement cost per liter decreased from $0.99 (RMB 6.25), net of VAT, for the three months ended September 30, 2012 to $0.99 (RMB 6.14), net of VAT, for the three months ended September 30, 2013.

Installation Services.  Cost of revenue from our installation services decreased by 25.6% or $185,075 to $524,426 for the three months ended September 30, 2013 from $721,621 for the three months ended September 30, 2012, primarily as a result of the decrease in the number of our installation customers.

Automobile Conversion Services.  Cost of our automobile conversion revenue increased by 2.3% or $6,590 to $298,616 for the three months ended September 30, 2013 from $292,026 for the three months ended September 30, 2012, which is consistent with the increase in sales revenue.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	2013	2012
Natural gas from fueling stations	$5,761,658	6,945,641	(1,183,983)	(17.0)%

Natural gas from pipelines	432,042	377,096	54,946	14.6%

Liquefied natural gas	2,274,234	1,630,737	643,497	39.5%

Gasoline	62,526	30,771	31,755	103.2%

Installation	854,177	1,319,185	(465,008)	(35.2)%

Automobile conversion	180,962	178,367	2,595	1.5%

Total	$9,565,599	10,481,797	(916,198)	(8.7)%

We earned a gross profit of $9,565,599 for the three months ended September 30, 2013, a decrease of $916,198 or 8.7%, from $10,481,797 for the three months ended September 30, 2012. The decrease in gross profit was primarily attributable to the decrease in gross profit of natural gas from fueling stations and installation service as a result of the Company’s strategy to reduce the scale of the CNG fueling business, and focus on establishing of LNG fueling stations

Gross Margin

Gross margin for natural gas sold through our fueling stations improved slightly from 44.7% for the three months ended September 30, 2012to44.8% for the three months ended September 30, 2013.

Gross margin for natural gas sold through pipelines was 23.3% for the three months ended September 30, 2013, increased slightly from 23.2% for the three months ended September 30, 2012.

Gross margin for our LNG business remained stable at15.2% for the three months ended September 30, 2013 and 2012. This gross margin is lower than that of CNG sold through fueling stations, because till September 30, 2013, we had been selling the greatest part of LNG to industrial customers at wholesale price. We expect that the gross margin of LNG sales will be improved as more semi-trailers would begin operations in future, selling LNG to vehicles at retail price, with a gross margin of approximately 50%.

Gross margin for gasoline sales increased from 4.8% for the three months ended September 30, 2012 to 13.8% for the three months ended September 30, 2013, primarily due to our average sales price of gasoline had increased at a greater rate than that of the average purchasing costs.

Gross margin for our installation business was 61.3% for the three months ended September 30, 2013, decreased from 64.6% for the three months ended September 30, 2012.

Gross margin for our automobile conversion business remained stable at37.7% for the three months ended September 30, 2013 and 2012. (2012: 37.9%)

Our total gross margin decreased from 33.7% for the three months ended September 30, 2012 to 29.9% for the three months ended September 30, 2013, primarily due to the decrease in gross margin of the high margin business such as CNG distribution and installation service.

Operating Expenses

We incurred operating expenses of $8,183,424 for the three months ended September 30, 2013, a decrease of $424,360 or 5.5%, from $7,759,064 for the three months ended September 30, 2012.

Selling expenses decreased by $444,675 or 6.8% to $6,059,053 for the three months ended September 30, 2013, from $6,503,728 for the three months ended September 30, 2012, primarily due to the decrease of $470,659 in preliminary expense associated with our acquisition of XTJH. Preliminary expense should be expensed off at one time after the operation of the business.

General and administrative expenses increased by $869,035 or 69.2% from $1,255,336 for the three months ended September 30, 2012 to $2,124,371 for the three months ended September 30, 2013, primarily attributable to the settlement payment to SEC in the amount of $815,000.

Income from Operations and Operating Margin

Income from operations decreased by $1,340,558, or 49.2%, to $1,382,175 for the three months ended September 30, 2013 from $2,722,733 for the three months ended September 30, 2012, primarily attributable to the decrease in gross profit of natural gas from fueling stations and installation service as discussed above. Our operating margin for the three months ended September 30, 2013 was 4.3%, as compared to 8.8% for the three months ended September 30, 2012.

Non-Operating Expense

Non-operating expense was $229,168 for the three months ended September 30, 2013, primarily due to the interest expense of $132,906 related to the loan from Pudong Development Bank Xi’an Branch. On a comparable basis, non-operating expense was $4,135,497 for the three months ended September 30, 2012, primarily due to the loss of $4,017,726 on disposal of five fueling stations during the third quarter of 2012.

Provision for Income Tax

Income tax was $426,244 for the three months ended September 30, 2013, as compared to $87,239 for the three months ended September 30, 2012. The effective income tax rate increased from -6.2% to 37.0% over this period, primarily attributable to the improvement of income before income tax to positive numbers.

Net income

Net income increased to $726,763 for the three months ended September 30, 2013, by $2,226,766, from net loss of $1,500,003 for the three months ended September 30, 2012. Net margin increased to 2.3% for the three months ended September 30, 2013 from-4.8% for the three months ended September 30, 2012, primarily due to we suffered loss on disposal of fixed assets amounting to $4,017,726 in the third quarter of last year. However, no such losses were incurred in the comparable period of this year.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Sales Revenues

The following table sets forth a breakdown of our revenues for the periods indicated:

	2013	2012
Natural gas from fueling stations	$45,270,511	50,657,018	(5,386,507)	(10.6)%

Natural gas from pipelines	5,691,097	5,845,657	(154,560)	(2.6)%

Liquefied natural gas	42,691,913	35,728,338	6,963,575	19.5%

Gasoline	1,431,305	2,174,124	(742,819)	(34.2)%

Installation	5,296,032	5,471,884	(175,852)	(3.2)%

Automobile conversion	1,397,558	1,363,774	33,784	2.5%

Total	$101,778,416	101,240,795	537,621	0.5%

Overall. Total revenue for the nine months ended September 30, 2013 increased to $101,778,416 from $101,240,795 for the nine months ended September 30, 2012, an increase of $537,621 or 0.5%, due to the reasons discussed below. We sold 222,470,134 cubic meters of natural gas, including 108,563,581 cubic meters of CNG and 113,906,553 cubic meters (71,022.28 tons) of LNG, during the nine months ended September 30, 2013, compared to 219,208,931 cubic meters of natural gas, including 121,631,023 cubic meters of CNG and 97,577,908 cubic meters (61,304.8 tons) of LNG during the nine months ended September 30, 2012. For the nine months ended September 30, 2013, 93.4% of our revenues was generated from the sale of natural gas and gasoline, and the remaining 6.6% was generated from our installation and auto conversion services.

Natural Gas from Fueling Stations.  Natural gas revenue from our fueling stations decreased by 10.6%, or $5,386,507, to $45,270,511for the nine months ended September 30, 2013, from $50,657,018 for the nine months ended September 30, 2012, and contributed 44.5% of our total revenue for the nine months ended September 30, 2013, which was the largest contributor to revenue among our major business lines. During the nine months ended September 30, 2013, we sold 90,661,144 cubic meters of CNG, compared to 103,169,517 cubic meters during the nine months ended September 30, 2012, through our fueling stations. The main reason for the decrease in sales was due to the closure of six fueling stations since October 2012 to date as the Company changes strategy to reduce the scale of the CNG fueling business, and focus on establishing of LNG fueling stations. The average unit selling price per cubic meter of CNG remained stable at $0.50 (RMB 3.13) during the nine months ended September 30, 2013 and 2012, net of VAT. With respect to average sales revenue and volume per station, in the nine months ended September 30, 2013, we sold approximately $1,525,972 or 3,055,994 cubic meters of CNG per station, respectively, compared to approximately $1,420,158 or 2,892,333 cubic meters, respectively, in the nine months ended September 30, 2012.

Natural Gas from Pipelines.  Natural gas revenue from our pipelines decreased by 2.6%, or $154,560, to $5,691,097for the nine months ended September 30, 2013, from $5,845,657 for the nine months ended September 30, 2012, and contributed 5.6% of our total revenue for the nine months ended September 30, 2013. As of September 30, 2013, we had 123,631 pipeline customers, an increase of 3,921 customers from 119,710 customers as of September 30, 2012. We sold 17,902,438 cubic meters of natural gas through our pipelines for the nine months ended September 30, 2013, compared to 18,461,506 cubic meters for the nine months ended September 30, 2012, a slight decrease of 3.0%.

Liquefied Natural Gas.  Revenue from LNG increased by 19.5%, or $6,963,575, to $42,691,913 for the nine months ended September 30, 2013, from $35,728,338 for the nine months ended September 30, 2012, and contributed 41.9% of our total revenues for the nine months ended September 30, 2013. We sold 113,906,553 cubic meters (71,022.3 tons) of LNG for the nine months ended September 30, 2013, compared to 97,577,908 cubic meters (61,304.8 tons) during the nine months ended September 30, 2012, primarily due to the increase of market demand. The average unit selling price per cubic meter increased slightly from $0.37 (RMB 2.31), net of VAT, in the nine months ended September 30, 2012, to $0.37 (RMB 2.33), during the nine months ended September 30, 2013.

Gasoline.  Revenue from gasoline sales decreased by 34.2% or $742,819 to $1,431,305 for the nine months ended September 30, 2013, from $2,174,124for the nine months ended September 30, 2012, and contributed 1.4% of our total revenue for the nine months ended September 30, 2013. The decrease was primarily attributable to the sales volume decrease of 39.8% from 2,074,840 liters to 1,249,683 liters, because of the closure of two gasoline fueling stations since December 2012 to date, and due to the low gross margin of gasoline. The average unit sales price of gasoline increased from $1.05 (RMB 6.61) per liter, net of VAT, in the nine months ended September 30, 2012 to $1.15 (RMB 7.11) per liter in the nine months ended September 30, 2013, compensating for the significant decrease in sales volume to a certain degree.

Installation Services.  Revenue from installation services decreased by 3.2% or $175,852 to $5,296,032, for the nine months ended September 30, 2013 from $5,471,884 for the nine months ended September 30, 2012, and contributed 5.2% of our total revenue for the nine months ended September 30, 2013. Revenue from our five largest customers accounted for 9.1%, 7.9%, 7.9%, 7.4% and 6.8%, respectively, of our total installation revenue for the nine months ended September 30, 2013.

Automobile Conversion Services.  Revenue from our automobile conversion division increased by 2.5% or $33,784 to $1,397,558 for the nine months ended September 30, 2013, from $1,363,774 for the nine months ended September 30, 2012, and contributed 1.4% of our total revenue for the nine months ended September 30, 2013.

Cost of Revenue

The following table sets forth a breakdown of our cost of revenue for the periods indicated:

	2013	2012
Natural gas from fueling stations	$24,889,295	27,954,486	(3,065,191)	(11.0)%

Natural gas from pipelines	4,352,217	4,466,950	(114,733)	6.0%

Liquefied natural gas	34,649,151	28,265,987	6,383,164	22.6%

Gasoline	1,264,125	2,060,048	(795,923)	(38.6)%

Installation	2,008,135	1,980,086	28,049	1.4%

Automobile conversion	873,132	841,089	32,043	3.8%

Total	$68,036,055	65,568,646	2,467,409	3.8%

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

Our cost of revenue for the nine months ended September 30, 2013 was $68,036,055, an increase of $2,467,409 or 3.8% from $65,568,646 for the nine months ended September 30, 2012, mainly attributable to the increase in volume of LNG sold. As a comparison, our total revenues increased by 0.5% for the nine months ended September 30, 2013 from the nine months ended September 30, 2012.

Natural Gas from Fueling Stations. Cost of revenue of natural gas sold through our fueling stations decreased by 11.0%, or $3,065,191 to $24,889,295 for the nine months ended September 30, 2013, from $27,954,486 for the nine months ended September 30, 2012, mainly due to the decrease in sales volume. The average costs per cubic meter of our natural gas for our fueling stations increased slightly from $0.27 (RMB 1.69), net of VAT, for the nine months ended September 30, 2012, to $0.27 (RMB 1.71), net of VAT, for the nine months ended September 30, 2013. The average procurement cost remained materially below the natural gas retail price of $0.50 (RMB 3.13) per cubic meter, net of VAT, for the nine months ended September 30, 2013.

Natural Gas from Pipelines.  Cost of revenue of our natural gas sold through our pipelines decreased by 2.6% or $114,733 to $4,352,217 for the nine months ended September 30, 2013, from $4,466,950 for the nine months ended September 30, 2012. The decrease was in line with the decrease of sales volume.

Liquefied Natural Gas. Cost of revenue from LNG was $34,649,151 for the nine months ended September 30, 2013, an increase of $6,383,164 or 22.6% from $28,265,987 for the nine months ended September 30, 2012, mainly due to the increase in sales volume. The average cost of revenue per cubic meter increased from $0.29 (RMB 1.83), net of VAT, for the nine months ended September 30, 2012 to $0.30 (RMB 1.89) during the nine months ended September 30, 2013.

Gasoline.  Cost of gasoline revenue decreased by 38.6% or $795,923 to $1,264,125 for the nine months ended September 30, 2013, from $2,060,048 for the nine months ended September 30, 2012. The decrease of cost of gasoline revenue was primarily due to the closure of twogasoline fueling stations since December 2012 to date. The average procurement cost per liter increased from $0.99 (RMB 6.26), net of VAT, for the nine months ended September 30, 2012 to $1.01 (RMB 6.28), net of VAT, for the nine months ended September 30, 2013.

Installation Services.  Cost of revenue from our installation services increased slightly by 1.4% or $28,049 to $2,008,135 for the nine months ended September 30, 2013 from $1,980,086 for the nine months ended September 30, 2012.

Automobile Conversion Services.  Cost of our automobile conversion revenue increased by 3.8% or $32,043 to $873,132 for the nine months ended September 30, 2013 from $84  1,089 for the nine months ended September 30, 2012.

Gross Profit

The following table sets forth a breakdown of our gross profit for the periods indicated:

	2013	2012
Natural gas from fueling stations	$20,381,216	22,702,532	(2,321,316)	(10.2)%

Natural gas from pipelines	1,338,880	1,378,707	(39,827)	(2.9)%

Liquefied natural gas	8,042,762	7,462,351	580,411	7.8%

Gasoline	167,180	114,076	53,104	46.6%

Installation	3,287,897	3,491,798	(203,901)	(5.8)%

Automobile conversion	524,426	522,685	1,741	0.3%

Total	$33,742,361	35,672,149	(1,929,788)	(5.4)%

We earned a gross profit of $33,742,361 for the nine months ended September 30, 2013, a decrease of $1,929,788 or 5.4%, from $35,672,149 for the nine months ended September 30, 2012. The decrease in gross profit was primarily attributable to the decrease in gross profit of natural gas from fueling stations as a result of the Company’s strategy to reduce the scale of the CNG fueling business, and focus on establishing of LNG fueling stations.

Gross Margin

Gross margin for natural gas sold through our fueling stations increased slightly from 44.8% for the nine months ended September 30, 2012 to 45.0% for the nine months ended September 30, 2013.

Gross margin for natural gas sold through pipelines was 23.5% for the nine months ended September 30, 2013, decreased slightly from 23.6% for the nine months ended September 30, 2012.

Gross margin for our LNG business was 18.8% for the nine months ended September 30, 2013, decreased from 20.9% for the nine months ended September 30, 2012, attributable to the increase of processing costs of LNG. This gross margin is lower than that of CNG sold through fueling stations, because till September 30, 2013, we had been selling the greatest part of LNG to industrial customers at wholesale price. We expect that the gross margin of LNG sales will be improved as more semi-trailers would begin operations in future, selling LNG to vehicles at retail price, with a gross margin of approximately 50%.

Gross margin for gasoline sales increased from 5.2% for the nine months ended September 30, 2012 to 11.7% for the nine months ended September 30, 2013, primarily due our average sales price of gasoline had increased at a greater rate than that of our average purchasing costs of gasoline.

Gross margin for our installation business decreased to 62.1% for the nine months ended September 30, 2013, from 63.8% for the nine months ended September 30, 2012, primarily attributable to the increase in material price.

Gross margin for our automobile conversion business decreased from 38.3% for the nine months ended September 30, 2012 to 37.5% for the nine months ended September 30, 2013, primarily attributable to the increase in price of conversion material.

Our total gross margin decreased from 35.2% for the nine months ended September 30, 2012 to 33.2% for the nine months ended September 30, 2013, primarily due to the decrease in gross margin from high margin business such as CNG distribution and installation service.

Operating Expenses

We incurred operating expenses of $22,480,774 for the nine months ended September 30, 2013, a decrease of $196,629 or 0.9%, from $22,677,403 for the nine months ended September 30, 2012.

Selling expenses increased by $572,552 or 3.4% to $17,646,944 for the nine months ended September 30, 2013, from $17,074,392 for the nine months ended September 30, 2012, primarily due to the increase of $621,682 in transportation expense associated with our LNG business. Transportation cost during the nine months ended September 30, 2013 was approximately $3,159 per million cubic meters of natural gas, compared to $2,925 per million cubic meters of natural gas for the nine months ended September 30, 2012.

General and administrative expenses decreased by $769,181 or 13.7% from $5,603,011 for the nine months ended September 30, 2012 to $4,833,830 for the nine months ended September 30, 2013, primarily attributable to the decrease of $296,076 in stock based compensation, $257,956 in legal fees and $205,585 in audit fee.

Income from Operations and Operating Margin

Income from operations decreased by $1,733,159, or 13.3%, to $11,261,587 for the nine months ended September 30, 2013 from $12,994,746 for the nine months ended September 30, 2012, primarily attributable to the decrease in gross profit of natural gas sold through our fueling stations as discussed above. Our operating margin for the nine months ended September 30, 2013 was 11.1%, as compared to 12.8% for the nine months ended September 30, 2012.

Non-Operating Expense

Non-operating expense was $676,923 for the nine months ended September 30, 2013, primarily due to the interest expense of $417,884 related to the loan from Pudong Development Bank Xi’an Branch. On a comparable basis, non-operating expense was $5,342,583for the nine months ended September 30, 2012, primarily due to the loss of $4,017,726 on disposal of five fueling stations during the third quarter of 2012, the interest expense of $718,541 related to the loan from Pudong Development Bank, and the foreign currency exchange loss of $504,446 during the nine months ended September 30, 2012.

Provision for Income Tax

Income tax was $2,017,172 for the nine months ended September 30, 2013, as compared to $2,129,838 for the nine months ended September 30, 2012. The effective income tax rate increased from 12.8% to 19.1% over this period, primarily attributable to the improved income before income tax to positive numbers.

Net income

Net income increased to $8,567,492 for the nine months ended September 30, 2013, by $3,045,167, or 55.1%, from $5,522,325 for the nine months ended September 30, 2012. Net margin increased to 8.4% for the nine months ended September 30, 2013 from 5.5% for the nine months ended September 30, 2012, primarily due to the decrease in non-operating expense.

Liquidity and Capital Resources

Historically, our primary sources of liquidity consisted of cash generated from our operations, debt financing and proceeds from equity offerings. Due to accelerated repayment of the Abax Senior Notes, 25% of the principal of the loan from SPDB, and the short-term loans from Mr. HaoQu, all of which are payable within one year from September 30, 2013, our current liabilities were larger than current assets as of September 30, 2013, resulting in negative working capital. On November 1, 2012, February 16, 2013, March 28, 2013, May 17, 2013 and May 18, 2013, we entered into agreements with Mr. Hao Qu to extend the maturity dates of certain borrowing totaling $2.68 million to 2013 and 2014.

As of September 30, 2013, we had $10,334,452 of cash and cash equivalents on hand, compared to $10,857,456 of cash and cash equivalents as of December 31, 2012. The decrease was primarily attributable to the construction of the LNG plant and other projects, and the repayment of the loans from Shanghai Pudong Development Bank.

Net cash provided by operating activities was $14,616,423 for the nine months ended September 30, 2013, compared to net cash provided by operating activities of $21,076,965 for the nine months ended September 30, 2012.The decrease was primarily due to the increase in advances to suppliers, accounts receivable and other receivable, and decrease in adjustments for non-cash expense items.

Net cash used in investing activities decreased from $17,229,230 for the nine months ended September 30, 2012 to $13,051,836 for the nine months ended September 30, 2013, due to decrease in payment for acquisition of property and equipment and intangible assets.

Net cash used in financing activities was $2,415,000 for the nine months ended September 30, 2013, primarily due to the repayment of the principals of the long term loan from SPDB and payable to the JV. On a comparable basis, net cash used in financing activities was $4,865,918 for the nine months ended September 30, 2012, primarily due to the repayment of the principals of the Abax Senior Notes and of the long term loan from Shanghai Pudong Development Bank (or “SPDB”), and increase in restricted cash.

Based on our past performance and current expectations, we believe our cash and cash equivalents, as well as cash generated from operations, will satisfy only a small part of our working capital needs. We have indicated in our financial statements for the nine months ended September 30, 2013 regarding our ability to continue as a going concern. Key to this determination is our default on a senior note payable where the creditors have filed for involuntary bankruptcy and that we have a working capital deficit of current liabilities exceeding current assets by $51,650,916. On February 8, 2013, an Involuntary Petition for Bankruptcy was filed against the Company by three creditors of the Company, namely Abax Lotus Ltd., AbaxNaiXin A Ltd., and Lake Street Fund LP (the “Petitioners”). The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. On or about June 26, 2013, the Company filed a consent to the Involuntary Petition. On July 12, 2013, the Order for Relief was entered in the Bankruptcy Court.

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

Capital Expenditures

Our planned capital expenditures as of September 30, 2013 were approximately $196.0 million through December 2015, the majority of which were to be incurred in connection with Phase II and III of the LNG facility in Jingbian County, Shaanxi Province, the construction of additional fueling stations and compressor stations, and the expansion of our operations in Hubei Province. We expect to fund the planned capital expenditures mainly through cash flows from operations as well as through potential bank loans or other forms of borrowing.

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

• Initiating involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

• Initiating arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

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

On February 8, 2013, an Involuntary Petition for Bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., AbaxNaiXin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”). The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. On or about June 26, 2013, the Company filed a consent to the Involuntary Petition. On July 9, 2013, the Order for Relief was entered in the Bankruptcy Court, effectively placing the Company in Chapter 11 bankruptcy as a debtor-in-possession, pursuant to sections 1107-1108 of the Bankruptcy Code. Thereafter, the Company filed motions seeking the retention of Schiff Hardin LLP as its attorneys and authorizing the designation of J. Gregg Pritchard of Warren Street Global, Inc. as the Company’s Chief Restructuring Officer (“CRO”). Both motions were granted by the Bankruptcy Court. The Company has also filed its Statement of Financial Affairs and its Schedules of Assets and Liabilities with the Bankruptcy Court, as required by Rule 1007 of the Federal Rules of Bankruptcy Procedure.

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

Contractual Obligations

Our contractual obligations are as follows:

		Payments due by period
					More
		Less than	1-3	3-5	than
Contractual obligations	Total	1 year	Years	years	5 years
	(in thousands)
Senior notes(1)	$38,908	38,908	-	-	-
Operating lease obligations(2)	39,208	323	4,427	4,227	30,231
Purchase obligations (3)	10,016	10,016	-	-	-
Other liabilities reflected on balance sheet (4)	17,500	17,500	-	-	-
Related party debt (5)	2,680	2,680	-	-	-
Long-term loan	8,150	4,890	3,260	-	-
Total	$116,462	74,317	7,687	4,227	30,231

(1) Please refer to Note 6 to our consolidated financial statements for the nine months ended September 30, 2013.

(2) The Company entered into a series of long-term lease agreements with outside parties to lease land use rights for the Company’s CNG fueling stations located in the PRC. The agreements have terms ranging from 10 to 30 years. The Company makes annual prepayments for most of these lease agreements. The Company also entered into four office leases in Xi’an, PRC, one office lease in Wuhan, PRC, one office lease in Yichang, PRC, one office lease in Huangshi, PRC and one office lease in Yidu, PRC.

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

(5) The $2.68 million reflects related party debt to Mr. HaoQu, a former employee of XXNGC and shareholder of the Company.

Natural Gas Purchase Commitments

We have existing long-term natural gas purchase agreements with our major suppliers. As of September 30, 2013, we maintained long-term natural gas purchase agreements with one of our vendors, QinshuiLanyan Coal Bed Methane Co., Ltd. (“QinshuiLanyan”) which expires on December 31, 2015. We do not expect any issues or difficulties in renewing our supply contracts with the vendor going forward.

We continued to seek lower-cost sources of supply and did not have commitments for the purchasing volume of natural gas to any suppliers except QinshuiLanyan. Pursuant to the agreement with QinshuiLanyan, we should purchase from QinshuiLanyan a daily volume of approximately 200,000 cubic meters of coal bed gas. Prices of natural gas are strictly controlled by the PRC government.

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

The balance sheet amounts, with the exception of equity, were translated at the September 30, 2013 exchange rate of RMB 6.14 to $1.00 as compared to RMB 6.30 to $1.00 at December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to income and cash flow statement amounts for the nine months ended September 30, 2013 and 2012 were RMB 6.21 and RMB 6.31 to $1.00, respectively.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2013 and December 31, 2012, there were no significant book to tax differences except for warrants liability and stock based compensation. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2013 and 2012.

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

During management’s evaluation of the effectiveness of internal control over financial reporting in connection with this quarterly report for the nine months ended September 30, 2013, management concluded that the Company continues to have the following material weakness in its internal control over financial reporting for the nine months ended September 30, 2013:

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

Based on their evaluation (and considering the material weaknesses previously identified and discussed in our internal control over financial reporting, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2012), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures at September 30, 2013 were not effective.

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

All ff the above items have been completed as of September, 2013.

In addition, the Company continues to reassess its internal controls and procedures in light of these recent events and is in the process of determining additional appropriate actions to take to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

a)
On May 14, 2012, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against QinanJi and the Company, captioned Securities and Exchange Commission v. China Natural Gas, Inc. and QinanJi (12 CV 3824) (the “SEC Action”). The SEC Action alleged that the Company violated Section 17(a)(2) of the Securities Act of 1933 (“Securities Act”), and Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”) (as well as certain rules promulgated under such sections), and that Mr. Ji violated Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(b)(5) and 14(a) of the Exchange Act (as well as certain rules promulgated under such sections), Section 304 of the Sarbanes Oxley Act of 2002 and aiding and abetting certain of the Company’s alleged violations. The SEC Action further alleged among other things that, in January 2010, the Company made two-short term loans totaling $14.3 million ($9.9 million to Taoxiang Wang and $4.4 million to a real estate company called Shaanxi Juntai Housing Purchase Co. Ltd. (“Juntai”)) and disclosed them in its periodic reports as loans made to unrelated third parties. The SEC Action alleged that the true and undisclosed purpose of the loans was to benefit a company called Xi’an Demaoxing Real Estate Co., Ltd. (“Demaoxing”), and that Demaoxing was 90% owned by Mr. Ji’s son and 10% owned by Mr. Ji’s nephew. The SEC Action further alleged that Taoxiang Wang was a sham borrower selected to conceal Demaoxing’s receipt of the loan proceeds and that Juntai was Demaoxing’s business partner and borrowed the money to undertake a joint real estate project with Demaoxing.

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

The Company’s Settlement Payment was approved by the Bankruptcy Court and has been paid.

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

•                   Initiating involuntary bankruptcy proceedings with respect to the Company under the U.S. Federal Bankruptcy Code;

•                    Initiating arbitration in Hong Kong against the Company for breaches of the Company’s obligations under the SPA;

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

As disclosed above, on February 8, 2013, an Involuntary Petition for Bankruptcy, entitled In re China Natural Gas, Inc. (Case No. 13-10419), was filed against China Natural Gas, Inc. (the "Company") by three creditors of the Company, namely Abax Lotus Ltd., AbaxNaiXin A Ltd., and Lake Street Fund LP (the “Petitioners”). The petition was filed in the United States Bankruptcy Court, Southern District of New York (the “Bankruptcy Court”). The Petitioners have claimed in the Involuntary Petition that they have debts totaling $42,218,956.88 as a result of the Company’s failure to make payments on the 5% Guaranteed Senior Notes issued in 2008. On or about June 26, 2013, the Company filed a consent to the Involuntary Petition.  On July 9, 2013, the Order for Relief was entered in the Bankruptcy Court, effectively placing the Company in Chapter 11 bankruptcy as a debtor-in-possession, pursuant to sections 1107-1108 of the Bankruptcy Code.  Thereafter, the Company filed motions seeking the retention of Schiff Hardin LLP as its attorneys and authorizing the designation of J. Gregg Pritchard of Warren Street Global, Inc. as the Company’s Chief Restructuring Officer (“CRO”). Both motions were granted by the Bankruptcy Court. The Company has also filed its Statement of Financial Affairs and its Schedules of Assets and Liabilities with the Bankruptcy Court, as required by Rule 1007 of the Federal Rules of Bankruptcy Procedure.

d)    Vandevelde v. China Natural Gas, Inc., et al. (Skeway v. China Natural Gas, Inc.) (Case No. 1:10CV00728, United States District Court for the District of Delaware). As previously disclosed, on August 26, 2010, an individual investor filed a putative class action complaint against the Company and certain of its former officers and directors alleging that the defendants violated the U.S. securities laws. The Court appointed another individual investor as lead plaintiff, and he then filed an amended complaint. The Company filed a motion to dismiss which, on July 6, 2012, the Court granted in its entirety. In its order, the Court also granted the plaintiffs leave to amend their complaint. In the second amendedcomplaint, the plaintiffs allege that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder), the defendants made false or misleading statements in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, and in various quarterly reports, by purportedly failing to disclose a series of loans and related party transactions. The second amended complaint also asserts claims against certain of the Company’s former officers and directors for violations of Section 20(a) of the Securities Exchange Act of 1934. The suit seeks unspecified monetary damages. On September 25, 2012, the Company filed a motion to dismiss the second amended complaint. On April 1, 2013, the Company notified the Court that certain of the Company’s creditors had filed an involuntary petition for bankruptcy and that, under the U.S. Bankruptcy Code, the filing of that petition operates as an automatic stay of the suit. On April 9, 2013, the Court entered an order administratively closing the case and directing the parties to notify the Court when either the bankruptcy litigation had been resolved or one of the individual defendants was served, so that the Court could reopen the case or take other appropriate action. At the time the Court administratively closed the case, the Company’s motion to dismiss the second amended complaint was fully briefed but had not yet been decided by the Court. On August 19, 2013, the plaintiffs filed with the Court proof that it had served one of the individual defendants nearly two months earlier.  On August 22, 2013, the Court entered an order re-opening the case.  In that order, the Court stated that, while it was re-opening the case, the stay remains in effect as to the Company.  On September 9, 2013, the plaintiffs requested that the clerk enter a default against the individual defendant who had been served, which the clerk did on the following day.  The Company cannot at this time provide any assurance that the outcome of this suit will not be materially adverse to its financial condition, consolidated results of operations, cash flows or business prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Previously disclose in the Current Report on Form 8-K filed on September 11, 2012.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 6, 2013, Mr. Zhaoyang Qiao, resigned as the Chief Financial Officer of the Company effective immediately. The reason for Mr. Qiao’s resignation was personal and not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Our Board of Directors accepted Mr. Qiao’s resignation and appointed our current Chief Executive Officer, Mr. Shuwen Kang as the Company’s acting Chief Financial Officer effective November 6, 2013. Mr. Kang will act as principal financial and accounting officer and oversee the Company’s financial operations until the Company names a new Chief Financial Officer.

Mr. Kang has served as our Chief Executive Officer since October 2011. Prior to his appointment as our CEO, Mr. Kang was vice president of XXNGC and was in charge of XXNGC’s business operations. From 2006 to 2010, Mr. Kang served as senior counsel to XXNGC, responsible for making strategic and business development plans for the Company. Mr. Kang has extensive experience in the operations and management of the Company and in the natural gas industry in general. Mr. Kang holds an associate degree in Party and Government Management from the Party School of the Shaanxi Provincial Committee of the Communist Party of China.

Mr. Kang will not receive additional compensation for his role as the Company’s acting Chief Financial Officer.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
31.1
Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PR	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Natural Gas, Inc.

November 14, 2013	By:	/s/ Shuwen Kang
Shuwen Kang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

